Form 10-Q
period 2017-06-30
Calyxt, Inc.
filed 2017-09-01
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38161

Calyxt, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-38161	27-1967997
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

600 County Road D West, Suite 8

New Brighton, MN 55112

(Address of Principal Executive Offices)

(651) 683-2807

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

☐    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

As of August 31, 2017, there were 27,650,000 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Securities Exchange Act).

In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors” in our final prospectus filed with the SEC on July 21, 2017. You should specifically consider the numerous risks outlined under “Risk Factors” in our final prospectus filed with the SEC on July 21, 2017.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in, the potential markets for our product. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in our final prospectus filed with the SEC on July 21, 2017. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our consolidated financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Website Disclosure

We use our website (www.calyxt.com) and our corporate Twitter account (@Calyxt_Inc) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter account are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Calyxt, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data and Per Share Data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,521	$5,026
Trade accounts receivable	—	110
Due from related parties	85	47
Prepaid expenses and other current assets	614	282
Deferred offering costs	2,103	—

Total current assets	5,323	5,465

Property and equipment, net	11,334	10,994
Other long-term assets	280	164

Total assets	$16,937	$16,623

Liabilities and stockholder’s equity
Current liabilities:
Due to related parties	$5,807	$1,712
Accounts payable	1,910	357
Accrued salaries, wages, and other compensation	342	332
Accrued liabilities	732	363
Current deferred revenue	109	101

Total current liabilities	8,900	2,865

Non-current deferred revenue	453	639

Total liabilities	9,353	3,504

Stockholder’s equity:
Common stock, $0.0001 par value; 30,000,000 shares authorized, 19,600,000 shares issued and outstanding as of June 30, 2017	2	2

Additional paid-in capital	42,377	41,685
Accumulated deficit	(34,795)	(28,568)

Total stockholder’s equity	7,584	13,119

Total liabilities and stockholder’s equity	$16,937	$16,623

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Operations

(Amounts in Thousands except Shares Outstanding and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Revenue	$223	$116	$278	$222

Operating expenses:
Cost of revenue	—	100	—	200
Research and development	1,453	1,306	2,719	2,676
Selling, general, and administrative	2,010	1,202	3,588	2,399

Total operating expenses	3,463	2,608	6,307	5,275

Loss from operations	(3,240)	(2,492)	(6,029)	(5,053)
Interest income (expense)	(30)	2	(44)	(2)
Foreign currency transaction gain (loss)	(125)	33	(154)	29

Loss before income taxes	(3,395)	(2,457)	(6,227)	(5,026)
Income tax expense	—	—	—	—

Net loss	$(3,395)	$(2,457)	$(6,227)	$(5,026)

Basic and diluted loss per share	$(0.17)	$(0.13)	$(0.32)	$(0.26)

Weighted average shares outstanding—basic and diluted	19,600,000	19,600,000	19,600,000	19,600,000

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Stockholder’s Equity

(Amounts in Thousands except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balances at December 31, 2016	19,600,000	$2	$41,685	$(28,568)	$13,119

Stock-based compensation	—	—	692		692
Net loss	—	—	—	(6,227)	(6,227)

Balances at June 30, 2017 (unaudited)	19,600,000	$2	$42,377	$(34,795)	$7,584

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Cash Flows

(Amounts in Thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(6,227)		$(5,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268		69
Stock-based compensation	692		595
Unrealized transaction gains (losses) on Parent activity	(156)		7
Changes in operating assets and liabilities:
Trade accounts receivable	110		117
Due to/from related parties	1,213		701
Prepaid expenses and other assets	(448)		(313)
Accounts payable	284		1,022
Accrued salaries, wages, and other compensation	10		(16)
Accrued liabilities	369		709
Deferred revenue	(178)		(68)

Net cash used in operating activities	(4,063)		(2,203)

Investing activities
Purchases of property and equipment	(608)		(10,202)

Net cash used in investing activities	(608)		(10,202)

Financing activities
Advances from Parent	3,000		—
Deferred offering costs	(834)		—

Net cash provided by financing activities	2,166		—

Net decrease in cash and cash equivalents	(2,505)		(12,405)
Cash and cash equivalents—beginning of period	5,026		24,687

Cash and cash equivalents—end of period	$2,521		$12,282

Supplemental cash flow information
Interest paid	$—		$2

Supplemental non-cash financing transactions:
Deferred offering costs in accounts payable and accrued liabilities	$1,269	$

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc. (the Company or Calyxt), was founded in 2010 and incorporated in Delaware. The Company is headquartered in New Brighton, Minnesota. The Company is an agriculture biotechnology company focused on creating healthier specialty food ingredients and agriculturally advantageous food crops through the use of gene editing technology for plants. The Company changed its name from Cellectis Plant Sciences, Inc. to Calyxt, Inc. on May 4, 2015. As of June 30, 2017, the Company was a wholly owned subsidiary of Cellectis, S.A. (or Parent or Cellectis).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year.

This interim information should be read in conjunction with the audited financial statements included in the Company’s prospectus dated July 19, 2017, and filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Initial Public Offering

On July 25, 2017, the Company completed an initial public offering (IPO) of its common stock. The Company sold an aggregate of 8,050,000 shares of common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the overallotment option by the Company’s underwriters. In the aggregate, the Company received net proceeds from the IPO and exercise of the overallotment of approximately $58.3 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.0 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock for a value of $20.0 million, which is included in the net proceeds of approximately $58.3 million. The Company used $5.7 million of the proceeds from Cellectis to cover a portion of the outstanding obligations owed to Cellectis. The condensed financial statements, including share and per share amounts, do not give effect to the IPO (Note 13).

Stock Split

On June 14, 2017, pursuant to the authorization provided in a written consent in lieu of a special meeting of the Company, the Company effected a stock split of the Company’s common stock at a ratio of 100-for-1 and increased the number of shares of common stock authorized for issuance to 30,000,000 by filing a Certificate of Amendment with the Secretary of State of the State of Delaware. As a result of the stock split, every share of issued and outstanding common stock was converted to 100 issued and outstanding shares of common stock without any change in the par value per share.

On July 25, 2017, concurrently with the closing of the IPO, the Company effected a stock split of the Company’s common stock at a ratio of 2.45-for-1. As a result of the stock split, each share of issued and outstanding common stock was converted into 2.45 shares of issued and outstanding common stock without changing the par value per share (Note 13).

Since the par value of the common stock remained at $0.0001 per share subsequent to each stock split, the value of common stock recorded to the Company’s balance sheets has been retroactively increased to reflect the par value of the increased number outstanding shares, with a corresponding decrease to additional paid-in capital. All share and per share data included in the financial statements and related notes have been retroactively restated to reflect the stock splits.

Liquidity

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2016 and 2015 and through June 30, 2017, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At June 30, 2017, the Company had an accumulated deficit of $34.8 million and it expects to incur losses for the immediate future. To date, the Company has been funded by capital infusions from its parent and equity financings, and although the Company believes that it will be able to successfully fund its operations, there can be no assurance that it will be able to do so or that it will ever operate profitably.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation and the valuation allowance for deferred tax assets and derivatives. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and term deposits with original maturities of three months or less. The carrying value of these instruments approximate fair value. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Trade Accounts Receivable

Accounts receivable are unsecured, are recorded at net realizable value, and do not bear interest. The Company makes judgments as to its ability to collect outstanding receivables based upon patterns of collectability, historical experience, and management’s evaluation of specific accounts and will provide an allowance for credit losses when collection becomes doubtful. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis. Payment is generally due 30 days from the invoice date, and accounts past 30 days are individually analyzed for collectability. When all collection efforts have been exhausted, the account is written off against the related allowance.

As of June 30, 2017, the Company had no trade accounts receivables. The Company considered its trade receivables to be fully collectible at December 31, 2016; accordingly, no allowance for doubtful accounts was considered necessary.

Other Current Assets

Other current assets represent prepayments and deposits made by the Company.

Deferred Offering Costs

Deferred offering costs primarily consist of incremental legal and accounting fees incurred directly relating to the IPO. Upon the consummation of the Company’s IPO, deferred offering costs will be offset against the gross proceeds of the offering and included in stockholder’s equity. If the offering had been aborted, the deferred offering costs would have been expensed immediately.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Repairs and maintenance costs are expensed as incurred. The cost and accumulated depreciation of property and equipment retired, or otherwise disposed of, are removed from the related accounts, and any residual values are charged to expense. Depreciation expense has been calculated using the following estimated useful lives:

Buildings and other improvements	10–20 years
Leasehold improvements	Remaining lease period
Office furniture and equipment	5–7 years
Computer equipment and software	3–5 years

Long-Lived Assets

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the carrying value exceeds the fair value of the asset or asset group. The Company generally measures fair value by considering sale prices for similar assets or asset groups, or by discounting estimated future cash flows from such assets or asset groups using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

There have been no impairment losses recognized for the three and six months ended June 30, 2017 or June 30, 2016.

Fair Value of Financial Instruments

Pursuant to the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

Level 1—Financial instruments with unadjusted quoted prices listed on active market exchanges.

Level 2—Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms, as well as, directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Financial instruments that are not actively traded on a market exchange. This category includes situations in which there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the three and six months ended June 30, 2017 or June 30, 2016.

Forward Purchase Contracts and Derivatives

The Company enters into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. The Company accounts for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. Realized gains and losses from derivative contracts are recorded as research and development (R&D) expenses as a result of breeding contract activity. The fair value for forward purchase contracts is estimated based on exchange-quoted prices.

Unrealized gains and losses on all derivative contracts are recorded in other current assets or other current liabilities on the balance sheet at fair value. The gains and losses recorded by the Company are not significant for the three and six months ended June 30, 2017 or 2016.

The table below summarizes the carrying value of derivative instruments as of June 30, 2017 and December 31, 2016.

Derivatives not designated as hedging instruments under ASC Topic 815	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)		(in thousands)	(in thousands)
Forward purchase contracts	Prepaid expenses and other current assets	$5	$9	Accrued liabilities—current	$37	$19
Total derivatives		$5	$9		$37	$19

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within selling, general and administrative expenses in the statements of operations.

Revenue Recognition

The Company enters into R&D agreements that may consist of nonrefundable up-front payments, milestone payments, royalties, and R&D Services. In addition, the Company may license its technology to third parties, which may be part of the R&D agreements.

For agreements that contain multiple elements, each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a stand-alone basis and, for an arrangement that includes a general right of return relative to the delivered products or services, delivery, or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have stand-alone value if the product or service is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements do not include a general right of return relative to the delivered products.

Nonrefundable up-front payments are deferred and recognized as revenue over the period of the R&D agreement. If an R&D agreement is terminated before the original term of the agreement is fulfilled, all the remaining deferred revenue is recognized at the date of termination.

Milestone payments represent amounts received from the Company’s R&D partners, the receipt of which is dependent upon the achievement of certain scientific, regulatory, or commercial milestones. The Company recognizes milestone payments when the triggering event has occurred, there are no further contingencies or services to be provided with respect to that event, and the counterparty has no right to refund of the payment. The triggering event may be scientific results achieved by the Company or another party to the arrangement, regulatory approvals, or the marketing of products developed under the arrangement.

Royalty revenue arises from the Company’s contractual entitlement to receive a percentage of product sales revenues achieved by counterparties. Royalty revenue is recognized on an accrual basis in accordance with the terms of the agreement when sales can be determined reliably and there is reasonable assurance that the receivables from outstanding royalties will be collected.

Licenses revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed.

Cost of Revenue

Cost of revenue relates to the performance of services or contract research and consists of direct external expenses relating to projects and internal costs, including overhead allocated on a full-time equivalent basis.

Research and Development

R&D expenses represent costs incurred for the development of various products using licensed gene editing technology. R&D expenses consist primarily of salaries and related costs of the Company’s scientists, in-licensing of technology, consumables, property and equipment depreciation, and fees paid to third-party consultants. All research and development costs are expensed as incurred.

In the normal course of business, Calyxt enters into R&D contracts with third parties whereby Calyxt performs R&D of certain gene traits for the third party. The Company has entered into various multiyear arrangements in which Calyxt performs the R&D of the gene technology and the third parties generally have primary responsibility for any commercialization of the technology. These arrangements are performed with no guarantee of either technological or commercial success.

The Company in-licenses certain technology from third-parties that is a component of ongoing research and product development. The Company expenses up-front license fees upon contracting due to the uncertainty of future commercial value, as well as expensing any ongoing annual fees when incurred. Related-party in-licensing expense was $21 thousand and $9 thousand for the three months ended June 30, 2017 and 2016, respectively. Related-party in-licensing expense was $27 thousand and $23 thousand for the six months ended June 30, 2017 and 2016, respectively. Third-party in-licensing expenses were $54 thousand and $30 thousand for the three months ended June 30, 2017 and 2016, respectively. Third-party in-licensing expenses were $119 thousand and $339 thousand for the six months ended June 30, 2017 and 2016, respectively.

Foreign Currency Transactions

Transactions in foreign currencies are remeasured into the Company’s functional currency, U.S. dollars, at the exchange rates effective at the transaction dates. Assets and liabilities denominated in foreign currencies at the reporting date are remeasured into the functional currency using the exchange rate effective at that date. The resulting exchange gains or losses are recorded in the statements of operations under sales, general, and administrative expenses.

Income Taxes

Current income taxes are recorded based on statutory obligations for the current operating period for the jurisdictions in which the Company has operations.

Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. Calyxt recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company is subject to income taxes in U.S. federal and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending prior to 2013. In the event of any future tax assessments, the Company’s accounting policy is to record the income taxes and any related interest or penalties as current income tax expense on the statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance in ASU 2014-09 and subsequently issued amendments ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers, as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. For public entities, certain not-for-profit entities, and certain employee benefit plans, the new revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the new revenue standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this pronouncement.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendment simplifies the presentation of deferred income taxes. Instead of separating deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position, the amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. For public entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Adoption of this standard did not have a material impact on the Company’s financial statements as all net deferred tax assets are fully reserved.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public entities, not-for-profit entities, or employee benefit plans, ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For all other entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. The Company is evaluating the impact of adopting this pronouncement.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU eliminates the additional paid-in capital (APIC) pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Adoption of this standard did not have a material impact on the Company’s financial statements.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company also has concentrations of revenue with certain customers.

Cash and cash equivalents concentration—The Company holds cash balances at financial institutions that, at times, may exceed federally insured limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. Calyxt has not experienced any losses on such accounts.

Trade accounts receivable concentration—At June 30, 2017, the Company had no trade accounts receivable. At December 31, 2016, one customer accounted for 100% of trade accounts receivable.

Revenue concentration— For the three and six months ended June 30, 2017, two customers accounted individually for 82.7% and 12.4% and 72.3% and 20.0% of revenue, respectively. For the three and six months ended June 30, 2016, four customers accounted individually for 31.6%, 24.9%, 24.4% and 14.4% and in both the three and six month periods, respectively.

4. Property and Equipment

Property and equipment consists of the following:

(Amounts in Thousands)	June 30, 2017	December 31, 2016
Land	$5,690	$5,690
Buildings and other improvements	4,304	4,304
Leasehold improvements	169	169
Office furniture and equipment	1,621	1,506
Computer equipment and software	20	20
Assets under construction	530	37

	12,334	11,726
Less accumulated depreciation	(1,000)	(732)

Property and equipment, net	$11,334	$10,994

As of June 30, 2017, the Company recorded $530 thousand in assets under construction for site improvements and architect fees related to phase two of the corporate headquarter plan (Note 13).

Depreciation expense was $134 thousand and $15 thousand for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $268 thousand and $69 thousand for the six months ended June 30, 2017 and 2016, respectively.

5. Related-Party Transactions

Due from related parties consists of receivables due from another subsidiary of the Parent related to payroll services provided by Calyxt to the other subsidiary.

Due to related parties consists of cash advances, license fees, amounts owed under the intercompany management agreement, and interest charged on outstanding amounts. Amounts due to the Parent that are included in due to related parties on the balance sheet bear interest at a rate of the European Interbank Offered Rate for 12 months (EURIBOR 12) plus 5% per annum. All interest expense in the statements of operations relates to interest accruing on amounts due to the Parent. In June 2017, the Company received a cash advance from the Parent of $3.0 million to fund ongoing operations.

The Company has a management agreement with its Parent, in which the Company pays the Parent a monthly fee for certain services provided by the Parent, which include general sales and administration functions, accounting functions, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $482 thousand and $542 thousand for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, the Company classified $446 thousand and $497 thousand, respectively, as a component of sales, general, and administrative expenses, while $36 thousand and $45 thousand, respectively, were classified as a component of R&D expenses. The Company recorded expenses associate with the management agreement of $895 and $913 thousand for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company classified $830 thousand and $822 thousand, respectively, as a component of sales, general, and administrative expenses, while $65 thousand and $91 thousand, respectively, were classified as a component of R&D expenses.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. Calyxt obtained from Cellectis an exclusive license to the technology for the use in plants. TALEN technology is the primary technology used by Calyxt today. Calyxt seeks to leverage TALEN technology by creating plants and food products with consumer health benefits. TALEN technology works by enabling the Company to edit genes and overcoming many of the limitations of traditional trait-development techniques. The Company will be required to pay a royalty to Cellectis on future sales for the licensing of the technology.

6. Accrued Liabilities

As of June 30, 2017, and December 31, 2016, respectively, the Company had accrued liabilities of $732 thousand and $363 thousand, which consist of capital expenditures and miscellaneous operating expenses.

7. Net Loss per Share

Basic earnings per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the three- and six-month periods ended June 30, 2017 and 2016, basic and diluted loss per share were the same.

8. Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plan

The Company adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, the Company also adopted an omnibus incentive plan, or the Omnibus Plan, under which the Company granted stock options, with an exercise price equal to the estimated fair value of the stock at the grant date, and restricted stock unit awards.

The awards granted under the Existing Plan are only exercisable upon a triggering event or initial public offering as defined by the plan. Because no triggering events occurred during the three and six months ended June 30, 2017 and 2016, the Company did not recognize any compensation expense for awards granted under the Existing Plan in these respective periods.

In June 2017, the Company granted stock options and restricted stock units to certain of our employees, nonemployees, and certain employees and nonemployees of the Parent under the Omnibus Plan. Stock option awards under the Omnibus Plan are only exercisable upon a triggering event or initial public offering as defined by the plan. Because no triggering event or initial public offering occurred in the three and six months ended June 30, 2017, the Company did not recognize any compensation expense for stock options granted under the Omnibus Plan in these respective periods. The following table presents stock-based compensation expense included in the Company’s condensed statements of operations (in thousands) for restricted stock unit awards under the Omnibus Plan:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Stock-based compensation expense for:
Employee stock options	$—	$—	$—	$—
Employee restricted stock units	435	—	435	—
Nonemployee stock options	—	—	—	—
Nonemployee restricted stock units	8	—	8	—

	$443	$—	$443	$—

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$422	$—	$422	$—
Research and development	21	—	21	—

	$443	$—	$443	$—

The Company treats stock-based compensation awards granted to employees of the Parent as dividends, which are recorded quarterly. The Company recorded $69 thousand in a deemed dividend to the Parent in the three and six months ended June 30, 2017 for restricted stock units granted to employees of the Parent in June 2017. No dividends for stock-based compensation awards granted to employees of the Parent were recorded in the three and six months ended June 30, 2016.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	1,930,600	$4.45		9.1
Granted	2,119,699	$13.29
Canceled	(20,825)	$5.85

Outstanding at June 30, 2017	4,029,474	$9.09	$8,018	9.3

Exercisable at June 30, 2017	0

At June 30, 2017, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $9.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

At June 30, 2017, the Company had 1,159,266 stock options that will vest as a result of the IPO. The stock-based compensation expense related to these awards will be recorded upon the consummation of this offering and is estimated to be approximately $5.6 million.

The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contain a 25% acceleration vesting clause upon a triggering event or initial public offering as defined in the Existing Plan.

The Company has not historically paid cash dividends to its stockholders and currently does not anticipate paying any cash dividends in the foreseeable future. As a result, the Company has assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. The Company uses the simplified method, or the lattice method when appropriate, to reasonably estimate the expected life of its option awards. Expected volatility is based upon the volatility of comparable public companies.

The following table provides the assumptions used in the Black-Scholes model for the stock option awards:

Expected dividend yield	0%
Risk-free interest rate	1.25% - 2.31%
Expected volatility	27.4% - 42.3%
Expected life (in years)	1.22 – 10.00

Restricted Stock Units

The following table summarizes the activity of restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—
Granted	1,452,333	$8.00
Vested	(39,200)

Unvested balance at June 30, 2017	1,413,133	$8.00

As of June 30, 2017, the Company had approximately $7.4 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 5.4 years.

Parent Awards

The Company’s Parent granted stock options to employees of Calyxt. Compensation costs related to the grant of the Parent company awards to Calyxt’s employees has been recognized in the statements of operations with a corresponding credit to stockholder’s equity, representing the Parent’s capital contribution to the Company. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.

The following table provides the range of assumptions used in the Black-Scholes model for the Parent awards:

Expected dividend yield	0%
Risk-free interest rate	2.16% - 2.31%
Expected volatility	37.5% - 42.3%
Expected life (in years)	7.43 – 10.00

In 2015, the Company’s Parent granted to certain consultants of Calyxt warrants to purchase Cellectis stock in exchange for services provided to the Company. The Company recorded the fair value of the warrants as a dividend paid to the Parent in exchange for the warrants issued to consultants.

The Company recognized stock-based compensation expense related to its Parent’s grants of stock options and warrants to Calyxt employees and consultants of $115 thousand and $277 thousand for the three-month periods ended June 30, 2017 and 2016, respectively. The Company recognized stock-based compensation expense related to its Parent’s grants of stock options and warrants to Calyxt employees and consultants of $249 thousand and $595 thousand for the six-month periods ended June 30, 2017 and 2016, respectively. The following table summarizes the stock-based compensation expense, which was recognized in the statements of operations for Parent awards (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$10	$6	$13	$12
Research and development	105	271	236	583

	$115	$277	$249	$595

9. Income Taxes

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements.

As of June 30, 2017, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2016.

10. Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. The Company has not identified any legal matters needing to be recorded or disclosed as of June 30, 2017.

Leases

The Company leases office space under a non-cancelable operating lease that expires in October 2017. Rent expense is recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease requires payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense was $65 thousand and $68 thousand for three months ended June 30, 2017 and 2016, respectively. Total rent expense was $130 thousand and $143 thousand for six months ended June 30, 2017 and 2016, respectively.

Future minimum lease commitments as of June 30, 2017 are as follows (in thousands):

2017	$53
2018 and beyond	—

Total	$53

Parent Obligations

As of June 30, 2017, the Company had short-term Parent obligations of $5.8 million consisting of amounts owed under the intercompany management agreement for certain services provided by Cellectis including a cash advance of $3.0 million.

Forward Purchase Commitments

The Company has forward purchase commitments with growers to purchase seed and grain at a future date in the amount of approximately $1.8 million that are not recorded in the financial statements because the company has not taken delivery of the seed and grain.

11. Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. Company contributions to the Plan totaled $18 thousand and $14 thousand for the three months ended June 30, 2017 and 2016, respectively. Company contributions to the Plan totaled $45 thousand and $32 thousand for the six months ended June 30, 2017 and 2016, respectively.

12. Segment and Geographic Information

The Company has one operating and reportable segment, R&D of plant gene editing. The Company derives substantially all of its revenue from R&D contracts related to plant gene editing.

13. Subsequent Events

Financing Lease

In June 2017, the Company entered into a contingent Purchase Agreement with a third party (Buyer) to sell approximately 11 acres of land and buildings located at 2800 Mount Ridge Road in Roseville, Minnesota. The completion of the sale is conditioned on the Company and the buyer entering into a new facility construction agreement and a lease with respect to the property contemplated by the sale agreement. The Company expect to close on the proposed transaction and construction agreement in the second half of 2017. The Company plans to build our headquarters facility at the same location and would be composed of a 35,000 square-foot office and lab building, with greenhouses and outdoor research plots.

Initial Public Offering

On July 25, 2017, the Company completed its IPO of 8,050,000 shares of common stock, which included 1,050,000 shares of common stock pursuant to the exercise of the overallotment option by the Company’s underwriters as described in Note 1. The Company’s shares of common stock trades on the NASDAQ Global Market under the symbol CLXT. The Company received net proceeds of approximately $58.3 million after deducting underwriting discounts and commissions of $3.1 million and other offering expenses of $3.0 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock at the IPO price of $8.00 per share. The $58.3 million of net proceeds includes the $20.0 million from Cellectis. The Company used $5.7 million of the proceeds from Cellectis to cover a portion of the outstanding obligations owed to Cellectis.

Stock Split

On July 25, 2017, the Company amended its Amended and Restated Certificate of Incorporation effecting a 2.45-for-1 stock split of its common stock, as described in Note 1.

Increase in Authorized Shares

On July 25, 2017, the Company amended its Amended and Restated Certificate of Incorporation to increase the authorized capital stock of the Company to 325,000,000 shares of which 275,000,000 shares are designated common stock, par value $0.0001, and 50,000,000 shares are designated preferred stock, par value $0.0001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in the final prospectus for our initial public offering filed on July 21, 2017.

Overview

We are a consumer-centric, food- and agriculture-focused company. By combining our leading gene-editing technology and technical expertise with our innovative commercial strategy, we are pioneering a paradigm shift to deliver healthier specialty food ingredients, such as healthier oils and high fiber wheat, for consumers and agriculturally advantageous crop traits, such as herbicide tolerance, to farmers. While the traits that enable these characteristics may occur naturally and randomly through evolution—or under a controlled environment through traditional agricultural technologies—those processes are imprecise and take many years, if not decades. Our technology enables us to precisely and specifically edit a plant genome to elicit the desired traits and characteristics, resulting in a final product that has no foreign DNA. We believe the precision, specificity, cost effectiveness and development speed of our gene-editing technologies will enable us to provide meaningful disruption to the food and agriculture industries.

Food-related issues, including obesity and diabetes, are some of the most prevalent health issues today and continue to grow rapidly. As awareness of these diet-related health issues grows, consumers are emphasizing a healthier lifestyle and a desire for nutritionally rich foods that are more nutritious, better tasting, less processed and more convenient. This trend is leading to an increase in the demand for higher valued, premium segments of the food industry, such as higher fiber, reduced gluten and reduced fat products. As a result of these trends, food companies are looking for specialty ingredients and solutions that can help them satisfy their customers’ evolving needs and drive growth in market share and new value-added products.

We have developed a robust product pipeline with our proprietary technology. Our first product candidate, which we expect to be commercialized by the end of 2018, is a high oleic soybean designed to produce a healthier oil that has zero trans fats and reduced saturated fats. We also are developing a high fiber wheat to create flour with up to three times more dietary fiber than standard white flour while maintaining the same flavor and convenience of use. Another product candidate we are developing is a herbicide tolerant wheat designed to provide farmers with better weed control options to increase yields and profitability. We believe each of these product candidates addresses a potential multi-billion dollar market opportunity.

We are an early-stage company and have incurred net losses since our inception. As of June 30, 2017, we had an accumulated deficit of $34.8 million. Our net losses for the three and six months ended June 30, 2017 were $3.4 million and $6.2 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development (R&D) programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

•	establish a sales, marketing and distribution infrastructure, including relationships across our supply chain, to commercialize any products that have completed the development process;

•	conduct additional field trials of our current and future product candidates;

•	secure manufacturing arrangements for commercial production;

•	continue to advance the research and development of our current and future product candidates;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates, technologies, germplasm or other biological material;

•	are required to seek regulatory and marketing approvals for our product candidates;

•	make royalty and other payments under any in-license agreements;

•	maintain, protect, expand and defend our intellectual property portfolio;

•	seek to attract and retain new and existing skilled personnel; and

•	experience any delays or encounter issues with any of the above.

We do not expect to generate material revenue unless and until we successfully complete development of one or more of our product candidates, which may take a number of years and is subject to significant uncertainty. Until such time that we can generate substantial revenues from sales of our product candidates, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

Comparability of Our Results and Our Relationship with Cellectis

We currently operate as a majority owned subsidiary of Cellectis. As a result, our historical financial statements may not be reflective of what our results of operations would have been had we been a stand-alone public company and no longer a subsidiary of Cellectis. In particular, certain legal, finance, human resources and other functions have historically been provided to us by Cellectis at cost plus an agreed-upon markup. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our legacy systems are currently being fully supported by Cellectis. See “Certain Relationships and Related Party Transactions—Relationship with Cellectis” in our final prospectus filed with the SEC on July 21, 2017 for a description of certain agreements that we have entered into with Cellectis in connection with our initial public offering completed on July 25, 2017 that will provide a framework for our ongoing relationship.

Initial Public Offering

On July 19, 2017, the Company’s Registration Statement on Form S-1 (File No 333-218924) relating to its initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). On July 25, 2017, the Company closed its IPO whereby 8,050,000 shares of its common stock were issued and sold at a public offering price of $8.00 per share which included 1,050,000 shares of common stock pursuant to the exercise of the overallotment option by the Company’s underwriters. The Company received net proceeds in the IPO and exercise of the overallotment option of approximately $58.3 million after deducting underwriting discounts and commissions of $3.1 million and other offering expenses of $3.0 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock at the IPO price of $8.00 per share. The $58.3 million of net proceeds includes the $20.0 million from Cellectis. The Company used $5.7 million of the proceeds received from Cellectis, to cover a portion of the outstanding obligations to Cellectis.

Financial Operations Overview

Revenue

We recognized approximately $0.2 million and $0.1 million of revenue for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million of revenue for the six months ended June 30, 2017 and 2016, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

To date, we have not generated any product revenue. Our ability to generate future product revenue depends upon our R&D partners’ ability to assist us in successfully developing and commercializing our products. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval if necessary, our ability to generate future revenue would be compromised.

Research and Development Expenses

R&D expenses consist of expenses incurred while performing R&D activities to discover and develop potential product candidates. We recognize R&D expenses as they are incurred.

Our R&D expenses consist primarily of:

•	personnel costs, including salaries and related benefits, for our employees engaged in scientific R&D functions;

•	cost of third-party contractors, such as contract research organizations, or CROs, and third-party contractors who support our product candidate development;

•	seed increases (small-scale and large-scale testing) for trait validation;

•	purchases and manufacturing of biological materials, real-estate leasing costs, as well as conferences and travel costs;

•	certain other expenses, such as expenses for use of laboratories and facilities for our R&D activities; and

•	costs of in-licensing or acquiring technology from third parties.

Our R&D efforts are focused on our existing product candidates and in broadening our pipeline with new product candidates. We use our employee and infrastructure resources across multiple R&D programs directed toward identifying and developing product candidates. We manage certain activities such as field trials and the manufacture of product candidates through third-party vendors. Due to the number of ongoing projects and our ability to use resources across several projects, we do not record or maintain information regarding the costs incurred for our R&D programs on a program-specific basis.

Our R&D efforts are central to our business and account for a significant portion of our operating expenses. We expect that our R&D expenses will increase for the foreseeable future as we expand our R&D and process development efforts, access and develop additional technologies and hire additional personnel to support our R&D efforts. Product candidates in later stages of product development generally have higher development costs than those in earlier stages of development, primarily due to the increased size of field trials and commercial scale product testing.

R&D expenses, including licensing fees, are expensed as incurred, due to the uncertainty of future commercial value. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our current product candidates or any new product candidates we may identify and develop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee-related expenses for executive, business development, intellectual property, finance and human resource functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to R&D expense, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents, consulting costs, management fees and costs of our information systems.

Cellectis provides us services, which include general sales and administration functions, accounting and finance functions, legal advice, human resources, and information technology. We have a management agreement in which Cellectis charges us in euros at cost plus a markup ranging from 0% to 10%.

We expect that our selling, general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop and commercialize our product candidates. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

Critical Accounting Policies and Estimates

Some of the accounting methods and policies used in preparing our financial statements under U.S. GAAP are based on complex and subjective assessments by our management or on estimates based on past experience and assumptions deemed realistic and reasonable based on the circumstances concerned. The actual value of our assets, liabilities and shareholders’ equity and of our losses could differ from the value derived from these estimates if conditions changed and these changes had an impact on the assumptions adopted. We believe that the most significant management judgments and assumptions in the preparation of our financial statements and the notes thereto are named below. For further details, see our financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

Revenue

We enter into R&D agreements that may consist of nonrefundable up-front payments, milestone payments, royalties and R&D services. In addition, we may license our technology to third parties, which may be part of the R&D agreements.

For agreements that contain multiple elements, each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a stand-alone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have stand-alone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements do not include a general right of return relative to the delivered products.

Nonrefundable up-front payments are deferred and recognized as revenue over the period of the R&D agreement. If an R&D agreement is terminated before the original term of the agreement is fulfilled, all the remaining deferred revenue is recognized at the date of termination.

Milestone payments represent amounts received from our R&D partners, the receipt of which is dependent upon the achievement of certain scientific, regulatory or commercial milestones. We recognize milestone payments when the triggering event has occurred, there are no further contingencies or services to be provided with respect to that event, and the counterparty has no right to refund of the payment. The triggering event may be scientific results achieved by us or another party to the arrangement, regulatory approvals, or the marketing of products developed under the arrangement.

Royalty revenue arises from our contractual entitlement to receive a percentage of product sales revenues achieved by counterparties. Royalty revenue is recognized on an accrual basis in accordance with the terms of the agreement when sales can be determined reliably and there is reasonable assurance that the receivables from outstanding royalties will be collected.

License revenue from licenses that we grant to third parties is recognized ratably over the period of the license agreements.

Revenue from R&D services is recognized over the duration of the service period.

Research and Development

R&D expenses represent costs incurred for the development of various products using licensed gene editing technology. R&D expenses consist primarily of salaries and related costs of our scientists, in-licensing of technology, consumables, property and equipment depreciation, and fees paid to third-party consultants. All R&D costs are expensed as incurred.

In the normal course of business, we enter into R&D contracts with third parties whereby we perform R&D of certain gene traits for the third parties. We have entered into various multiyear arrangements under which we perform the R&D of the gene technology and the third parties generally have primary responsibility for any commercialization of the technology. These arrangements are performed with no guarantee of either technological or commercial success.

We in-license certain technology from third parties that is a component of ongoing research and product development. We expense up-front license fees upon contracting due to the uncertainty of future commercial value, as well as expensing any ongoing annual fees when incurred.

Forward Purchase Contracts and Derivatives

We enter into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. We account for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. We recognize the realized gains and losses from derivative contracts and record them as a component of R&D expenses as a result of breeding contract activity. We also recognize the unrealized derivative asset and unrealized derivative liability in other current assets and other current liabilities, respectively.

Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plans

We adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, we also adopted an omnibus incentive plan, or the Omnibus Plan, under which we have granted stock options, with an exercise price equal to the estimated fair value of the stock at the grant date, and restricted stock unit awards.

The awards granted under the Existing Plan are only exercisable upon a triggering event or initial public offering as defined by the plan. Because no triggering events occurred during the three and six months ended June 30, 2017 and 2016, we did not recognize any compensation expense for awards granted under the Existing Plan in these respective periods.

In June 2017, we granted stock options and restricted stock units to certain of our employees, and nonemployees, and certain employees and nonemployees of the Parent under the Omnibus Plan. We treat stock-based compensation awards granted to employees and nonemployees of the Parent as dividends, which we record quarterly. We recorded $69 thousand in a deemed dividend to the Parent in the three and six months ended June 30, 2017 for restricted stock units granted to employees of the Parent in June 2017. No dividends for stock-based compensation awards granted to employees of the Parent were recorded in the three and six months ended June 30, 2016.

At June 30, 2017, we had 4,029,474 stock options outstanding, of which none were fully vested. At June 30, 2017, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $9.2 million, which we expect to recognize over a weighted-average period of 3.1 years.

In June 2017, we granted 1,452,333 restricted stock units of which 39,200 are vested at June 30, 2017. At June 30, 2017, we had 1,413,133 restricted stock units outstanding and unvested. As of June 30, 2017, we had approximately $7.4 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 5.4 years.

At June 30, 2017, we had 1,159,266 stock options that vested as a result of the IPO. The stock-based compensation expense related to these awards was recorded upon the consummation of this offering and was estimated to be approximately $5.6 million. The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contain a 25% acceleration vesting clause upon a triggering event or Initial Public Offering as defined in the Existing Plan.

We have not historically paid cash dividends to our stockholders, and we currently do not anticipate paying any cash dividends in the foreseeable future. As a result, we assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. We use the simplified method, or the lattice method when appropriate, to reasonably estimate the expected life of its option awards. Expected volatility is based upon the volatility of comparable public companies.

Parent Awards

Cellectis granted stock options to our employees. Compensation costs related to the grant of the Cellectis awards to our employees have been recognized in our statements of operations with a corresponding credit to stockholder’s equity, representing Cellectis’ capital contribution. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends.

Cellectis granted certain of our consultants warrants to purchase Cellectis stock in exchange for services provided to us. We recorded the fair value of the warrants as a dividend paid to Cellectis in exchange for the warrants issued to the consultants.

We recognized share-based compensation expense related to Cellectis’s grants of stock options and warrants to our employees and consultants of $115 and $277 for the three months ended June 30, 2017 and 2016, respectively, and $249 and $595 for the six months ended June 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		% change
	2017	2016	June 30, 2017 vs 2016
	($ in thousands)
Revenue	$223	$116	92.2%
Operating expenses:
Cost of revenue	—	100	(100.0%)
Research and development	1,453	1,306	11.3%
Selling, general, and administrative	2,010	1,202	67.2%

Total operating expenses	3,463	2,608	32.8%

Loss from operations	(3,240)	(2,492)	30.0%
Interest (expense) income	(30)	2	(1,600.0%)
Foreign currency transaction (loss) gain	(125)	33	(478.8%)

Loss before income taxes	(3,395)	(2,457)	38.2%
Income tax expense	—	—	—

Net loss	$(3,395)	$(2,457)	38.2%

Revenue

Revenue increased $107, or 92.2%, from $116 for the three months ended June 30, 2016 to $223 for the three months ended June 30, 2017. The increase was primarily attributable to the recording of revenue related to terminated R&D licensing agreement.

Cost of Revenue

Cost of revenue decreased $100, or 100.0%, from $100 for the three months ended June 30, 2016 to $0 for the three months ended June 30, 2017. The decrease was a result of not having R&D contractual obligations to fulfill in the period.

Research and development expenses

R&D expenses increased $147, or 11.3%, from $1,306 for the three months ended June 30, 2016 to $1,453 for the three months ended June 30, 2017. The increase was primarily attributable to an increase of subcontracted R&D such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing and non-cash stock compensation partially offset by reduced license expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $808, or 67.2%, from $1,202 for the three months ended June 30, 2016 to $2,010 for the three months ended June 30, 2017. The increase was primarily attributable to the non-cash stock compensation expense and increases in personnel expenses and legal and professional services.

Interest expense

Interest expense increased $32, or 1,600.0%, from $2 of interest income for the three months ended June 30, 2016 to $30 of interest expense for the three months ended June 30, 2017. The increase was primarily attributable to an increase in our balance owed to Cellectis.

Foreign currency transaction gain (loss)

Foreign currency transaction loss increased $158, or 478.8%, from a $33 gain for the three months ended June 30, 2016 to a $125 loss for the three months ended June 30, 2017. The increase was primarily attributable to increased amounts owed to Cellectis and unfavorable foreign exchange rates.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Six Months Ended June 30,		% change
	2017	2016	June 30, 2017 vs 2016
	($ in thousands)
Revenue	$278	$222	25.2%
Operating expenses:
Cost of revenue	—	200	(100.0%)
Research and development	2,719	2,676	1.6%
Sales, general, and administrative	3,588	2,399	49.6%

Total operating expenses	6,307	5,275	19.6%

Loss from operations	(6,029)	(5,053)	19.3%
Interest expense	(44)	(2)	2,100.0%
Foreign currency transaction (loss) gain	(154)	29	(631.0%)

Loss before income taxes	(6,227)	(5,026)	23.9%
Income tax expense	—	—	—

Net loss	$(6,227)	$(5,026)	23.9%

Revenue

Revenue increased $56, or 25.2%, from $222 for the six months ended June 30, 2016 to $278 for the six months ended June 30, 2017. The increase was primarily attributable to the recording of revenue related to terminated R&D licensing agreement.

Cost of Revenue

Cost of revenue decreased $200, or 100.0%, from $200 for the six months ended June 30, 2016 to $0 for the six months ended June 30, 2017. The decrease was a result of not having contractual obligations to fulfill in the six-month period for our R&D contracts.

Research and development expenses

R&D expenses increased $43, or 1.6%, from $2,676 for the six months ended June 30, 2016 to $2,719 for the six months ended June 30, 2017. The increase was primarily attributable to subcontracted R&D such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing and increase in facility expense offset by reduced license fees and increase of a R&D tax credit.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1,189, or 49.6%, from $2,399 for the six months ended June 30, 2016 to $3,588 for the six months ended June 30, 2017. The increase was primarily attributable to personnel expenses, non-cash stock compensation expense and recruiting and relocation expenses.

Interest expense

Interest expense increased $42, or 2,100.0%, from $2 for the six months ended June 30, 2016 to $44 for the six months ended June 30, 2017. The increase was primarily attributable to an increase in our balance owed to Cellectis.

Foreign currency transaction gain (loss)

Foreign currency transaction loss increased $183, or 631.0%, from a gain of $29 for the six months ended June 30, 2016 to a loss of $154 for the six months ended June 30, 2017. The increase was primarily attributable to increased amounts owed to Cellectis and unfavorable foreign exchange rates.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $2.5 million.

Sources of Liquidity

We have funded our operations primarily through cash infusions provided by Cellectis. During the three months ended June 30, 2017, the Company received a cash advance from the Parent of $3.0 million to fund ongoing operations.

During the six months ended June 30, 2017 and 2016, we incurred losses from operations of $6.2 million and $5.1 million, respectively, and used net cash in operating activities of $4.1 million and $2.2 million, respectively. At June 30, 2017, we had an accumulated deficit of $34.8 million, and we expect to incur losses for the foreseeable future. Although we believe that we will be able to successfully fund our operations with advances from Cellectis, the proceeds of our initial public offering completed on July 25, 2017 and our cash and cash equivalents at June 30, 2017, there can be no assurance we will be able to do so or that we will ever operate profitably. Cellectis has guaranteed funding for our operations through August 2018, which guarantee will not be released, modified or otherwise affected by the timing of, or amount raised in the IPO.

Deferred Offering Costs

We capitalize deferred offering costs, primarily consisting of legal, accounting and other direct fees and costs relating to the IPO are capitalized. There were $2.1 million in deferred offering costs capitalized as of June 30, 2017. The deferred offering costs as of June 30, 2017 and the additional costs of $0.9 million were offset against the Company’s IPO proceeds upon the closing of the offering in July 2017.

Historical Changes in Cash Flows

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (unaudited)

The table below summarizes our sources and uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(4,063)	$(2,203)
Net cash used in investing activities	(608)	(10,202)
Net cash provided by financing activities	2,166	—

Total	$(2,505)	$(12,405)

Net cash used in operating activities was $4.1 million and $2.2 million in the six months ended June 30, 2017 and 2016, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, stock-based compensation and the effects of changes in operating assets and liabilities.

Net cash used in investing activities was $0.6 million and $10.2 million in the six months ended June 30, 2017 and 2016, respectively. The majority of cash used in investing activities in the six months ended June 30, 2017 was related to site improvements and architect fees for the design of our headquarters and greenhouse facility in Roseville, Minnesota, and equipment purchases. The majority of the cash used in investing in the six months ended June 30, 2016 was related to a land purchase and construction of a greenhouse in Roseville, Minnesota.

Net cash provided in financing activities was $2.2 million in the six months ended June 30, 2017 comprised of a $3.0 million advance from the Parent less $0.8 million in offering cost expenses.

Contractual Obligations, Commitments and Contingencies

Other than the agreement described in the immediately following paragraph, there have been no material changes in our total commitments during the six-month period ended June 30, 2017.

In June 2017, the Company entered into a contingent purchase agreement with a third party (Buyer) to sell approximately 11 acres of land and buildings located at 2800 Mount Ridge Road in Roseville, Minnesota. The completion of the sale is conditioned on us and the buyer entering into a new facility construction agreement and a lease with respect to the property contemplated by the sale agreement. We expect to close on the proposed transaction and construction agreement in the second half of 2017. We plan to build our headquarters facility at the same location and would be composed of a 35,000 square-foot office and lab building, with greenhouses and outdoor research plots.

Operating capital requirements

To date, we have not generated any revenues from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our product candidates and begin to commercialize our product candidates that complete the development process. We are subject to all risks incident in the development of new agricultural products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We also anticipate substantial expenses related to audit, legal, regulatory and tax-related services associated with our public company obligations in the United States and our compliance with applicable U.S. exchange listing and SEC requirements. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

We have prepared and presented these financial statements on a basis assuming we continue as a going concern. During the years ended December 31, 2016 and 2015 and through June 30, 2017, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At June 30, 2017, we had an accumulated deficit of $34.8 million and we expect to incur losses for the immediate future. To date, we have been funded by capital infusions from our parent and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. In addition, Cellectis has guaranteed funding for our operations through August 2018, which guarantee was not released, modified or otherwise affected by the timing of, or amount raised, in the IPO.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance a portion of future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our ordinary shares. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of field trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by U.S. and non-U.S. regulatory authorities, including the possibility that regulatory authorities will require that we perform studies;

•	the ability of our product candidates to progress through late stage development successfully, including through field trials;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities;

•	our need and ability to hire additional personnel;

•	our need to implement additional infrastructure and internal systems;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products we commercialize.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Off Balance Sheet Obligations

We enter into seed and grain production agreements with settlement value based on commodity market future pricing. Otherwise, we do not have any off-balance sheet arrangements as defined under SEC rules.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items, such as, the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an emerging growth company, whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to foreign currency exchange risks from the information provided in the Company’s registration statement on Form S-1 in connection with its IPO.

Item 4.	Controls and Procedures

Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our final prospectus, dated July 19, 2017, during the course of preparing our financial statements for the year ended December 31, 2016, a material weakness in our internal control over financial reporting was identified, as defined by the SEC guidelines for public companies. This control deficiency could result in a misstatement of the financial statements or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The material weakness relates to our lack of a control in place to review forward purchase derivative contracts entered into by us. The derivative contracts were to produce high oleic soybean seed and grain and the purchase price was indexed to the soybean commodity price.

As discussed below, although our management is implementing measures to remediate the material weakness in internal control over financial reporting, they may not fully address this material weakness in our internal control over financial reporting, and we, therefore, may not be able to conclude that it has been fully remedied.

Because of the material weakness in our internal control over financial reporting as previously disclosed, and as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

We implemented improvements and remedial measures in response to these assessments, including:

•	standardizing our production contracts,

•	developing a database to track production contracts, and

•	implementing written policies for the accounting treatment of the production contracts.

While we believe that the foregoing actions will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We also believe that our planned efforts to standardize our production contracts, develop a database to track production contracts and implement written policies for the accounting treatment of production contracts will be effective in remediating the material weakness described above. However, until the remediation steps are completed and operate for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in the Company’s Form S-1 filed in connection with its IPO.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any securities, registered or otherwise, within the three months ended June 30, 2017, except for the following:

In the three months ended June 30, 2017, the Company granted to directors, employees and consultants options to purchase an aggregate of 2,119,699 shares under its equity compensation plans at an exercise price of $13.29 per share and the Registrant granted 1,452,333 restricted stock units to its directors, employees and consultants, 1,413,133 of which remain unvested and all of which had a grant price of $8.00.

Option grants, restricted stock unit grants and the issuances of common stock upon exercise of such options were exempt pursuant to Rule 701, Regulation D and Section 4(a)(2) of the Securities Act.

On July 19, 2017, the Company priced the initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-218924) (the Registration Statement), that was declared effective on July 19, 2017. On July 25, 2017, the Company completed the IPO of 8.05 million shares of common stock at a price of $8.00 per share. The Company received $64.4 million in gross proceeds from the IPO, or approximately $58.3 million in net proceeds after deducting the underwriting discount and expenses related to the IPO. The net proceeds of the IPO will be used to fund research and development, to build out commercial capabilities and for working capital and general corporate purposes.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation in effect upon completion of the Registrant’s Initial Public Offering

3.2*	Amended and Restated Bylaws in effect upon completion of the Registrant’s Initial Public Offering

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 1, 2017.

CALYXT, INC.

By:	/s/ Federico A. Tripodi
Name:	Federico A. Tripodi
Title:	Chief Executive Officer

By:	/s/ Bryan W.J. Corkal
Name:	Bryan W.J. Corkal
Title:	Chief Financial Officer