Form 10-Q
period 2017-09-30
Calyxt, Inc.
filed 2017-11-13
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 13, 2017, there were 27,693,130 shares of common stock, $0.0001 par value per share, outstanding.

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

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

☐	Our limited operating history;

☐	Our lack of commercial products and our inexperience with the commercialization of product candidates;

☐	Our reliance on contractual counterparties;

☐	Significant competition from competitors with substantially greater resources than us;

☐	Public perceptions of genetically engineered products and ethical, legal, environment, health and social concerns;

☐	Uncertain and evolving regulatory requirements within and outside of the United States;

☐	Government policies and regulations affecting the agricultural sector and related industries;

☐	Commodity prices and other market risks facing the agricultural sector;

☐	The time and resources required for product development in a complex integrated technology platform;

☐	Our reliance on gene-editing technologies that may become obsolete in the future;

☐	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;

☐	Our reliance on third parties in connection with our field trials and research services;

☐	The recognition of value in our products by farmers, and the ability of farmers and food processors to work effectively with our crops;

☐	Our ability to produce high-quality plants and seeds cost-effectively on a large scale;

☐	Our ability to accurately forecast demand for our products;

☐	The needs of food manufacturers and the recognition of shifting consumer preferences;

☐	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;

☐	Our exposure to product liability claims;

☐	The geographic concentration of our business activities;

☐	Our ability to use net operating losses to offset future taxable income;

☐	The adequacy of our patents and patent applications;

☐	Our licensing of intellectual property from Cellectis S.A. and reliance on Cellectis S.A. to defend such intellectual property;

☐	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;

☐	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;

☐	Developments in patent law;

☐	Our ability to identify relevant third party patents and to interpret the relevance, scope and expiration of third party patents;

☐	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;

☐	Loss or damage to our germplasm libraries;

☐	Our relationship with Cellectis S.A., our controlling stockholder, and its ability to control the direction of our business;

☐	Our status as an emerging growth company; and

☐	Those factors discussed under the caption entitled “Risk Factors” in our final prospectus filed with the SEC on July 21, 2017.

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

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Market Data

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

Website Disclosure

We use our website (www.calyxt.com) and our corporate Twitter account (@Calyxt_Inc) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Investors and others can receive notifications of new press releases posted on our website by signing up for email alerts.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter account are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Calyxt, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data and Per Share Data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,545	$5,026
Trade accounts receivable	—	110
Due from related parties	128	47
Prepaid expenses and other current assets	389	282

Total current assets	63,062	5,465
Property and equipment, net	12,194	10,994
Other long-term assets	317	164

Total assets	$75,573	$16,623

Liabilities and stockholder’s equity
Current liabilities:
Due to related parties	$3,319	$1,712
Accounts payable	562	357
Accrued salaries, wages, and other compensation	492	332
Accrued liabilities	636	363
Current deferred revenue	78	101

Total current liabilities	5,087	2,865
Non-current deferred revenue	440	639
Finance and capital lease obligation	7,934	—

Total liabilities	13,461	3,504
Stockholder’s equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized, 27,693,130 shares issued and outstanding as of September 30, 2017	3	2
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	109,808	41,685
Accumulated deficit	(47,699)	(28,568)

Total stockholder’s equity	62,112	13,119

Total liabilities and stockholder’s equity	$75,573	$16,623

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Operations

(Amounts in Thousands except Shares Outstanding and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenue	$44	$105	$322	$327
Operating expenses:
Cost of revenue	—	—	—	200
Research and development	6,438	1,236	9,157	3,912
Selling, general, and administrative	6,553	1,354	10,141	3,753

Total operating expenses	12,991	2,590	19,298	7,865

Loss from operations	(12,947)	(2,485)	(18,976)	(7,538)
Interest income (expense)	48	(2)	4	(4)
Foreign currency transaction gain (loss)	(5)	(20)	(159)	9

Loss before income taxes	(12,904)	(2,507)	(19,131)	(7,533)
Income tax expense	—	—	—	—

Net loss	$(12,904)	$(2,507)	$(19,131)	$(7,533)

Basic and diluted loss per share	$(0.51)	$(0.13)	$(0.89)	$(0.38)

Weighted average shares outstanding—basic and diluted	25,531,572	19,600,000	21,615,703	19,600,000

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Stockholder’s Equity

(Amounts in Thousands except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balances at December 31, 2016	19,600,000	$2	$41,685	$(28,568)	$13,119

Issuance of common stock	8,050,000	1	57,961		57,962
Stock options exercised	43,130	—	182		182
Stock-based compensation	—	—	9,980		9,980
Net loss	—	—	—	(19,131)	(19,131)

Balances at September 30, 2017 (unaudited)	27,693,130	$3	$109,808	$(47,699)	$62,112

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Cash Flows

(Amounts in Thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(19,131)	$(7,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	150
Stock-based compensation	9,980	807
Unrealized transaction gain (loss) on Parent activity	(8)	—
Changes in operating assets and liabilities:
Trade accounts receivable	110	215
Due to/from related parties	1,534	86
Prepaid expenses and other assets	(260)	(399)
Accounts payable	205	364
Accrued salaries, wages, and other compensation	160	(14)
Accrued liabilities	1,250	136
Deferred revenue	(222)	(141)

Net cash used in operating activities	(5,968)	(6,329)
Investing activities
Purchases of property and equipment	(1,614)	(10,295)

Net cash used in investing activities	(1,614)	(10,295)
Financing activities
Proceeds from common stock issuance	61,292	—
Costs incurred related to the issuance of stock	(3,330)	—
Proceeds from the exercise of stock options	182	—
Advances from Parent	3,000	—
Repayment of Advances from Parent	(3,000)	—
Finance and Capital Lease Obligation	6,957	—

Net cash provided by financing activities	65,101	—

Net decrease in cash and cash equivalents	57,519	(16,624)
Cash and cash equivalents—beginning of period	5,026	24,687

Cash and cash equivalents—end of period	$62,545	$8,063

Supplemental cash flow information
Interest paid	$44	$4

Supplemental non-cash financing transactions:
Offering costs in accounts payable and accrued liabilities	$2,081	$—

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc. (the Company or Calyxt), was founded in 2010 and incorporated in Delaware. The Company is headquartered in New Brighton, Minnesota. The Company is an agriculture biotechnology company focused on creating healthier specialty food ingredients and agriculturally advantageous food crops through the use of gene editing technology. The Company changed its name from Cellectis Plant Sciences, Inc. to Calyxt, Inc. on May 4, 2015. Prior to the Company’s initial public offering (IPO) on July 25, 2017, Calyxt was a wholly owned subsidiary of Cellectis S.A. (“Cellectis” or “Parent”). As of September 30, 2017, Cellectis owns approximately 79.8% of the Company’s outstanding common stock. Calyxt’s common stock is listed on the Nasdaq market under the ticker symbol “CLXT”.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year.

This interim information should be read in conjunction with the audited financial statements included in the Company’s prospectus dated July 19, 2017, which was filed with the Securities and Exchange Commission (SEC) on July 20, 2017.

Initial Public Offering

On July 25, 2017, the Company completed an IPO of its common stock. The Company sold an aggregate of 8,050,000 shares of common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. In the aggregate, the Company received net proceeds from the IPO and exercise of the overallotment of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock for a value of $20.0 million, which is included in the net proceeds of approximately $58.0 million. The Company used $5.7 million of the proceeds from Cellectis to cover a portion of the outstanding obligations owed to Cellectis.

Stock Splits

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

On July 25, 2017, concurrently with the closing of the IPO, the Company effected a stock split of the Company’s common stock at a ratio of 2.45-for-1. As a result of the stock split, each share of issued and outstanding common stock was converted into 2.45 shares of issued and outstanding common stock without changing the par value per share.

Since the par value of the common stock remained at $0.0001 per share subsequent to each stock split, the value of common stock recorded to the Company’s balance sheets has been retroactively increased to reflect the par value of the increased number of outstanding shares, with a corresponding decrease to additional paid-in capital. All share and per share data for periods occurring prior to the stock split that are included in the financial statements and related notes have been retroactively restated to reflect the stock splits.

Liquidity

The Company’s financial statements have been prepared and presented on a basis assuming it continues as a going concern. During the years ended December 31, 2016 and 2015 and through September 30, 2017, the Company incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At September 30, 2017, the Company had an accumulated deficit of $47.7 million and it expects to incur losses for the immediate future. To date, the Company has been funded by capital infusions from its parent and equity financings. The Company believes that it will be able to successfully fund its operations from the net proceeds of the recently completed IPO through mid-2019; however, there can be no assurance that it will be able to do so or that it will ever operate profitably.

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

As of September 30, 2017, the Company had no trade accounts receivables. The Company considered its trade receivables to be fully collectible at December 31, 2016; accordingly, no allowance for doubtful accounts was considered necessary.

Prepaid Expenses and Other Current Assets

Other current assets represent prepayments, receivable for stock option exercises, R&D tax credits and deposits made by the Company.

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

Leases

The Company entered into a sale-lease back transaction on September 6, 2017 with respect to certain real property and improvements located in Roseville, MN, whereby the Company sold the land and other improvements to a third party in exchange for approximately $7 million in cash and the Company committed to an initial lease term of twenty years, with four options to extend the term of the Lease Agreement for five years each. The transaction also included a construction contract for the Company’s new nearly 40,000 square-foot corporate headquarters which when complete will include office, research laboratory space and outdoor growing plots.

During the construction period, the company will initially pay annual base rent of $490 thousand until the property has been substantially completed, at which time, the lease will commence and the Company will pay annual base rent at the rate of 8% of the total cost which based on the project plan would approximate an annual base rent of $1,480 thousand. The Lease Agreement is a net lease, whereby the Company is responsible for the other costs and expenses associated with the use of the property. Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles.

The Company is responsible for construction cost over runs. As a result of this involvement, the Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the construction costs on the Balance Sheet. The sale of the land and structures also does not qualify for sale-leaseback accounting under ASC 840 as a result of “continuing involvement” and the guarantee of the transaction by Cellectis. Under ASC 840, the “continuing involvement” precludes the Company from derecognizing the assets from the Balance Sheet. When the assets under construction have been substantially completed the assets associated with the project will be capitalized and depreciated over the term of the lease.

The Company has recorded assets under construction of $1,374 thousand and a finance obligation of $7,934 thousand as of September 30, 2017.

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

There have been no impairment losses recognized for the three and nine months ended September 30, 2017 or September 30, 2016.

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

Level 2—Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Financial instruments that are not actively traded on a market exchange. This category includes situations in which there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the nine months ended September 30, 2017 or September 30, 2016.

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

Unrealized gains and losses on all derivative contracts are recorded in other current assets or other current liabilities on the balance sheet at fair value. The gains and losses recorded by the Company are not significant for the three and nine months ended September 30, 2017 or 2016.

The table below summarizes the carrying value of derivative instruments as of September 30, 2017 and December 31, 2016.

Derivatives not designated as hedging instruments under ASC Topic 815	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)		(in thousands)	(in thousands)
Forward purchase contracts	Prepaid expenses and other current assets	$3	$9	Accrued liabilities—current	$5	$19
Total derivatives		$3	$9		$5	$19

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

License revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed.

Cost of Revenue

Cost of revenue relates to the performance of services or contract research and consists of direct external expenses relating to projects and internal costs, including overhead allocated on a full-time equivalent basis.

Research and Development

R&D expenses represent costs incurred for the development of various products using licensed gene editing technology, including expenses allocated to Calyxt by Cellectis. R&D expenses consist primarily of salaries and related costs of the Company’s scientists, in-licensing of technology, consumables, property and equipment depreciation, and fees paid to third-party consultants. All research and development costs are expensed as incurred.

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

The Company in-licenses certain technology from third-parties that is a component of ongoing research and product development. The Company expenses up-front license fees upon contracting due to the uncertainty of future commercial value, as well as expensing any ongoing annual fees when incurred. Related-party in-licensing expense was $4 thousand and $10 thousand for the three months ended September 30, 2017 and 2016, respectively. Related-party in-licensing expense was $31 thousand and $33 thousand for the nine months ended September 30, 2017 and 2016, respectively. Third-party in-licensing expenses were $3 thousand and $46 thousand for the three months ended September 30, 2017 and 2016, respectively. Third-party in-licensing expenses were $122 thousand and $385 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Foreign Currency Transactions

Transactions in foreign currencies are remeasured into the Company’s functional currency, U.S. dollars, at the exchange rates effective at the transaction dates. Assets and liabilities denominated in foreign currencies at the reporting date are remeasured into the functional currency using the exchange rate effective at that date. The resulting exchange gains or losses are recorded in the statements of operations under selling, general, and administrative expenses.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

Trade accounts receivable concentration—At September 30, 2017, the Company had no trade accounts receivable. At December 31, 2016, one customer accounted for 100% of trade accounts receivable.

Revenue concentration—For the three and nine months ended September 30, 2017, three customers accounted individually for 12.6%, 19.5% and 63.0% and 64.2%, 8.0% and 25.8% of revenue, respectively. For the three and nine months ended September 30, 2016, four customers accounted individually for 16.2%, 18.6%, 27.5% and 35.5% and 15.0%, 22.9%, 25.4% and 32.8% of revenue, respectively.

4. Property and Equipment

Property and equipment consists of the following:

(Amounts in Thousands)	September 30, 2017	December 31, 2016
Land	$5,690	$5,690
Buildings and other improvements	4,414	4,304
Leasehold improvements	169	169
Office furniture and equipment	1,673	1,506
Computer equipment and software	20	20
Assets under construction	1,374	37

	13,340	11,726
Less accumulated depreciation	(1,146)	(732)

Property and equipment, net	$12,194	$10,994

As of September 30, 2017, the Company recorded $1,374 thousand in assets under construction which consists of site improvements and architect fees related to phase two of the corporate headquarter plan related to a sale-leaseback transaction. At the completion of construction, the completed asset will be capitalized and depreciated over the term of the lease.

Depreciation expense was $146 thousand and $81 thousand for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $414 thousand and $150 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company has a management agreement with the Parent, in which the Company pays the Parent a monthly fee for certain services provided by the Parent, which include general sales and administration functions, accounting functions, research and development, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $466 thousand and $430 thousand for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, the Company classified $414 thousand and $385 thousand, respectively, as a component of sales, general, and administrative expenses, while $52 thousand and $45 thousand, respectively, were classified as a component of R&D expenses. The Company recorded expenses associated with the management agreement of $1,361 and $1,343 thousand for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company classified $1,244 thousand and $1,207 thousand, respectively, as a component of sales, general, and administrative expenses, while $117 thousand and $136 thousand, respectively, were classified as a component of R&D expenses.

The Parent entered into a Lease Guaranty with the Landlord, whereby the Parent has guaranteed the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. Calyxt obtained from Cellectis an exclusive license to the technology for commercial use in plants. TALEN technology is the primary gene-editing technology used by Calyxt today. The Company will be required to pay a royalty to Cellectis on future sales for the licensing of the technology.

6. Accrued Liabilities

As of September 30, 2017, and December 31, 2016, respectively, the Company had accrued liabilities of $636 thousand and $363 thousand, which consist of unrecognized income related to construction tax incentives and miscellaneous operating expenses.

7. Net Loss per Share

Basic earnings per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the three- and nine-month periods ended September 30, 2017 and 2016, basic and diluted loss per share were the same.

8. Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plan

The Company adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, the Company also adopted an omnibus incentive plan, or the Omnibus Plan, under which the Company granted stock options and restricted stock units to certain of our employees, nonemployees, and certain employees and nonemployees of the Parent.

The options granted under the Existing Plan and the Omnibus Plan were only exercisable upon a triggering event or initial public offering as defined by the plan. Accordingly, with the completion of the IPO on July 25, 2017, the Company recognized compensation expense of $5.6 million for stock options granted under the plans for the three and nine month periods ended September 30, 2017. The stock options issued under the plans had an exercise price equal to the estimated fair value of the stock at the grant date.

The following table presents stock-based compensation expense included in the Company’s condensed statements of operations (in thousands) for stock options and restricted stock unit awards under the plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Stock-based compensation expense for:
Employee stock options	$3,891	$—	$3,891	$—
Employee restricted stock units	706	—	1,141	—
Nonemployee stock options	4,209	—	4,209	—
Nonemployee restricted stock units	385	—	393	—

	$9,191	$—	$9,634	$—

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$4,539	$—	$4,961	$—
Research and development	4,652	—	4,673	—

	$9,191	$—	$9,634	$—

The Company treats stock-based compensation awards granted to employees of the Parent as dividends, which are recorded quarterly. The Company recorded $2,769 and $2,838 thousand in a deemed dividend to the Parent in the three and nine months ended September 30, 2017 for restricted stock units and stock options granted to employees of the Parent.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	1,930,600	$4.45		9.1
Granted	2,120,347	$13.29
Exercised	(43,130)	$4.14
Canceled	(20,825)	$5.85

Outstanding at September 30, 2017	3,986,992	$9.15	$61,172	9.1

Exercisable at September 30, 2017	1,193,700	$5.21	$23,010	8.3

At September 30, 2017, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $6.7 million, which is expected to be recognized over a weighted-average period of 4.3 years.

The Company had 1,159,914 stock options that vested upon the completion of the IPO. The stock-based compensation expense related to these awards that was recorded upon the consummation of this offering was $5.6 million.

The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contained a 25% acceleration vesting clause upon a triggering event or initial public offering as defined in the Existing Plan.

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

The following table provides the assumptions used in the Black-Scholes model for the stock option awards:

Expected dividend yield	0%
Risk-free interest rate	1.25% - 2.31%
Expected volatility	27.4% - 45.1%
Expected life (in years)	1.22 – 10.00

Restricted Stock Units

The following table summarizes the activity of restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	—	$—
Granted	1,452,333	$8.00
Vested	(39,200)

Unvested balance at September 30, 2017	1,413,133	$8.00

As of September 30, 2017, the Company had approximately $8.5 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 5.1 years.

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

In 2015 the Company’s Parent granted to certain consultants of Calyxt warrants to purchase Cellectis stock in exchange for services provided to the Company. The Company recorded the fair value of the warrants as a dividend paid to the Parent in exchange for the warrants issued to consultants.

The Company recognized stock-based compensation expense related to its Parent’s grants of stock options and warrants to Calyxt employees and consultants of $98 thousand and $212 thousand for the three-month periods ended September 30, 2017 and 2016, respectively. The Company recognized stock-based compensation expense related to its Parent’s grants of stock options and warrants to Calyxt employees and consultants of $347 thousand and $807 thousand for the nine-month periods ended September 30, 2017 and 2016, respectively. The following table summarizes the stock-based compensation expense for Parent awards (in thousands), which was recognized in the Company’s statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$2	$5	$7	$17
Research and development	96	207	340	790

	$98	$212	$347	$807

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

As of September 30, 2017, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2016.

10. Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. The Company has not identified any legal matters needing to be recorded or disclosed as of September 30, 2017.

Leases

The Company leases the existing office space under an amended non-cancelable operating lease that expires in May 2018. Rent expense is recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease requires payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense was $65 thousand and $63 thousand for three months ended September 30, 2017 and 2016, respectively. Total rent expense was $195 thousand and $206 thousand for nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease commitments as of September 30, 2017 are as follows (in thousands):

2017	$56
2018 and beyond	94

Total	$150

Sale Leaseback

In September 2017, the Company entered into a twenty year sale-leaseback transaction for a property that will be the Company’s new corporate headquarters. The Company is deemed the “owner” for accounting purposes and the lease will be treated as a capital lease.

Under the Lease Agreement, the Company will initially pay annual base rent of $490 thousand until the construction is substantially complete. Occupancy is expected to be on or about May 1, 2018 at which time the Company will pay an annual base rent of 8% of the total project cost. Based on the initial costs of the project, the Company will pay an estimated annual base rent of $1,480 thousand.

Obligations to Cellectis

As of September 30, 2017, the Company had short-term Parent obligations of $3.3 million consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

Forward Purchase Commitments

The Company has forward purchase commitments with growers to purchase seed and grain at future dates in the amount of approximately $1.6 million that are estimated based on anticipated yield and expected price. This amount is not recorded in the financial statements because the company has not taken delivery of the seed and grain.

11. Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. Company contributions to the Plan totaled $22 thousand and $17 thousand for the three months ended September 30, 2017 and 2016, respectively. Company contributions to the Plan totaled $67 thousand and $49 thousand for the nine months ended September 30, 2017 and 2016, respectively.

12. Segment and Geographic Information

The Company has one operating and reportable segment, R&D of plant gene editing. The Company derives substantially all of its revenue from R&D contracts related to plant gene editing located in the US.

13. Subsequent Event

As reported in Note 2, the Company consummated a sale-leaseback transaction, including a Lease Agreement, with respect to the Company’s lease of certain real property and improvements. Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed the Company’s obligations under the Lease Agreement. On November 10, 2017, the Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of the Company’s outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in the final prospectus for our initial public offering filed on July 21, 2017.he

Overview

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

We are an early-stage company and have incurred net losses since our inception. As of September 30, 2017, we had an accumulated deficit of $47.7 million. Our net losses for the three and nine months ended September 30, 2017 were $12.9 million and $19.1 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development (R&D) programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

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

Comparability of Our Results and Our Relationship with Cellectis

We currently operate as a majority owned subsidiary of Cellectis. As a result, our historical financial statements may not be reflective of what our results of operations would have been had we been a stand-alone public company and not a subsidiary of Cellectis. In particular, certain legal, finance, human resources and other functions have historically been provided to us by Cellectis at cost plus an agreed-upon markup. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system, while our legacy systems are currently being fully supported by Cellectis. See “Certain Relationships and Related Party Transactions—Relationship with Cellectis” in our final prospectus filed with the SEC on July 21, 2017 for a description of certain agreements that we have entered into with Cellectis in connection with our initial public offering completed on July 25, 2017 that will provide a framework for our ongoing relationship.

Initial Public Offering

On July 25, 2017, the Company closed its IPO whereby 8,050,000 shares of its common stock were issued and sold at a public offering price of $8.00 per share which included 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds in the IPO and exercise of the option of approximately $58.0 million after deducting underwriting discounts and commissions of $3.1 million and other offering expenses of $3.3 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock at the IPO price of $8.00 per share. The $58.0 million of net proceeds includes the $20.0 million from Cellectis. The Company used $5.7 million of the proceeds received from Cellectis to cover a portion of the outstanding obligations to Cellectis.

Financial Operations Overview

Revenue

We recognized approximately $0.1 million and $0.1 million of revenue for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.3 million of revenue for the nine months ended September 30, 2017 and 2016, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

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

Cellectis provides us R&D services, which include use of database software we use for recording and tracking our research. We have a management agreement in which Cellectis charges us in euros at cost plus a markup ranging from 0% to 10%.

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

We expect that our selling, general and administrative expense will increase as we continue to operate as a public reporting company and continue to develop and commercialize our product candidates. We also expect to incur increased costs in order to comply with auditing requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public reporting companies.

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

Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plans

We adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, we also adopted an omnibus incentive plan, or the Omnibus Plan, under which we have granted stock options and restricted stock units to certain of our employees, nonemployees, and certain employees and nonemployees of the Parent.

The options granted under the Existing Plan and the Omnibus Plan were only exercisable upon a triggering event or initial public offering as defined by the plan. Accordingly, with the completion of the IPO on July 25, 2017, the Company recognized compensation expense of $5.6 million for stock options granted under the plans for the three and nine month period ended September 30, 2017. The stock options issued under the plans had an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the IPO date for the Existing Plan.

In June 2017, we granted stock options and restricted stock units to certain of our employees, and nonemployees, and certain employees and nonemployees of the Parent under the Omnibus Plan. We treat stock-based compensation awards granted to employees and nonemployees of the Parent as dividends, which we record quarterly. We recorded $2,769 and $2,838 thousand in a deemed dividend to the Parent in the three and nine months ended September 30, 2017 for restricted stock units and stock options granted to employees of the Parent.

At September 30, 2017, we had 3,986,992 stock options outstanding, of which 1,193,700 are vested. At September 30, 2017, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $6.7 million, which we expect to recognize over a weighted-average period of 4.3 years.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

In June 2017, we granted 1,452,333 restricted stock units of which 39,200 are vested at September 30, 2017. At September 30, 2017, we had 1,413,133 restricted stock units outstanding and unvested. As of September 30, 2017, we had approximately $8.5 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 5.1 years.

We had 1,159,914 stock options outstanding that vested upon completion of the IPO. The stock-based compensation expense related to these awards was $5.6 million, which was recorded upon completion of the IPO. The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contain a 25% acceleration vesting clause upon a triggering event or Initial Public Offering as defined in the Existing Plan.

We have not historically paid cash dividends to our stockholders, and we currently do not anticipate paying any cash dividends in the foreseeable future. As a result, we assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. We use the simplified method or the lattice method when appropriate, to reasonably estimate the expected life of its option awards. Expected volatility is based upon the volatility of comparable public companies.

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

We recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $98 and $212 thousand for the three months ended September 30, 2017 and 2016, respectively, and $347 and $807 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		% change
	2017	2016	2017 vs 2016
	($ in thousands)
Revenue	$44	$105	(58.1%)
Operating expenses:
Cost of revenue	—	—	—
Research and development	6,438	1,236	420.9%
Selling, general, and administrative	6,553	1,354	384.0%

Total operating expenses	12,991	2,590	401.6%

Loss from operations	(12,947)	(2,485)	421.0%
Interest (expense) income	48	(2)	(2,500.0%)
Foreign currency transaction (loss) gain	(5)	(20)	(75.0%)

Loss before income taxes	(12,904)	(2,507)	414.7%
Income tax expense	—	—	—

Net loss	$(12,904)	$(2,507)	414.7%

Revenue

Revenue decreased $61 thousand, or 58.1%, from $105 thousand for the three months ended September 30, 2016 to $44 thousand for the three months ended September 30, 2017. The decrease was primarily attributable to expiration of intellectual property license contracts.

Cost of Revenue

The Company did not incur any Cost of revenue for the three months ended September 30, 2016 or for the three months ended September 30, 2017 as a result of not having R&D contractual obligations to fulfill in either period.

Research and development expenses

R&D expenses increased $5,202 thousand, or 420.9%, from $1,236 thousand for the three months ended September 30, 2016 to $6,438 thousand for the three months ended September 30, 2017. The increase was primarily attributable to non-cash stock compensation expense for the quarter of $4,652 thousand and an increase in subcontracted R&D such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $5,199 thousand, or 384.0%, from $1,354 thousand for the three months ended September 30, 2016 to $6,553 thousand for the three months ended September 30, 2017. The increase was primarily attributable non-cash stock compensation expense for the quarter of $4,539 thousand and increases in personnel and professional expenses.

Interest (expense) income

Interest expense decreased $50 thousand, or 2,500.0%, from $2 thousand of interest expense for the three months ended September 30, 2016 to $48 thousand of interest income for the three months ended September 30, 2017. The decrease in expense was attributable to the interest earned on the investment of IPO proceeds offset by interest expense on the finance and lease obligation.

Foreign currency transaction gain (loss)

Foreign currency transaction loss decreased $15 thousand, or 75.0%, from a $20 thousand loss for the three months ended September 30, 2016 to a $5 thousand loss for the three months ended September 30, 2017. The decrease was primarily attributable to decreased amounts owed to Cellectis as well as a positive rate fluctuation.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Nine Months Ended September 30,		% change
	2017	2016	2017 vs 2016
	($ in thousands)
Revenue	$322	$327	(1.5%)
Operating expenses:
Cost of revenue	—	200	(100.0%)
Research and development	9,157	3,912	134.1%
Sales, general, and administrative	10,141	3,753	170.2%

Total operating expenses	19,298	7,865	145.4%

Loss from operations	(18,976)	(7,538)	151.7%
Interest (expense) income	4	(4)	(200.0%)
Foreign currency transaction (loss) gain	(159)	9	(1,866.7%)

Loss before income taxes	(19,131)	(7,533)	154.0%
Income tax expense	—	—	—

Net loss	$(19,131)	$(7,533)	154.0%

Revenue

Revenue decreased $5 thousand, or 1.5%, from $327 thousand for the nine months ended September 30, 2016 to $322 thousand for the nine months ended September 30, 2017. The decrease was primarily attributable to terminated and expired intellectual property license contracts.

Cost of Revenue

Cost of revenue decreased $200 thousand, or 100.0%, from $200 thousand for the nine months ended September 30, 2016 to $0 for the nine months ended September 30, 2017. The decrease was a result of not having contractual obligations to fulfill in the nine-month period ended September 30, 2017 for our R&D contracts.

Research and development expenses

R&D expenses increased $5,245 thousand, or 134.1%, from $3,912 thousand for the nine months ended September 30, 2016 to $9,157 thousand for the nine months ended September 30, 2017. The increase was primarily attributable to non-cash stock compensation expense of $4,673 thousand and subcontracted R&D such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing and increase in facility expense offset by reduced license fees and an increase in an R&D tax credit.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $6,388 thousand, or 170.2%, from $3,753 thousand for the nine months ended September 30, 2016 to $10,141 thousand for the nine months ended September 30, 2017. The increase was primarily attributable to non-cash stock compensation expense of $4,961 thousand, as well as personnel and professional expenses.

Interest (expense) income

Interest expense decreased $8 thousand, or 200.0%, from $4 thousand of expense for the nine months ended September 30, 2016 to $4 thousand of income for the nine months ended September 30, 2017. The decrease in expense was attributable to the interest earned on the investment of IPO proceeds offset by interest expense on the finance and lease obligation.

Foreign currency transaction gain (loss)

Foreign currency transaction loss decreased $168 thousand, or 1,866.7%, from a gain of $9 thousand for the nine months ended September 30, 2016 to a loss of $159 thousand for the nine months ended September 30, 2017. The decrease was primarily attributable to increased amounts owed to Cellectis earlier in the year.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $62.5 million.

Sources of Liquidity

Until the completion of our IPO, we funded our operations primarily through cash infusions provided by Cellectis. On July 25, 2017, we completed our initial public offering of common stock. In the aggregate, we received net proceeds from the IPO and exercise of the underwriters’ option to purchase additional shares of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million.

During the nine months ended September 30, 2017 and 2016, we incurred losses from operations of $19.1 million and $7.5 million, respectively, and used net cash in operating activities of $6.0 million and $6.3 million, respectively. At September 30, 2017, we had an accumulated deficit of $47.7 million, and we expect to incur losses for the foreseeable future. Although we believe that we will be able to successfully fund our operations with the proceeds of our initial public offering and our cash and cash equivalents at September 30, 2017 through mid-2019 there can be no assurance we will be able to do so or that we will ever operate profitably. Cellectis has guaranteed funding for our operations through August 2018, which guarantee was not released, modified or otherwise affected by the timing of, or amount raised, in the IPO.

Historical Changes in Cash Flows

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (unaudited)

The table below summarizes our sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(5,968)	$(6,329)
Net cash used in investing activities	(1,614)	(10,295)
Net cash provided by financing activities	65,101	—

Total	$57,519	$(16,624)

Net cash used in operating activities was $6.0 million and $6.3 million in the nine months ended September 30, 2017 and 2016, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, stock-based compensation and the effects of changes in operating assets and liabilities.

Net cash used in investing activities was $1.6 million and $10.3 million in the nine months ended September 30, 2017 and 2016, respectively. The majority of cash used in investing activities in the nine months ended September 30, 2017 was related to site improvements and architect fees for the design of our headquarters and greenhouse facility in Roseville, Minnesota, and equipment purchases. The majority of the cash used in investing in the nine months ended September 30, 2016 was related to a land purchase and construction of a greenhouse in Roseville, Minnesota.

Net cash provided in financing activities was $65.1 million in the nine months ended September 30, 2017 comprising IPO proceeds of $58.0 million, net of underwriting discounts of $3.1 and offering expenses of $3.3, and net proceeds from our sale leaseback agreement of $7.0 million.

Contractual Obligations, Commitments and Contingencies

Other than the agreement described in the immediately following paragraphs, there have been no material changes in our total commitments during the nine-month period ended September 30, 2017.

In September 2017 we consummated a sale-leaseback transaction including a Lease Agreement, dated September 6, 2017, with a third party with respect to our lease of the certain real property and improvements located in Roseville, Minnesota for a term of twenty years, with four options to extend the term of the Lease Agreement for five years each (subject to there not then existing a default (as defined in the Lease Agreement) beyond any cure period and this property being occupied at the time of such extension).

Pursuant to the purchase agreement, we received approximately $7 million in connection with the sale of the property. The Property will be our new corporate headquarters at the same location and expect the facility to be composed of a nearly 40,000 square-foot office and lab building, with greenhouses and outdoor research plots. We will be deemed the owner for accounting purposes.

Under the Lease Agreement, we will initially pay annual base rent of $490 thousand until the earlier of (i) the next day after issuance of a temporary certificate of occupancy or equivalent permit to occupy the property by the City of Roseville and (ii) the next day after the certification of substantial completion executed by the landlord’s architect or contractor confirming that the work to be done on the property has been substantially completed (such date, the “Initial Term Commencement Date”). Occupancy is expected to be on or about May 1, 2018. The Company expects to incur, based on the expected occupancy date, minimum lease payments of $286 thousand.

On the Initial Term Commencement Date, we will pay an annual base rent of 8% of the total project cost (“Annual Base Rent”) with scheduled increases in rent of 7.5% on the sixth, eleventh and sixteenth anniversaries of the Initial Term Commencement Date as well as on the first day of each Renewal Term (as defined in the Lease Agreement). Based on the initial cost of the project we will pay an estimated annual base rent of approximately $1,480 thousand.

The Lease Agreement is a net lease and the costs and expenses associated with the property are to be paid for by us. Beginning on the date that is 18 months following the Initial Term Commencement Date, if landlord decides to sell the property during the term of the Lease Agreement and any extension thereof, we will have a right of first refusal to purchase the property on the same terms offered to any third party.

In consideration of, and as an inducement to, landlord’s agreement to enter into the Lease Agreement, Cellectis entered into a Lease Guaranty with landlord, whereby Cellectis has guaranteed all of our obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles.

On November 10, 2017, we agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of our outstanding common stock.

Operating capital requirements

To date, we have not generated any revenues from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our product candidates and begin to commercialize our product candidates that complete the development process. We are subject to all risks incident in the development of new agricultural products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Sales of plant products depend upon planting and growing seasons, which vary from year to year, which is expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. As we have not yet made any sales of our products, we have not experienced the full nature or extent to which this business may be seasonal. In addition, as newly public company, we also anticipate we will continue to incur substantial expenses related to audit, legal, regulatory and tax-related services associated with our public company obligations in the United States and our compliance with applicable U.S. exchange listing and SEC requirements. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

During the years ended December 31, 2016 and 2015 and through September 30, 2017, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At September 30, 2017, we had an accumulated deficit of $47.7 million and we expect to incur losses for the immediate future. Prior to the IPO, we have been funded by capital infusions from our parent and equity financings, and although we believe that we will be able to successfully fund our operations, there can be no assurance that we will be able to do so or that we will ever operate profitably. In addition, Cellectis has guaranteed funding for our operations through August 2018, which guarantee was not released, modified or otherwise affected by the timing of, or amount raised, in the IPO.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance a portion of future cash needs through public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common shares. Any of these events could significantly harm our business, financial condition and prospects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to foreign currency exchange risks from the information provided in our final prospectus for the IPO.

Item 4. Controls and Procedures

Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the last day of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the material weakness in our internal control over financial reporting as previously disclosed, and as described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in our final prospectus for the IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.	Exhibits

(a)	Index of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)

10.1*	Indemnification Agreement, dated November 10, 2017, between the Company and Cellectis S.A.

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2017.

CALYXT, INC.

By:	/s/ Federico A. Tripodi
	Name:	Federico A. Tripodi
	Title:	Chief Executive Officer

By:	/s/ Bryan W.J. Corkal
	Name:	Bryan W.J. Corkal
	Title:	Chief Financial Officer