Form 10-K
period 2017-12-31
Calyxt, Inc.
filed 2018-03-14
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017;

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number 001-38161

Calyxt, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1967997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 County Road D West, Suite 8 New Brighton, MN	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 683-2807

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par value)	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates of the registrant: As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Market on July 20, 2017. As of September 29, 2017, the last business day of the first quarter completed following the registrant’s initial public offering, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $135,919,500.

The number of outstanding shares of the registrant’s common stock on March 12, 2018 was 28,062,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis,” we are referring to Cellectis S.A., our parent company.

The name and trademark, “Cellectis®” and “TALEN®”, and other trademarks, trade names and service marks of Cellectis appearing in this Annual Report on Form 10-K are the property of Cellectis. We own the name and trademark, “Calyxt®”, and own or license other trademarks, trade names and service marks of Calyxt appearing in this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

•	Our limited operating history;

•	Our lack of commercial products and our inexperience with the commercialization of product candidates;

•	Our incurrence of significant losses since our inception and likelihood that we will continue to incur significant losses for the foreseeable future;

•	Our reliance on contractual counterparties;

•	Significant competition from competitors with substantially greater resources than us;

•	Public perceptions of genetically engineered products and ethical, legal, environment, health and social concerns;

•	Uncertain and evolving regulatory requirements within and outside of the United States;

•	Government policies and regulations affecting the agricultural sector and related industries;

•	Commodity prices and other market risks facing the agricultural sector;

•	Our product development efforts use complex integrated technology platforms and require substantial time and resources;

•	Our success in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses;

•	Our reliance on gene-editing technologies that may become obsolete in the future;

•	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;

•	Our reliance on third parties in connection with our field trials and research services;

•	The recognition of value in our products by farmers, and the ability of farmers and food processors to work effectively with our crops;

•	Our ability to produce high-quality plants and seeds cost-effectively on a large scale;

•	Our ability to accurately forecast demand for our products;

•	The needs of food manufacturers and the recognition of shifting consumer preferences;

•	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;

•	Our exposure to product liability claims;

•	The geographic concentration of our business activities;

•	Our ability to use net operating losses to offset future taxable income;

•	The adequacy of our patents and patent applications;

•	Our licensing of intellectual property from Cellectis and reliance on Cellectis to prosecute, maintain, defend or enforce such intellectual property;

•	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;

•	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;

•	Developments in patent and other intellectual property law;

•	Our ability to identify relevant third party patents and to interpret the relevance, scope and expiration of third party patents;

•	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;

•	Loss or damage to our germplasm libraries;

•	Our ability to retain and attract senior management and key employees;

•	Our relationship with Cellectis, our controlling stockholder, and its ability to control the direction of our business;

•	Our being a “controlled company” and, as a result, qualifying for, and intending to rely on, exemptions from certain corporate governance requirements;

•	Our status as an emerging growth company; and

•	Those factors discussed in “Item 1A. Risk Factors” below.

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our financial condition, results of operations, credit rating or liquidity. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Market Data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in, the potential markets for our product. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in Section 1A below. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Website Disclosure

We use our website (www.calyxt.com) and our corporate Twitter account (@Calyxt_Inc) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, filings with the Securities and Exchange Commission, or the SEC, and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Investors and others can receive notifications of new press releases posted on our website by signing up for email alerts.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter account are intended to be inactive textual references only.

PART I

ITEM 1.	BUSINESS.

Company Overview

We are a consumer-centric, food- and agriculture-focused company. By combining our leading gene-editing technology and technical expertise with our innovative commercial strategy, we are pioneering a paradigm shift to deliver healthier food ingredients for consumers and agriculturally advantageous traits for farmers. We are developing and creating specialty food ingredients, such as healthier oils and high fiber wheat, and food crops with desirable traits, such as herbicide tolerance. While the traits that enable these characteristics may occur naturally and randomly through evolution—or under a controlled environment through traditional agricultural technologies—those processes are imprecise and take many years, if not decades. Our technology enables us to precisely and specifically edit a plant genome to elicit the desired traits and characteristics, resulting in a final product that has no foreign DNA. We believe the precision, specificity, cost effectiveness and development speed of our gene-editing technologies will enable us to provide meaningful disruption to the food and agriculture industries.

Our first product candidate, which we expect to be commercialized by the end of 2018, is a high oleic soybean designed to produce a healthier oil that has increased heat stability with zero trans fats. Among our other product candidates are high fiber wheat and herbicide tolerant wheat. We are developing a high fiber wheat to create flour with up to three times more dietary fiber than standard white flour while maintaining the same flavor and convenience of use. Our high fiber wheat may provide benefits associated with a high fiber diet, including reduced risk of coronary heart disease. Our herbicide tolerant wheat is designed to provide farmers with better weed control options to increase yields. We believe each of these three product candidates addresses a multibillion dollar market opportunity.

As awareness of these diet-related health issues grows, consumers have emphasized a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed and more convenient. This trend is leading to an increase in the demand for higher valued, premium segments of the food industry, such as higher fiber, reduced gluten and reduced fat products. As a result of these trends, food companies are looking for specialty ingredients and solutions that can help them satisfy their customers’ evolving needs and drive growth in market share and new value added products.

While food companies are focused on these trends, we believe the legacy agriculture companies have overlooked society’s food-related issues and are not properly equipped with a business model to address health-driven consumer food trends. These legacy agriculture companies have historically focused on increasing yields and volume—to address population growth—while increasing profit margins and market share by reducing input costs. They have been burdened by high research and development costs and a high degree of commoditization in their deep, farmer-focused supply chains. Industry sources indicate it can take an average of approximately 13 years and costs more than $130 million to generate a desired trait through traditional trait-development methods. In contrast, the food industry has seen new entrants growing aggressively and taking market share through premium segment product offerings from existing players, who are facing stagnating growth and divestitures in their core businesses. These factors have resulted in a disconnect between the legacy agriculture industry players’ current products and the consumer’s food-related health demands.

We believe that our proprietary gene-editing technologies and innovative commercial strategy will allow us to bridge the divide between evolving consumer preferences and the historical approach by the large legacy companies in the agriculture supply chain.

Using our proprietary technologies and expertise, we edit the genome of food crops by using our “molecular scissors” to precisely cut DNA in a single plant cell, use the plant’s natural repair machinery to make our desired edit and finally regenerate the single cell into a full plant. We believe we are able to develop targeted traits—

some of which would be nearly impossible to develop using traditional trait-development methods—quicker, more efficiently and more cost effectively than traditional trait-development methods. Our technology positions us to assess the probability of success early on in the research and development process, potentially eliminating expensive late stage failures and allowing for a larger breadth of products to be developed. We have a strong track record with respect to our technologies and expertise as we have successfully edited more than 20 unique genes in 6 plant species since our inception in 2010.

Our commercial strategy is centered on two core elements: developing healthier specialty food ingredients to enable the food industry to address evolving consumer trends and developing agriculturally advantageous traits, such as herbicide tolerance, for farmers. This will involve developing and leveraging our supply chain to effectively bring our consumer- and farmer-centric products to the marketplace. For our consumer-centric products, we intend to repurpose and leverage existing supply chain capacity by contracting, tolling or partnering with players in the existing supply chain, such as seed production companies, farmers, crushers, refiners or millers, which we expect will allow us to apply our resources to maximizing innovation and product development while minimizing our capital expenditures and overhead. For our farmer-centric products, we intend to broadly out-license our products to the seed industry.

We believe that we are able to identify a consumer or farmer need and develop a product from “concept to fork” or “concept to field” in approximately three to six years by utilizing our proprietary technologies and expertise and leveraging our innovative supply chain. We have an extensive product pipeline, as set forth in the table below, that is intended to address the potential market opportunities we have identified to date.

We categorize our stages of pre-commercial development from Phase I to Phase III. Prior to entering Phase I, in Discovery, we identify genes of interest. In Phase I, we edit the identified genes of interest, target edits we desire to make, and produce an initial seed that contains the desired edit. Phase II is trait validation, where we perform small-scale and large-scale tests to confirm phenotype and ingredient functionality. In this phase we also perform replicated, multi-location field testing, after confirming that the product is not a regulated article by the USDA. In Phase III, we develop the first commercial-scale pilot production, begin to build out the supply chain and inventory and perform customer testing prior to commercialization.

While we intend to initially deploy our commercial strategy in North America with respect to our current product candidates, we also see many avenues of potential future growth beyond North America. In particular, over time we may explore opportunities to apply our commercial strategy elsewhere around the world and leverage our North American products and footprint to target geographies where there are unmet consumer or farmer needs. We also intend to explore the ability to add value through our existing product candidates once they are commercialized by combining traits in the same crop, which may allow us to create products with additional benefits without adding significant cost. In the near term, we are planning an expansion of our campus to enhance our gene-editing automation processes and develop a high-throughput discovery platform to identify new growth opportunities. We believe this high-throughput platform will allow us to discover more products, make more complex edits and enable us to drive product innovation at a significantly faster rate. We believe our expanded campus will be the only “concept to fork” facility of its kind, containing gene-editing labs, greenhouses, fields and a commercial kitchen to develop, test and showcase products. We believe all of these steps will enable us to remain at the forefront of food and agriculture innovation.

As of December 31, 2017, we employed 35 employees, of whom approximately 65.7% are involved in research and development and 9 hold a Ph.D. degree. Our multidisciplinary team includes experts in biology, chemistry, plant genetics, agronomics and other related fields. Several members of our executive team previously worked at industry-leading technology and agricultural companies, such as Monsanto Company, Syngenta AG and Cargill, Inc. As pioneers in the field of gene editing for plant sciences, members of our management team have invented TALEN, one of the premier gene-editing tools.

Calyxt was founded in 2010 as a wholly owned subsidiary of Cellectis, a leading gene-editing company with a focus on the development of immuno-oncology therapeutics.

The Evolution of the Food and Agriculture Industries

The Food Industry is Struggling to Find Solutions to Address Many of Society’s Food-Related Issues

The United States is experiencing a dramatic increase in the prevalence of food-related health issues. In addition to being an underlying cause of some of the most prevalent diseases in western society, an unhealthy diet is a contributor to three of the ten leading causes of death: heart disease, diabetes and stroke.

As a result of the increase in food-related health issues, consumers have developed an increasingly heightened awareness of the role that dietary habits play in long-term wellness. This trend is especially prevalent in wealthier, developed nations where consumers have greater access to information that is helping to shift their consumption habits.

Regulatory agencies are playing a larger role in monitoring which food ingredients reach consumers. Beginning in 2018, the FDA will ban partially hydrogenated oils in foods, the primary artificial source of trans fat in processed foods. A recent study showed that New York State counties that implemented a ban on trans fats experienced an approximately 6% decline in hospitalizations for heart attacks and strokes as compared to New York State counties that did not. Additionally, following the passage of the Healthy, Hunger-Free Kids Act of 2010, the USDA gained significant oversight of the federal school lunch program and holds the authority to set new, healthier standards for food sold in U.S. schools. These healthier food mandates include minimum serving requirements for fiber, fruits and vegetables and maximum allowable content standards for fat, sugar and sodium.

With today’s consumers increasingly conscious and interested in the food they eat, buying habits have been creating dynamic shifts in the grocery aisle. The market has shifted from a focus on diet foods to a focus on

“real” food as a way to maintain health. Yet it is sometimes difficult for customers to find healthy alternatives without compromising taste or convenience. Consumers now view food—particularly food with health benefits—as the key to good health. More foods are being launched that go beyond basic nutrition to support health, digestive health, and higher energy levels. Locally sourced foods with a direct-to-consumer model are becoming more attractive, the demand for transparency in food sourcing, production and labeling is gaining traction, and consumers are discovering novel, foreign ingredients. We believe that as consumers continue the shift from a traditional production-driven food culture to a modern demand-driven food culture, they will continue to press companies and retailers for more information and accountability about how ingredients are sourced and processed, how “real” their food products are, and how responsive they are to consumers’ desire for choice and customization.

As consumers seek healthier and more nutritious food options, the health and wellness food sector has benefitted. Healthier food options are capturing an increasing share of the consumer wallet. As conventional multi-outlet channels and food processors try to capitalize on the fact that a significant percentage of North American consumers are willing to pay a premium for healthy and nutritious foods, their ability to quickly adapt to changing consumer demands is hampered by commoditized business models and supply chains.

The impact of changing consumer preferences is increasingly evident as market share and sales shifts towards smaller consumer packaged goods companies. These changes in consumer preferences benefit small and medium-sized companies with above-average growth and slowing the growth of the largest food and beverages companies.

As a result of the consumer’s rising demand for healthier food and the inability of traditional outlets and food processors to satisfy this demand, we believe that an opportunity exists for us to provide our innovative solutions for our customers and food industry.

The Agricultural Industry has Overlooked Society’s Food-Related Issues

The agriculture industry has historically been burdened by high infrastructure costs in a market that has focused on price and market share resulting in commoditization. A highly segmented supply chain has also resulted in the legacy agriculture companies focusing on increasing margins and market share through increased yields and consolidation, and on passing along maximum value to the growers, thereby keeping pace with the growing demand for food globally. Over the past few decades the agriculture industry has seen a consolidation of over 200 seed companies, leaving the industry with only a handful of large, dominant players such as Bayer AG, Monsanto Co., DowDuPont Inc., AgReliant and Syngenta AG, which together accounted for approximately 78.1% of the U.S. seed sales for soybeans and 83.9% for corn in 2016–2017. In addition, development at these legacy agriculture companies has been significantly limited by time and cost constraints. According to industry estimates, genetic modification, a primary method of these companies to improve crops, requires an average of approximately 13 years and costs more than $130 million to progress a new crop from the discovery stage through commercialization. These innovations have primarily achieved increases in yields and food production volumes through the creation of herbicide tolerance and insect resistance, using genetically modified traits that in many cases contain bacterial DNA. We believe these industry dynamics explain the inability for the agricultural industry to evolve to a consumer- and farmer-focused approach, and thereby effectively meet their demands as societal trends shift and provide new market opportunities.

Traditional Trait-Development Techniques

In addition to these market dynamics, innovation within the industry has been slow given the limitations of traditional trait-development techniques. While plant breeders have been crossbreeding varieties and selecting advantageous traits for thousands of years, the modern agriculture industry has relied primarily on two methods of crop improvement:

•

Genetic Modification—this involves the use of genetic technologies to randomly insert foreign genetic material, such as bacterial derived genes, into a plant’s genome for the development of seeds in which the inserted genes express specific traits. Historically, genetic modification techniques have been focused on mitigating negative yield impacts related to biotic causes, such as insect protection and herbicide tolerance traits.

The development process for genetically modified seeds involves:

•	identifying genes, many times outside the plant kingdom, that may include desirable traits;

•	randomly inserting the extracted genetic material into seeds, and delivering transgenic products that contain foreign DNA;

•	spending years testing, growing and confirming these random genetic modifications did not cause unintended consequences;

•	working with global regulatory bodies to approve the above; and

•	working with an agricultural supply chain to ensure broad adoption of the new trait in varieties across multiple countries, justifying the high development costs this process requires.

The use of genetically modified crops has continued to face challenges due to various factors, including:

•	high development costs and a lengthy development process;

•	a significant regulatory burden associated with obtaining marketing approval; and

•	prevalence of durability issues such as weed resistance to chemistries used in herbicide tolerant crops and the evolution of insect resistance to toxins produced by genetically engineered crops with insecticidal traits.

•	Chemical Mutagenesis—this process involves the induction of mutagenesis in plants using agents and chemicals. Chemical mutagenesis creates non-specific mutations throughout the whole plant genome. As a result, mutagenesis techniques have proven to be slow, random and have not yielded disruptive agricultural improvements. The major limitations of mutagenesis include:

•	off-target effects that can induce unwanted mutations;

•	lengthy development process of up to ten years or longer necessary to identify the desired mutations, remove the unwanted mutations and breed the new mutations into commercial seeds; and

•	applicability is limited to certain types of mutations that do not require precision or complexity.

While these primary methods for addressing the agricultural challenges will continue to be applied, we believe these approaches can no longer effectively meet societal demands for innovative solutions demanded by the consumer and the farmer.

Calyxt’s Solution: Bridging the Divide Between Evolving Consumer Preferences and the Agriculture Industry

We believe that our proprietary technologies and commercial strategy will allow us to bridge the divide between evolving consumer preferences and the historical approach by the legacy companies in the food and agriculture industries.

Our Technologies

Using our proprietary technologies and expertise, we edit the genome of food crops by using our “molecular scissors” to precisely cut DNA in a single plant cell, use the plant’s natural repair machinery to make our desired edit and finally regenerate the single cell into a full plant. We are able to develop targeted traits—some of which would be nearly impossible to develop using traditional trait-development methods—quicker, more efficiently and more cost effectively than would be possible using traditional trait-development methods. Our technology also puts us in a position to assess the probability of success early on in the research and development process, potentially eliminating excess cost associated with traditional trait-development methods and further reducing the risk of our product development process.

We believe we are disrupting the agriculture and food industry by utilizing our proprietary gene-editing expertise to prototype and develop traits at a fraction of the cost while simultaneously reducing the time to market. We believe our trait development process makes it possible to commercialize a product in three to six years, which would make it possible to effectively respond to evolving consumer preferences and farmer needs.

We are poised to become a leader in agriculture innovation through the use of gene editing. Our scientists have developed certain critical elements enabling us to make precise edits to DNA in living plant cells, including the use of reagents referred to as sequence-specific nucleases and the delivery methods of those reagents to plant cells. Our proprietary gene-editing platform relies on our capacity to custom design DNA-sequence specific cutting enzymes, or nucleases, for any chosen gene we need to edit and our capability to introduce such custom-made nucleases into the living plant cells we want to edit. Our platform relies on precisely chosen protein families that can specifically recognize unique DNA sequences and can be tailored to target such sequences in any chosen gene or genetic region.

Our proprietary technologies and intellectual property portfolio enable us to edit the plant genome by knocking out genes or creating precise gene edits. We take advantage of our knowledge about plant gene function to create novel genetic variation that results in traits of value. In all applications, a feature that distinguishes our products from those created through genetic modification is that our crop varieties lack foreign DNA. As such, for each of the six product candidates we have submitted to date, the USDA has confirmed that the products are not regulated articles, which represents regulatory cost savings for the development of these products.

We believe a vast number of favorable traits can be created by editing the genes of the plants or by inserting genes that occur within the same plant species. To date, we have not targeted the development of any products that would require foreign DNA in the final product, and we prefer to focus on finding natural traits existing within a plant species that can be elicited in our products. Where no naturally occurring trait exists within the plant species, we may not be able to create the desired trait without inserting foreign DNA. We believe there are a sufficient number of naturally occurring plant traits to allow us to continue to grow and expand our product pipeline for the foreseeable future.

Our Commercial Strategy

Our commercial strategy is centered on two core elements:

•	Developing healthier specialty food ingredients for the food industry to benefit consumers—We intend to disrupt the food industry by continuing to identify market opportunities to help food manufacturers provide consumers with healthier and better tasting foods without sacrificing convenience or quality. Given trends in consumer preferences, we envision selling specialty ingredients such as healthier oils, high fiber flours and ingredients with reduced allergen and carcinogen content to the food industry.

•

Developing herbicide tolerance and other agriculturally advantageous traits for farmers—We intend to disrupt the agriculture industry by developing agriculturally advantageous traits that have a broad appeal to farmers and the seed companies that sell to farmers. For example, we are developing a herbicide tolerant wheat product that is designed to be resistant to multiple herbicide chemistries currently in the market. Because these traits have broad applicability, we believe it is important to get these traits into as many seed varieties and acres as possible, similar to what has occurred in other major row crops such as corn, soybean and cotton. Our strategy is to invent and develop these agriculturally advantageous traits for farmers and broadly out-license them to the seed industry, with the potential to collect license fees and royalties in return. We believe our two-pronged strategy will disrupt the traditional food and agriculture industries by aligning the needs of the consumer, farmer and the food and agriculture value chains. We intend to repurpose and leverage existing supply chain capacity by contracting, tolling or partnering with players in the existing supply chain, which will allow us to apply our resources to maximizing innovation and product development while minimizing our capital expenditures and overhead. As we continue to streamline our supply chain, we expect to enter into additional contracts and strategic partnerships within the various participants and members of the value chain, in an effort to maintain control of the process and help ensure product quality, manage cyclical demand changes and capture value.

We believe our product candidates will benefit from being grown, processed and stored utilizing the same existing third-party infrastructure and standard industry practices that are currently used in the non-GMO products in the industry. Our intent is to outsource to third parties, such as seed production companies, farmers under identity preservation contracts and soybean crushers or wheat millers, for the production and processing of our consumer-focused products. Given that our strategy is to outsource these processes, we do not anticipate using proceeds to build or purchase processing or farming assets. Once we establish a supply chain for our first consumer-focused product in soybeans and wheat, we anticipate that future products within the same crop will benefit from utilizing the same supply chain.

Farmers are an essential component of our business model as they produce and prepare crops for processing. Within the traditional agriculture industry supply chain, farmers sell to elevators or processors who operate a high volume/low margin business to store crops and convert them into consumer and industrial products. Our strategy is to partner with farmers to grow premium products and have them allocate some of their land to grow our crops and, in turn, we will then buy back the crops produced by the farmers. We can then contract with processors to create our specialty food ingredients, which we will market directly to food manufacturers. We can also take our product and negotiate prices with food manufacturers and capture the incremental value without substantial capital outlays using these “closed-loop” contracts. Due to our partnership-oriented, vertically-integrated supply chain, we believe we can create and retain more value for ourselves that we can share with our farmers and processers, creating a supply chain that is a favorable for all participants involved.

Soybean crushers that manage existing crushing and refining infrastructure in the United States have small margins and compete largely in commoditized low margin markets. We intend to sign tolling agreements, which are common in our industry, to hire the crusher and refiner to transform our grain into meal for animal feed and oil for human consumption. We believe this will enable us to focus our investment on building inventory and commercial activity while leveraging the existing third-party infrastructure and knowledge regarding processing and crushing in the soybean industry. We intend to replicate this model for our consumer-oriented wheat products.

The following chart shows our plans for commercializing our consumer-focused product candidates:

We have made substantial progress in our supply chain execution. We currently have established relationships with multiple seed production partners, crop farmers and crushers, in addition to our internal capabilities. We believe that we can extract meaningful value from each of our relevant supply chains in a similar manner and we expect to establish similar relationships across the value chain with our wheat and canola product candidates.

Our Product Pipeline and Commercial Opportunity

High Oleic Soybean (Consumer Trait)—a Premium Oil Market Commercial Opportunity

Soybean oil has historically been partially hydrogenated to enhance its oxidative stability in order to increase shelf life and improve frying characteristics. This process, however, creates trans-unsaturated fatty acids, or trans fats, which have been demonstrated to raise low-density lipoprotein (LDL) cholesterol levels and lower high-density lipoprotein (HDL), both of which contribute to cardiovascular disease. The discovery that dietary trans fats increase the risk of several health issues led the FDA to rule in 2003 that manufacturers be required to include trans fat content information on the “Nutrition Facts” label of foods. In 2015, the FDA took a further step and banned the use of partially hydrogenated oils, the primary dietary source of artificial trans fat in processed foods, by all food manufacturers beginning in 2018. After the FDA’s 2003 ruling, commodity soybean oil—which leads to high trans fats in foods—lost significant market share to other vegetable oils, such as palm oil and canola oil.

Monounsaturated fats, such as oleic acid, have been linked to reducing LDL cholesterol and triglycerides and raising HDL cholesterols. Diets rich in monounsaturated acids are associated with lower fat mass and decreased blood pressure. High levels of oleic acids can be found in olive, canola, sunflower and safflower oils. The following chart shows the oil composition in our soybean oil compared to these and certain other oils:

We developed a soybean trait that has produced oils with a fatty acid profile that contains 80% oleic acid, 20% less saturated fatty acids compared to commodity soybean oil and zero transfats, as shown in the chart below.

Oil created from our high oleic soybean product candidate has multiple desirable characteristics as an ingredient for the food industry. The high level of oleic acid in our soybean oil enhances oxidative stability more than fivefold when compared to commodity oil. This eliminates the need for partial hydrogenation, and thus no trans fats are produced during oil production. Furthermore, our high oleic soybean oil offers additional potential benefits, including reduced saturated fats, a threefold increase in fry-life, and reduced polymerization upon frying at high temperatures. Soybean oil is also neutral in flavor, odorless and colorless, and is therefore highly desired as a food ingredient because it has limited impact on the sensory characteristics of the final food product.

Our high oleic soybean product candidate was created using our TALEN gene-editing technology. We designed TALEN to specifically target two fatty acid desaturase genes (designated FAD2-1A and FAD2-1B). These genes convert oleic acid (a mono-unsaturated fatty acid) to linoleic acid (a polyunsaturated fat). By specifically inactivating both the FAD2-1A and FAD2-1B genes by removing DNA with TALEN, oleic acid accumulates in the seed—increasing from about 20% to 80%. By key measures, including yield, our high oleic soybean variety performs comparably to its unedited counterpart. Further, our improved soybean variety does not contain any foreign DNA. Because our technology is so precise and we target genes with well known functions in the plant, we have not, to date, detected any other changes as a result of the gene-editing process or undesired effects in our product.

In mid-2015, we received a letter from the USDA indicating that our high oleic soybean variety is not a regulated article under the Plant Protection Act. This allowed us to test the performance of our soybean variety in the field. In November 2015, we announced the completion of the second year of multi-location field trials in Minnesota and South Dakota. The agronomic and yield performance of our high oleic soybeans is on par with the non-GMO variety used to create this product. In 2016, 45,000 bushels of soybean seeds were produced by our farmers and we established supply chain partnerships.

Our soybean product candidate is in Phase III of our development process, and we are making preparations to create the capacity to crush on a commercial scale, which will enable product testing by potential food company customers. During the third quarter of 2017, we completed the harvest of our high oleic soybean and produced more high-quality seeds than needed to meet our commercialization target date. We are currently completing our commercialization plan and anticipate commercialization by the end of 2018. The interim critical milestones to complete in 2018 to achieve that goal include the following:

•	building up our commercial supply chain for seed, grain and oil;

•	creating relationships with customers, and encouraging them to start testing oil created from our soybean product candidate;

•	signing tolling agreements with one or more crushers; and

•	building up the commercial grain inventory toward the end of the 2018 crop year in order to generate 2019 oil and meal sales.

In addition, our high oleic soybean product candidate can be stacked with other soybean traits. For example, we intend to combine our high oleic acid trait with a trait that reduces linoleic acid, which would further improve the quality of our oil for frying. We are also developing an improved protein composition trait, which is in the Discovery phase of our development process. We believe this trait will increase the value of the soybean meal. Soybean meal is an important source of dietary protein for animals, and our product may have a better balance of amino acids for animal nutrition. These output traits that affect oil and protein quality will be combined with traits of value to the farmer. Among these are herbicide and drought tolerance and traits that confer improved yield. Thus, we have established a pipeline in which additional traits can be stacked with our initial products to increase their commercial value over time.

In December 2017, we executed an agreement with FBN to expand the distribution and grower base of our identity-preserved high oleic soybeans. FBN will distribute our high oleic soybean seeds to growers in its network and register farmers for our program which allows them to enter into contracts for growing our premium products. This relationship will help develop a dedicated, high-quality grower base and bolster our supply chain operations in the upper Midwest.

Premium Oil Market Opportunity

According to industry sources, the vegetable oil market in North America is estimated at 40.7 billion pounds per year. Certain premium priced oils such as canola, sunflower, corn, cotton and others represent approximately 34% of this market, or approximately 14 billion pounds per year. We believe this market has grown by a 6.7% compound annualized growth rate over the trailing fifteen years. Data from the USDA suggests that the average price of various premium oils over the 10-year period ended 2016 was approximately $0.56 per pound versus soybean oil that we estimate currently sells in a range of approximately $0.33-$0.39 per pound. Based on these estimates, the premium oil market segment could potentially generate approximately $8 billion in annual revenue. Assuming the market grows at a 5% CAGR, which assumes 2% growth for inflation and 3% population growth, we believe this market opportunity could grow to approximately $13 billion in the next ten years. In addition, in the United States, according to a report by Qualisoy, high oleic soybean acreage and oil production is expected to more than double year upon year, resulting in 9.3 billion pounds of available soybean oil within the next decade. Accordingly, we believe the oil generated from our soybean product candidate targets a potential multi-billion dollar market.

Vertically Integrated Soybean Franchise, Supply Chain and Business Model

We intend to pursue a vertically integrated business model for our soybean product candidate that we believe will provide three potential revenue opportunities:

•	seed sales to farmers that are part of what is called the identity-preserved supply chain, which entails entering into a contract with the farmer, who, in return for a premium, produces and stores our soybeans while maintaining the quality and purity of our product;

•	oil sales to food companies; and

•	meal sales to animal feed companies.

The following chart shows a high level indicative approach to our business model within the supply chain:

Soybean Germplasm (Seeds)—Soybeans are a crop that is photoperiod sensitive, meaning the crop is sensitive to the length of the day. Plant breeders have developed soybean varieties that are adapted to distinct latitudes and agroclimatic conditions—which are referred to as maturity groups. Different growing regions in the United States require different maturity groups. For example, the northern United States requires soybeans in the 1.5- 2.2 maturity group ranges, with farmers typically planting a few varieties within this range to diversify their risk.

We have in-licensed over thirty non-genetically modified soybean varieties with commercial rights. We intend to initially introduce our high oleic soybean product candidate in the northern United States on one variety within a particular maturity group range and over time expand to additional varieties to farmers in the same region to provide farmers with the ability to diversify their risk. We expect to continue this expansion over time by adding regions in other maturity groups and varieties. Over the next five to ten years we envision expanding our germplasm portfolio to early, middle and late maturity groups. We believe this strategy will enable us to expand our supply chain through additional crushing plants within target growing regions and at the same time lower potential premiums and production costs as we introduce into the supply chain additional varieties that meet the diversity of seed variety that farmers need to mitigate their risk.

Crusher operators are generally divided into two categories—crushers owned and operated by large companies in the industry and crushers that are independently operated. Each group generally follows a different business strategy. Large crushers typically focus on maximizing utilization and production, whereas the independently operated crushers typically focus on maximizing profitability by specialization and production focus. Within our target regions, we believe there are many independent crushers that process soybean and that are underutilized. We expect this to provide us with a meaningful opportunity to leverage their services in our business model.

Farmers

We plan to initially focus our supply chain strategy on contracting with farmers within a 50-100 mile area from certain predetermined crushing plants with which we are forming commercial tolling relationships. This will allow these farmers and growers to deliver their grain to these crushing plants in a cost-effective manner to avoid high transportation costs. Over time, we foresee supplying farmers with seeds in multiple states near multiple crushing plants with which we have contracted. We believe that we can generate a successful supply chain by contracting with fewer than 2,000 farmers.

There are a number of key metrics by which we will measure our success in the established supply chain, including the number of farmers using our seeds to grow high oleic soybeans, the number of acres planted with our seeds, the number of farmers that we need to contract with in order to add an incremental crushing plant to the supply chain and the retention rate of how many farmers choose to grow our soybeans year after year. We also anticipate farmers continuing to grow multiple varieties from multiple seed companies, which means we may initially represent a small percentage of a particular grower’s soybean acreage. Over time, we plan to seek to increase that percentage and, as our product offering expands, become one of the partners of choice for that farmer’s soybean seed needs.

Soybean Meal Sales to Animal Food Companies—Another potential opportunity for our high oleic soybean is for consumption in soybean meal. Approximately 97% of the soybean meal consumption is in the animal nutrition industry, with the industry experiencing increased demand for differentiated and non-GMO soybean meal. As a result, we believe the soybean meal industry provides us another competitive opportunity as we establish our commercial strategy.

Soybean Oil Customers—Given the characteristics of our soybean oil—neutral taste, heat stability and fatty acid profile similar to olive oil—we believe our oil presents a competitive alternative to existing premium oils in multiple food application categories.

Additional Soybean Growth Opportunities—We intend to initially focus commercialization of our soybean product candidate in North America. However, over time, we foresee a number of expansion opportunities given the global nature of soybean uses, including extensive import and exports of soybean co-products such as meal and oils. Some of these expansion opportunities may include:

•	Oil Exports: As global regulatory frameworks continue to evolve for gene-edited products, we believe we will have the opportunity to export our soybean oil to other markets, which in turn we expect will create the opportunity for additional market expansion and increased premiums.

•	Global Launches of High Oleic Soybeans: Soybeans are grown in other countries such as Brazil and Argentina. We therefore believe that we have the potential to expand our supply chain and business relationships to other countries, providing additional global opportunities.

•	Expand Product Offering in Existing Supply Chain: Once a supply chain is established, we believe we will have the potential to leverage the same acres, meal and oil sales to create additional value through increased quality, such as improved protein contents, or farmer-focused traits such as herbicide tolerance, improved yield and drought stress tolerance.

•	Expansion of Seed Sales: We believe that once we establish a supply chain in soybeans through commercial relationships with farmers, we may be able to expand our product offerings to these farmers.

High Fiber Wheat (Consumer Trait)

Fiber is the indigestible portion of food that is essential for healthy digestion. Research has shown that fiber may play a large role in maintaining bowel health, lowering cholesterol, stabilizing blood glucose levels and controlling weight gain. A high fiber diet has the potential to lower the rate of glucose entry into circulation, thus decreasing the risk of food-related chronic diseases, such as coronary artery disease and diabetes. The average American adult consumes approximately 15-18 grams of fiber daily, only half of the amount recommended by the U.S. Department of Health’s dietary guidelines based on the average caloric intake. In recent years, the awareness of the health benefits of high fiber diets has increased. This has translated to a strong growth in demand for high fiber food products, with 38% of grocery shoppers now seeking high fiber foods.

We are developing high fiber wheat traits that could be used to produce white flour with up to three times more dietary fiber than standard white flour. We anticipate that by altering the proportion of certain slower digested carbohydrates in the wheat grain, we will increase dietary fiber. This would allow consumers to reach their daily value of fiber without changing their existing food preferences. These high fiber wheat product candidates will not contain any foreign DNA.

We believe our high fiber wheat flour will be incorporated into many food products—from pasta to bread. Whereas a single serving of whole wheat flour can provide 49% of an individual’s daily fiber needs, a single serving of our high fiber flour may provide up to 100% of the recommended daily requirement thereby allowing food manufacturers to make high fiber products sought after by many consumers.

This product candidate is currently in Phase I of our development process and may launch as early as 2020 – 2021. The gene-edited wheat line has been identified and grown and the fiber levels are under examination in grain derived from greenhouse grown plants.

In addition to our high fiber wheat product candidate, we are also developing other consumer traits in our wheat pipeline, including a reduced gluten product candidate.

High Fiber Wheat Market Opportunity

According to industry sources, the wheat market in North America was estimated at 108 million tons in 2017 with approximately 43% produced for human consumption in the United States. Humans consume approximately 650 million hundredweight, or cwt, of wheat flour in the United States, including an estimated 91 million cwt of premium wheat flour. Assuming an average price of approximately $15 per cwt we believe the premium wheat market could represent a potential multi-billion dollar market opportunity

High Fiber Wheat Germplasm (Seeds)

The wheat flour market in the United States consists of six classes, which are designated by color, hardness and growing season: hard red winter, hard red spring, soft red winter, soft white, hard white and durum.

The wheat classes grown by a particular farmer depend on geographic location and the germplasm offerings in the different classes of wheat. The classes pose different quality and functionality characteristics, and growing wheat of multiple classes diversifies harvest risk.

We plan to expand our product offerings into potentially all classes of wheat with an emphasis on those that provide superior functionality. We will then selectively in-license and acquire third-party genetics to build germplasm platform in potentially all classes of wheat. These additional product offerings will impact our regional expansion of production as well as market opportunities.

Flour

Miller operators fall into one of two categories—millers owned and operated by large companies in the industry and millers that are independently operated. Each group generally follows a different business strategy. Large millers typically focus on maximizing utilization, blending and economies of scale, whereas independently operated millers typically focus on maximizing profitability by specialization and production focus. We believe there are many independent millers that process flour that are underutilized and eager to work with specialty products. We expect this to provide us with a meaningful opportunity to leverage their services in our business model. We expect to commence commercialization of our wheat product, once developed, using two to four millers, and to expand that number as commercialization progresses.

High Fiber Wheat Customers

The market for wheat-based products is diverse and, in the United States, includes fresh bread and rolls, snack bars and granola bars, pastries and doughnuts, frozen pizza, bakery snacks and Mexican foods. As a result, we believe there are multiple opportunities to supply our high fiber wheat to food producers.

Additional High Fiber Wheat Opportunities

We intend to initially focus commercialization of our high fiber wheat product candidate in North America. However, over time, we foresee a number of expansion opportunities. Some of these expansion opportunities may include:

•	Global expansion: We believe there would be potential in being able to export our high fiber wheat to other countries with conducive regulatory frameworks with respect to our products. We also believe that we will be able to grow high fiber wheat in other countries given the extensive amount of wheat grown outside of the North American market. We believe both of these opportunities create the potential for increased premiums and market penetration.

•	Cross selling: Once we have established an initial relationship with a food industry customer, we believe there is potential opportunity to cross sell products to the customer. For example, the customer may also have a demand for our high oleic soybean or another product as the customer’s needs evolve.

•	Trait stacking: Another potential opportunity for us is using trait stacking. For example, we may be able to add characteristics to our high fiber wheat, such as reduced gluten or a more favorable carbohydrate profile. Alternatively, we may be able to add herbicide tolerance to our high fiber wheat. In each case, we would expect the additional trait to enhance the value of our products on a per unit basis and further drive demand.

Herbicide Tolerant Wheat (Farmer Trait)

Weed control is one of the greatest challenges farmers face in producing crops. Weeds compete not only with crops for water, nutrients, sunlight and space, but also harbor insect and disease pests, clog irrigation and drainage systems, undermine crop quality, and deposit weed seeds into crop harvests. Poorly controlled weeds significantly increase farmers’ cost while reducing crop yield and quality. With the constant need to increase yields, herbicides are an important component of commercial food production and account for 70% of all agricultural chemical use.

Herbicide tolerance is a plant’s ability to withstand a particular chemical herbicide. Herbicide tolerance traits in crops can provide additional crop protection chemistry alternatives to control weeds and increase crop yields. Weed resistance is a growing problem in the United States and other countries in the world. As weeds develop resistance to herbicides they become more difficult to control which can reduce yields and the quality of crops. The use of different chemistries has been an important tool to control herbicide resistant weeds. For example, Glyphosate tolerant weeds are controlled with other herbicide chemistries effective in grasses. Certain crops—such as wheat and soybeans—may not be tolerant to such chemistries, rendering this option non-viable for over-the-top applications.

Herbicide tolerant traits may offer farmers a vital tool in managing weeds effectively during crop production. The deployment of herbicide tolerant traits in wheat significantly lags other major crops and wheat production is constantly faced with yield-robbing weeds that can result in lower yield and higher dockage costs at the elevator. In the United States, nearly 90% of major row crops, including corn and soybeans, contain at least one herbicide tolerant trait. In contrast, no broad acre GMO herbicide tolerant trait has been developed for wheat, largely due to the complexity of the wheat genome. Without effective control, weeds can lower winter wheat yield by up to 23% on average worldwide, and in turn significantly decreases profitability potential.

Wheat Herbicide Tolerant Trait Opportunities

We are pioneering the development of herbicide tolerant traits in wheat without the use of foreign DNA, built using our TALEN gene-editing technology. Herbicides act by inhibiting the activity of certain plant-encoded proteins that promote plant growth. We aim to achieve herbicide tolerance by specifically making a subtle repair to prevent herbicides from being able to recognize and block functions of these proteins, such that the edited plant survives the application of the herbicide. Our product candidate will contain no foreign DNA. We believe this solution, if successfully developed and commercialized, will have the potential to increase the farmer’s yield and revenue. Accordingly, we believe our herbicide tolerant trait would have broad appeal and applicability into the 76 million acres of wheat that are grown in North America each year and potentially into the over 500 million acres grown worldwide. One industry source has suggested that there can be up to $71 per acre of loss for wheat due to weeds. Given the amount of wheat acreage in North America, products with herbicide tolerant traits represent a potential multi-billion dollar industry.

In September 2017, we successfully advanced our herbicide tolerant wheat program from the Discovery phase into Phase I development. In addition to herbicide tolerance, we are developing traits that are advantageous to the farmer including our variety of wheat that confers resistance to a fungal pathogen, namely powdery mildew. Powdery mildew resistant wheat advanced to Phase II in 2017 after successfully conducting the first field trial to assess agronomic and trait performance of the powdery mildew resistance trait line. We believe powdery mildew resistance may increase yield and reduce the need for the use of costly fungicides.

Building Up a Licensing Franchise and Supply Chain

We intend to develop our herbicide tolerant wheat technology and plan for initial commercialization in North America in the second half of the coming decade. Under this proposed model, we anticipate that we would establish licensing relationships with seed company customers (and public seed institutions) to enable conversion of elite wheat lines from multiple classes. These seed institutions would then sell seed containing our herbicide tolerant technologies either directly to farmers or through seed distributors. We would seek to receive royalty payments from these seed institutions.

Additional Licensing Growth Opportunities

We believe herbicide tolerant wheat represents the first broad licensing opportunity for a large acre trait for us in a major row crop. Additional licensing opportunities may include:

•	Herbicide tolerant wheat being developed by us that will enable the application of two different types of chemistries currently available in the market (off patent chemistries). We could pursue a strategy to collaborate with strategic partners, exclusively or on a non-exclusive basis to register the application of chemistries on its herbicide tolerant wheat and seek additional revenue opportunities from such chemistries.

•	We could combine our herbicide tolerance technology in wheat with our high fiber wheat products under identity preservation, creating potential synergies between both products being sold on the same acreage.

•	Over 500 million acres are cultivated globally, and we could replicate our business model and deploy herbicide tolerant technologies in wheat in other world regions beyond North America.

•	Development and out-licensing of additional farmer traits in wheat such as disease resistance, additional herbicide tolerance products, improved yield products and other agronomic characteristics.

•	Similar or alternative herbicide tolerant technologies could be developed by Calyxt in other crops such as soybeans and canola, expanding the herbicide tolerance franchise across multiple crops, first in North America and then globally.

Improved Oil Composition Canola (Consumer Trait)

Our improved oil composition canola is our first canola product candidate. The development of this first canola product expands our improved oils franchise, in line with our mission to create healthier specialty ingredients and become a preferred partner of the food industry. In September 2017, we successfully advanced our improved oil composition canola program from discovery stage into Phase I development.

Other Products in Our Development Pipeline

Our extensive product pipeline includes a variety of consumer- and farmer-centric traits for soybean, wheat, canola, alfalfa and potato. We will conduct further development programs to build upon our current pipeline, which currently includes improved oil composition canola, herbicide tolerant canola, improved quality alfalfa and herbicide tolerant alfalfa, late blight resistant potato, cold storable / reduced browning potato, improved protein composition soybean, drought tolerant soybean, herbicide tolerant soybean and improved yield soybean. In the future, we anticipate expanding our product pipeline to include other food crops. As of December 31, 2017, Calyxt had a total of nine product candidates in Phase I or higher across its five crops, which is reflective of our rapidly advancing product pipeline.

We plan to develop gene-editing automation processes that will enable us to implement a high throughput discovery platform to identify new growth opportunities. This high-throughput platform is intended to allow us to discover more gene traits and make more complex edits, enabling us to drive innovation at a significantly faster rate. We believe all of these steps will enable us to remain at the forefront of food and agriculture innovation.

In addition, during the third quarter of 2017, the USDA designated our alfalfa product, developed in collaboration with S&W Seed Company, as a non-regulated article under “Am I Regulated?” Process by Biotechnology Regulatory Services of the Animal and Plant Health Inspection Service (APHIS), an agency of the USDA.

Technology and Process Overview

Calyxt is a Pioneer in Plant Gene Editing

Gene editing is a technological leapfrog that makes it possible to overcome many of the limitations of traditional trait-development techniques. Gene editing creates novel traits by making minor DNA sequence edits to plant genomes. These edits occur in a precise manner and at high efficiency, providing accelerated development and commercialization timelines and potentially lower regulatory hurdles.

The following chart depicts our development process:

Step 1: We begin by identifying the gene target and the edit we would like to introduce into the plant genome. We do not have an in-house gene discovery platform. Rather, we supplement our own scientific knowledge and expertise with the efforts of universities, non-profit organizations, government agencies and gene discovery biotech companies to identify genes, which when altered, express desired crop traits. Some of the information on gene targets is in the public domain, and in other instances, we may engage in intellectual property licensing agreements. We believe there are scientific teams around the world continually identifying new gene targets, providing new opportunities for us to expand our product pipeline. We are typically able to assess gene targets and the types of edits to be introduced in several weeks.

Step 2: We create TALEN (Transcription Activator-Like Effector Nucleases) to specifically recognize the DNA target we seek to edit in the plant genome. TALEN were invented by our scientists and are one of the most effective reagents for gene editing. Two TALEN are used to recognize a given target, each of which recognizes 15-20 bases of the genetic code. A 30 base DNA sequence target occurs, on average, once every quintillion bases. Thus it is relatively easy to design TALEN to recognize unique sites in complex genomes. We have unparalleled expertise in TALEN design, and we have an automated TALEN assembly pipeline that allows us to make thousands of TALEN per week—far more than what is needed for product development.

Step 3: We deliver our TALEN and other reagents as necessary to achieve the desired gene editing outcome to plant cells in a process known as transformation. We rely on three methods of transformation—agrobacterium, particle bombardment and protoplast—to deliver reagents to plant cells to achieve targeted edits at high efficiency.

Step 4: Gene editing typically occurs within a few hours after reagent delivery.

Step 5: We place the edited cells in culture and allow them to grow and divide. The cells form a mass of unorganized tissue called a calli. Calli are produced for most plants cells we edit, and the callus stage can last from several weeks to several months.

Step 6: Once calli are obtained, we induce them to differentiate leaf and root tissues through the application of plant hormones. Shoots regenerate first and then roots, ultimately resulting in a “plantlet.” Depending on the plant species, this step can take from a few to several months.

Step 7: We screen the resulting plantlets to identify those with the desired gene edit. We have an automated pipeline to prepare and analyze DNA from plantlets to identify those that have the desired editing outcome.

Once the steps in the chart above are completed, we continue on to Phase II our development process by moving plants with edited genes to soil and growing them in the greenhouse to test for the intended trait and to produce more seed. This step is often the most time-consuming, and is constrained by biology; that is, it takes time for a plant to mature, flower and produce seed. Once we validate the trait in the greenhouse, we advance the edited plants to field trials. We carry out the field trials at multiple locations over multiple growing seasons. In some instances, we carry out field trials in the Southern hemisphere to capture two growing seasons in a given calendar year.

Gene Editing with TALEN

TALEN enable genome editing through a simple two-step process—first by recognizing a specific DNA sequence, and then by precisely inducing a controlled DNA double-strand break. TALEN protein structure comprises a DNA-recognition domain and DNA-cleaving domain. DNA-recognition is achieved by individual repeat domains (depicted in the figure below as an array of spheres); each domain recognizes a specific nucleotide (depicted in the figure below as grey boxes). By rearranging central repeat domains, TALEN can be designed to target nearly any DNA sequence. DNA-cleavage is achieved by a nuclease that is fused to the DNA-recognition domain (depicted in the figure below as large half spheres). The nucleases must interact to cleave DNA, and cleavage occurs only after two TALEN precisely recognize a target DNA sequence. The requirement for two nucleases to interact minimizes cleavage at unintended sites due to binding of a single TALEN.

The following figure depicts the process of making gene edits using TALEN:

A precisely placed double-strand DNA break is the key to unlocking gene editing. This break can be the substrate for a wide range of outcomes, from single nucleotide deletions, to large DNA insertions. Left alone, a DNA break will result in removal of nucleotides (through a process called non-homologous end-joining). This removal of nucleotides, if placed appropriately, can result in gene inactivation or a gene knock-out. Our high oleic soybean variety, for example, was achieved by gene knock-out. By precisely removing DNA, we inactivated two FAD2 genes, which resulted in the accumulation of oleic acid in the seed.

If a user-supplied DNA fragment with a similar sequence to the TALEN binding site is provided at the time of the DNA break, then novel information in the user-supplied DNA is copied into the plant genome (through a process called homologous recombination). The information that is incorporated can be a single base change that repairs or edits the target gene to improve its function. For example, we believe herbicide tolerance can be achieved in many plant species by specifically making a subtle repair to prevent herbicides from being able to recognize and block functions of certain plant-encoded proteins that promote plant growth. Alternatively, it is possible to incorporate or knock-in one or more transgenes to create a new trait. At present, we are focused on using gene knock-outs and gene repair to create new traits. Other major agricultural biotechnology companies, which commercialize GMOs, are interested in targeted knock-in approaches. Gene editing and gene insertion through homologous recombination are collectively referred to as gene targeting.

Tissue Transformation Systems

Key to achieving a gene-edited plant is the ability to deliver TALEN to plant cells (a process referred to as transformation). Our scientists have proficiency using the three main methods of transforming plant cells—agrobacterium, particle bombardment and protoplast transformation. Agrobacterium is a soil bacterium that naturally delivers DNA to plant cells. This method can be used to deliver our TALEN; it can also be used to deliver templates to copy information to the break site. Particle bombardment uses DNA-coated gold or tungsten particles to deliver DNA to plant cells. The particles are shot at plant tissue at high velocity, and the DNA is either transiently expressed or integrated into the host genome. Protoplasts are plant cells lacking a cell wall. Our TALEN reagents can be directly delivered to protoplasts at high efficiency (between 50% and 90% transformation frequencies). Further, we have shown that purified TALEN proteins can be delivered to plant protoplasts to achieve gene editing, thereby obviating the need to use nucleic acids. Over the past six years our scientists have developed the expertise and know-how to deploy these methods in a variety of plant species.

We believe that our ability to select the appropriate transformation method, our capabilities to use these technologies, as well as our innovative solutions to achieve increased efficiency, creates both a competitive advantage and a barrier to entry. Our technology enables us to precisely and specifically elicit the desired traits with the desired characteristics in a matter of months. For example, in order to develop our high-oleic soybean oil, we designed TALEN to specifically target two fatty acid desaturase genes (designated FAD2-1A and FAD2-1B). These genes convert oleic acid (a mono-unsaturated fatty acid) to linoleic acid (a polyunsaturated fat). By inactivating both the FAD2-1A and FAD2-1B genes with TALEN, oleic acid accumulates in the seed—increasing from about 20% to 80%, which improves its characteristics for frying and is healthier for the consumer.

The plant transformation and regeneration steps described above are inherently scalable, and we envision that through the use of robotics, it will be possible to generate thousands of plantlets with a desirable gene edit. By implementing a platform that creates multiple plantlets with the same gene edit, we believe we will be able to greatly accelerate product commercialization. For example, if we are interested in developing wheat flour with a healthier carbohydrate composition, we can harvest enough seed from our population of edited plantlets to produce enough flour to test for functionality and ensure it has the properties desired for our customers. This eliminates the time needed to amplify enough seed over multiple generations from one or a few edited plants.

Key Advantages of TALEN Over Other Gene-Editing Technologies

In addition to TALEN, we are aware of three other classes of nucleases that enable gene editing, including meganucleases, zinc finger nucleases and CRISPR/Cas9. Despite the availability of other gene-editing platforms, we currently rely on TALEN because of the following benefits:

•	Intellectual property—We have a strong intellectual property position with respect to TALEN technology and its use to make our product candidates. We have actively sought to protect our proprietary technologies and product candidates through the licensing of a portfolio of approximately 89 issued patents and 178 pending patent applications, as of December 31, 2017.

•	Specificity—TALEN may be designed to limit its DNA cleavage to the desired sequence and to avoid cutting elsewhere in the genome. This parameter is essential as plant genomes are highly complex; for example, the wheat genome comprises 17 billion bases.

•	Precision—It is possible to design a TALEN that will cleave at any selected region in any gene. For example, there are four related FAD genes in the soybean genome. Our TALEN edited only the two genes that produce fatty acids in the seed; no edits were introduced into the other related genes.

•	Efficiency—A large percentage of cells treated by TALEN bear the desired gene edit. Because of TALEN efficiency, only a handful of plants have to be regenerated to recover those with edits in our target gene. For example, three of 19 transgenic soybean lines expressing the FAD2 TALEN transmitted heritable edits to the next generation.

•	Validation—We have a strong track record with respect to our technologies and expertise as we have successfully edited more than 20 unique genes in 6 plant species since our inception in 2010.

•	Ease of use—We have extensive expertise in the design and assembly of TALEN and can generate thousands of TALEN per week.

A Comparison of Crop Development Processes—Traditional vs. Calyxt

Our solution for agriculture biotechnology can provide significant speed and cost advantages as compared to the traditional trait-development methods employed by the current agriculture industry companies. Through our accelerated development process, we believe we are capable of commercializing our product portfolio significantly quicker and at reduced cost.

Traditional Agricultural GMO Development Process:

We provide an overview of the development process involved in GMO trait commercialization, which is currently employed by the agricultural industry. This process typically requires an average of approximately 13 years and costs more than $130 million to develop a new trait:

•	Discovery—The screening and identification of potential traits of interest using foreign DNA which many times is from outside the plant kingdom. This process requires the expertise in genetics, molecular biology and bioinformatics/genomics approaches to identify target genes.

•	Phase I (Proof of Concept)—At this stage of development, tests are performed on a variety of constructs based on lead candidate genes. This is undertaken to achieve the optimal expression of gene in order to obtain the desired trait.

•	Phase II (Early Development)—Plants with optimized genetic constructs are chosen and evaluated in greenhouse and field trials. This involves upwards of tens of thousands of plants being grown and evaluated.

•	Phase III (Advanced Development)—Large scale field trials are conducted to measure trait expression and crop yield.

•	Phase IV (Pre-Launch)—Build up seed inventory for commercial launch and regulatory studies to test the safety of the crop.

Calyxt’s Accelerated Development Process:

We can assess the viability of a trait in less than two years and commercialize it in as short as six years with a significantly reduced development cost.

•	Discovery (Several Months)—The preliminary screening and identification of genes with the potential to deliver a trait of interest. We do not spend significant resources on the screening and identification of genes in plants that will lead to beneficial traits. Rather, we supplement our own scientific knowledge and expertise with the efforts of universities, non-profit organizations, government agencies and gene discovery biotech companies to identify genes, which when altered, express desired crop traits.

•	Phase I: Product Transformation & Event Selection (1-2 Years)—The process to make our product, in which we leverage our gene-editing platform and expertise to induce the expression of a desired trait. We have proficiency in three different tissue transformation systems—agrobacterium, particle bombardment, and direct DNA delivery to protoplasts—which allows us to edit the genome in nearly all major crops. Once a product is created we grow seed in our greenhouse to initiate testing. At the end of Phase I, we submit a petition to the USDA to confirm the product candidate is a non-regulated article.

•	Phase II: Trait Validation (1-2 Years)—After obtaining USDA confirmation, trait validation is conducted in small and large scale field trials. Small scale trials take place in a limited number of locations, where we test our products in the field and increase seed production. Larger scale field trials occur across multiple field locations and years and help us ensure our field performance across multiple conditions. At this stage we also test the specialty food ingredients produced from these plants for unique healthier properties. At the end of Phase II, we expect to be able to assess the technical viability of a trait. We can then decide whether to further invest in the product and continue to develop the asset or dispose of the asset with minimal development costs, allowing us to continue to innovate at a rapid pace.

•	Phase III: Pre-Commercial (1-3 Years)—This phase is the first commercial scale production and provides us the opportunity to build seed and product inventory prior to commercialization. During this period we also establish our grower supply chains and customer relationships in preparation for commercialization.

•	Commercial—When a product is ready to be commercialized, we plan to utilize our innovative commercial strategy to leverage existing supply chains to ensure product quality, manage cyclical demand changes and capture value. Depending on what supply chain relationships may exist at the time when a product candidate is ready to be commercialized, we believe we may be able to leverage our existing supply chain relationships to lower commercialization costs and time to market. We plan to continue to build out our germplasm during commercialization to enhance our seed capability and regional footprint.

Additional Opportunities

We—through our license agreement with Cellectis—have access to intellectual property that broadly covers the use of engineered nucleases for plant gene editing. This intellectual property covers methods to edit plant genes using “chimeric restriction endonucleases,” which include TALEN, CRISPR/Cas9, zinc finger nucleases, and some types of meganucleases. The granted claims cover methods of introducing chromosomal edits through non-homologous end-joining to create gene knock-outs, as well as methods of introducing chromosomal edits by homologous recombination to produce precise gene edits or gene knock-ins. We believe this umbrella intellectual property applies broadly across gene editing in plants and makes us a key player in the gene editing intellectual property space.

Making precise edits through gene targeting is technically challenging, as frequencies of gene editing or DNA insertion are significantly lower than frequencies of gene knock-outs. Under our license agreement with Cellectis, we have exclusive sublicense rights (subject to existing non-exclusive sublicenses to third parties) to intellectual property exclusively licensed to Cellectis from the University of Minnesota in the field of researching, developing and commercializing agricultural and food products, including traits, seeds, and feed and food ingredients (excluding any application in connection with animals or animal cells). These patent applications cover the use of DNA replicons for gene editing. The replicons carry DNA sequences encoding TALEN as well as a DNA template to copy precise edits into the plant genome. When introduced into plant cells by any of the tissue transformation systems described below, the replicons amplify to a high copy number. This allows us to achieve gene editing at frequencies up to 12-fold higher than the use of traditional methods. The replicon technology, combined with our transformation platforms, expand the versatility of the TALEN technology for generating products.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our product candidates and technology related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, licensing and filing United States and certain foreign patent applications related to our technology, products and product candidates, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technologies, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors.

Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our product candidates and technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

As of December 31, 2017, we have licensed approximately 18 U.S. patents, 44 U.S. patent applications, 71 foreign patents, and 134 foreign patent applications. Within this portfolio, approximately 192 patents and patent applications relate to the genetic editing of plants using TALEN technology, 131 patents and patent applications relate to the genetic editing of plants using meganuclease technology, 90 patents and patent applications relate to the genetic editing of plants using CRISPR technology, and 56 patents and patent applications relate to specific plant traits.

The issued patents in our portfolio consist of approximately 6 Cellectis-owned and 12 other in-licensed U.S. patents, 20 Cellectis-owned and 36 other in-licensed European patents, and 4 Cellectis-owned and 11 other in-licensed patents in other jurisdictions, including Japan, China, Australia, Hong Kong, Singapore, Mexico, Israel and Canada. The pending patent applications in our portfolio consist of approximately 40 Cellectis-owned and 4 other in-licensed U.S. patent applications, 21 Cellectis-owned and 5 other in-licensed European patent applications, 82 Cellectis-owned and 26 other in-licensed patent applications in other jurisdictions, including Japan, China, Australia, India, Paraguay, Uruguay, Argentina, Brazil, Hong Kong, Singapore, Israel, Mexico, New Zealand and Canada, and 7 Cellectis-owned and 2 other in-licensed Patent Cooperation Treaty (PCT) applications.

Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which patent applications are filed, including the United States, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. Under certain circumstances, a patent term can be extended. For example, in the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in reviewing and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The issued patents that we have licensed will expire on dates ranging from 2020 to 2033. If patents are issued on the pending patent applications that we have licensed, the resulting patents are projected to expire on dates ranging from 2023 to 2037. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

License Agreement with Cellectis

We are party to a license agreement with Cellectis, pursuant to which we have been granted an exclusive, worldwide license (subject to existing licenses granted by Cellectis to third parties) to use, commercialize and exploit certain intellectual property in the field of researching, developing and commercializing agricultural and food products, including traits, seeds, and feed and food ingredients (excluding any application in connection with animals and animal cells), except that such license is non-exclusive in such field for any activities relating to researching, developing or commercializing certain modified or mutated I-CreI homing endonucleases. We have also been granted a non-exclusive license to use the TALEN® trademark in connection with our exploitation of licensed products under the agreement. Any improvements we make to the licensed intellectual property is owned by us but licensed back to Cellectis on an exclusive basis for any use outside of our exclusive agricultural field of use. The exclusivity of our license agreement with Cellectis is subject to existing non-exclusive licenses granted to third parties in the field of research.

In consideration for the license from Cellectis, we are required to pay to Cellectis, on a product-by-product and country-by-country basis, a royalty of 3% of net sales of any products that are covered by the patents licensed from Cellectis. In addition, we are required to pay Cellectis 30% of revenue we receive for sublicensing our rights under the agreement to third parties. Our payment obligations to Cellectis will expire upon the expiration of the last-to-expire valid claim of the patents licensed to us by Cellectis.

Under our license agreement with Cellectis, and as between the parties, Cellectis has the first right to control the prosecution, maintenance, defense and enforcement of the licensed intellectual property and we will have the right to step in and assume such control with respect to the patents owned by Cellectis and exclusively licensed to us under the agreement if Cellectis elects to not prosecute, maintain, defend or enforce such patents. In certain circumstances, if Cellectis elects to abandon any patents owned by Cellectis and exclusively licensed to us under the agreement, we have the right to assume ownership of such patents. In addition, some of the intellectual property that is licensed to us by Cellectis consists of a sublicense of intellectual property originally licensed to Cellectis by the University of Minnesota to exploit such intellectual property in our exclusive agricultural field of use. Therefore, as to such sublicensed intellectual property, our license from Cellectis is subject to the terms and conditions of the license agreement between the University of Minnesota and Cellectis, and to the extent our activities under such sublicense violate any terms and conditions of the license agreement between Cellectis and the University of Minnesota, we are responsible for any damages that Cellectis may incur. In addition, we are required to reimburse Cellectis for any and all payments made by Cellectis to the University of Minnesota pursuant to the license agreement between the University of Minnesota and Cellectis to the extent that any such payments are required to be made as a result of our applicable activities. Under the license agreement between Cellectis and the University of Minnesota, the University of Minnesota has the first right to control the prosecution and maintenance of the licensed intellectual property.

Our license agreement with Cellectis is perpetual. However, it may be terminated at any time upon the mutual written agreement of both parties, either party’s uncured material breach of the agreement, or upon certain bankruptcy and insolvency related events.

License Agreement from Regents of the University of Minnesota—TALEN

In January 2011, Cellectis entered into an exclusive license agreement with the University of Minnesota, which was amended in 2012, 2014 and 2015. Pursuant to the agreement, as amended, Cellectis and its affiliates were granted an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patents and patent applications owned by the University of Minnesota, to make, use, sell, import and otherwise dispose of products covered by the licensed patents, in all fields of use. These licensed patents relate to TALEN molecules and their use in gene editing.

Pursuant to the agreement, with respect to the agricultural field, Cellectis is required to pay to the University of Minnesota a low six digit annual fee per year, as well as a low five digit commercialization fee for every seed variety containing new traits developed using the licensed technology. Cellectis is also required to pay the University of Minnesota, in the aggregate, up to a low seven digit amount of milestone payments based on the net sales of licensed products in the agricultural field. Cellectis must also pay the University of Minnesota certain patent-related expenses for prosecuting and maintaining the licensed patents.

The agreement will expire upon the expiration of the last to expire valid claim of the licensed patents. The University of Minnesota may terminate the agreement upon advance written notice in the event of the insolvency or bankruptcy of Cellectis, and immediately upon written notice in the event that Cellectis challenges the validity or enforceability of any licensed patent in a court or other applicable authority. Cellectis and the University of Minnesota may terminate the agreement by written notice in the event of the other party’s breach that has not been cured within a specified number of days after receiving notice of such breach.

License Agreement from Regents of the University of Minnesota—CRISPR

In December 2014, we entered into an exclusive license with the University of Minnesota, pursuant to which we were granted an exclusive, worldwide, sublicensable license under a specified patent application and any patents that issue therefrom owned by the University of Minnesota relating to the use of the CRISPR-Cas9 technology to make use, and commercialize products covered by the licensed patents in any field of use. Pursuant to the terms of the agreement, we must use commercially reasonable efforts to commercialize the licensed technology and to manufacture, offer to sell, and sell licensed products as soon as practicable and to maximize sales. We must also achieve certain sales- and patent-related milestones.

Pursuant to the terms of the agreement, we paid the University of Minnesota an upfront license fee payment in the amount of $130,000 in connection with entering into the agreement. We are also required to pay the University of Minnesota a tiered annual fee that increases from $20,000 to $225,000 based on the occurrence of certain specified events, including the grant of a sublicense to a third party, as well as patent-related expenses incurred under the agreement in prosecuting and maintaining the licensed patents. We are also required to pay the University of Minnesota a certain percentage of all revenues received by us under sublicenses. If we undergo a change of control and wish to assign all of our rights and duties under the agreement, we must pay the University of Minnesota a specified transfer fee.

Unless earlier terminated, the agreement will continue in effect until no licensed patent is active and until no licensed patent application is pending. The University of Minnesota may terminate the agreement for our uncured breach of the agreement upon 90 days’ prior written notice, or 60 days’ prior written notice if the breach relates to our payment obligations under the agreement. The University of Minnesota may also terminate the agreement, upon 10 days’ prior written notice, if we file for bankruptcy or become insolvent. The University of Minnesota may also immediately terminate the agreement if we or our agents or representatives commences or maintains an action in any court or before any governmental agency asserting or alleging the invalidity or unenforceability of the licensed patent rights. We may terminate the agreement for The University of Minnesota’s uncured breach of the agreement upon 90 days’ prior written notice. We may also terminate the agreement at any time upon 60 days’ prior written notice.

License Agreement from Plant Bioscience Limited

In April 2015, we entered into an exclusive license agreement with Plant Bioscience Limited, or PBL, pursuant to which we were granted an exclusive, worldwide license to use and exploit certain gene-editing technologies related to wheat with endogenous resistance to powdery mildew, and to provide commercial development and technical services to third parties. The technology licensed to us was originally exclusively licensed to PBL by the Institute of Genetics and Developmental Biology, or IGDB, which holds certain rights to which our exclusive license from PBL is subject. Pursuant to the agreement, we are required to use commercially reasonable efforts to achieve certain milestones in a specified development and commercial program, and to exploit the license so as to maximize the sublicensing of the licensed technology and the development and commercial use of the licensed products.

The agreement will expire on the later of the tenth anniversary of the date that sales of the licensed products first occurred or the last expiration of a valid claim of a licensed patent. We may terminate the agreement at any time for any reason by giving PBL written notice. PBL may terminate the agreement upon our material breach of the agreement that has not been cured within a specified number of days after receiving notice of such breach. The agreement will also automatically terminate if we become insolvent or bankrupt.

Commercial License Agreement with Two Blades Foundation

In December 2014, we entered into a commercial license agreement with Two Blades Foundation relating to TAL nuclease technologies, which was amended in 2016. Pursuant to the agreement, we granted Two Blades Foundation a non-exclusive license to TALEN technology for not-for-profit uses within the field of plants genetically engineered by TAL nuclease, including use in Two Blades Foundation’s humanitarian efforts to support subsistence farming, and for certain commercial applications related to Two Blades Foundation’s plant disease resistance programs. The intellectual property licensed to Two Blades Foundation was originally licensed to Cellectis by the University of Minnesota. In addition, pursuant to the agreement and subject to certain restrictions, we received a non-exclusive license under Two Blades Foundation’s TAL Code technology related to nucleases for commercial uses of TAL nucleases in certain specified crop plants.

The agreement will expire upon the expiration of the last to expire valid claim of the licensed patents under the agreement. Either party may terminate the agreement in the event of the insolvency or bankruptcy of the other party, or immediately upon written notice in the event that the other party, or its sublicensees or subcontractors challenges the validity or enforceability of any licensed patent in a court or other applicable authority. Either party may terminate the agreement by written notice in the event of the other party’s breach that has not been cured within a specified number of days after receiving notice of such breach. In the event of termination of license agreement between the University of Minnesota and Cellectis with respect to the TALEN technology, our license from Two Blades Foundation will terminate.

Trademarks

As of December 31, 2017, we had two pending trademark applications in the United States.

Government Regulation and Product Approval

In the United States, the FDA and the USDA Food Safety Inspection Service, or FSIS, are primarily responsible for overseeing food regulation and safety, although as many as fifteen federal agencies also play a role in U.S. food regulation, including several other agencies within USDA.

USDA has regulatory jurisdiction over transgenic crops through the Animal and Plant Health Inspection Service, or APHIS. Under the Plant Protection Act, USDA requires anyone who wishes to import, transport interstate, or plant a “regulated article” to apply for a permit or notify APHIS that the introduction will be made. Regulated articles are defined as “any organism which has been altered or produced through genetic engineering … which USDA determines is a plant pest or has reason to believe is a plant pest.” The petition process can be a multi-year process that varies based on a number of factors, including APHIS’ familiarity with similar products, the type and scope of the environmental review conducted, and the number and types of public comments received. APHIS conducts a comprehensive science-based review of the petition to assess, among other things, plant pest risk, environmental considerations pursuant to the National Environmental Policy Act of 1969, or NEPA, and any potential impact on endangered species. If, upon the completion of the review, APHIS grants the petition, the product is no longer deemed a “regulated article” and the petitioner may commercialize the product, subject to any conditions set forth in the decision. If APHIS does not determine the product to be non-regulated, the product may be subject to extensive regulation, including permitting requirements for import, handling, interstate movement, and release into the environment, and inspections.

We have submitted petitions to APHIS for six of our product candidates to date: high oleic soybeans, high oleic/low linoleic soybeans, cold storable potatoes, reduced browning potatoes, powdery mildew resistant wheat, and improved quality alfalfa. We have received confirmation from APHIS for all six product candidates that APHIS does not consider such product candidate to be a “regulated article” under the Plant Protection Act. There can be no guarantee of the timing or success in obtaining nonregulated status from APHIS for our other crops or that the governing regulations will not change. Government regulations, regulatory systems, and the politics that influence them vary widely among jurisdictions and change often.

The FDA has jurisdiction to regulate more than 80 percent of the U.S. food supply. It derives its regulatory power from the FDCA, which has been amended over time by several subsequent laws. The FDA’s oversight of food safety and security is primarily carried out by its Center for Food Safety and Applied Nutrition. To execute its responsibilities, the FDA employs a team of more than 900 investigators and 450 analysts in the foods program who conduct inspections and collect and analyze product samples. The FDA typically does not perform pre-market inspection for foods. The FDA also regulates ingredients, packaging, and labeling of foods, including nutrition and health claims and the nutrition facts panel. Foods are typically not subject to premarket review and approval requirements, with limited exceptions.

For its part, the FDA regulates foods made with GMOs under its 1992 “Statement of Policy: Foods Derived from New Plant Varieties.” Under this policy, the FDA regulates foods derived from genetically modified plant varieties consistent with the framework for non-genetically modified foods. Under Section 409 of the FDCA, any substance that is reasonably expected to become a component of food is considered a “food additive” that is subject to premarket approval by the FDA, unless the substance is generally recognized as safe, or GRAS. Companies are responsible for making an initial determination of whether a food substance falls under an existing food additive regulation, requires a new food additive petition, or is GRAS. A company may market a new food ingredient based on its independent determination that the substance is GRAS; however, the FDA can disagree and take enforcement action. The FDA offers a voluntary consultation process to determine whether foods derived from genetically modified plant varieties will be subject to these more stringent regulatory requirements. In most cases, however, foods derived from genetically modified plant varieties are not subjected to premarket review and approval processes.

The FDA does not currently require manufacturers to label foods made with GMOs as such, but permits voluntary labeling pursuant to a 2001 guidance document. This policy has been the subject of pressure from consumer groups and there can be no guaranty that it will not change in the future.

Competition

The market for agricultural biotechnology products is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Competition for improving plant genetics comes from conventional and advanced plant breeding techniques, as well as from the development of genetically modified traits. Other potentially competitive sources of improvement in crop yields include improvements in crop protection chemicals, fertilizer formulations, farm mechanization, other biotechnology, and information management. Programs to improve genetics and chemistry are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with broader set of companies. Additionally, competition for providing more nutritious ingredients for food companies come from chemical-based ingredients, additives and substitutes, which are developed by various companies.

In general, we believe that our direct competitors generally fall into the following categories:

•	Large Agricultural Biotechnology, Seed, and Chemical Companies—Only a limited number of companies have been actively involved in new trait discovery, development, and commercialization: BASF SE, Bayer AG, Monsanto Co., Syngenta AG, Takii & Company, LTD and DowDuPont Inc. Many of these companies have substantially larger budgets for gene discovery, research, development, and product commercialization than we do. Some of these companies also have substantial resources and experience managing the regulatory process for new genetically modified seed traits. Each of Monsanto, Syngenta, DowDuPont and Bayer also has significant chemical crop protection background and businesses. The trait pipelines of these companies are heavily weighted toward biotic stress traits, although they also have significant programs aimed at development of abiotic stress traits, and would compete with our farmer-centric agriculturally advantageous trait products. While these companies have internal programs that may compete with our own, they also seek new traits externally and, as such, some of them have been, and may in the future be, our partners.

•	Specialty Food Ingredient Companies—Companies focused on providing solutions to the food industry through chemical, synthetic, or other methods. These companies include International Flavors & Fragrances Inc., Givaudan, Kerry Group plc, CSM N.V., FMC Corporation, CP Kelco, Novozymes, Ingredion Incorporated and Royal DSM N.V. These companies develop products that include chemical modification of food ingredients to achieve functional performance, such as chemical additives for food products. Such products currently do, and may in the future, compete with our consumer-centric food ingredient products. While these companies may produce products that directly compete with our own, some may in the future be our partners in developing healthier food ingredients for consumers.

We also believe that we may face indirect competition from trait research and development companies as well as agricultural research universities and institutions. Given the global importance of agriculture, there are a number of companies, research universities and institutions that specialize in research and development of agricultural yield and product quality traits. Companies such as Evogene Ltd., Ceres, Inc., and Keygene N.V., among others, are competitors in our field but typically focus on a limited number of traits, and do not generally have the product development, gene-editing technologies and regulatory infrastructure necessary to bring traits to market. Therefore, they typically outlicense trait technologies to large industry players with in-house development and regulatory capabilities at a relatively early stage of development. Most publicly funded research is focused on basic research programs that aim to understand basic biological processes and does not necessarily engage in further development and commercialization of discovered traits. While these programs are potentially competitive with us, we view them primarily as sources of innovation that fit with our business model.

Many of our current or potential competitors, either alone or with their R&D or collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, testing and marketing approved products than we do. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology, seed and chemical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through R&D and collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products faster, with lower research costs or with more desirable traits than we can.

Research and Development

As of December 31, 2017, we had 23 employees dedicated to research and development. Our research and development team has technical expertise in genome engineering, molecular biology, biochemistry, genetics and genetic engineering, plant physiology and plant breeding. Our research and development activities are conducted principally at our Minnesota facilities. We have made, and will continue to make, substantial investments in research and development. Our research and development expenses were $11.6 million, $5.6 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 12 of the Notes to the Financial Statements included under Item 8 of this report.

Employees

As of December 31, 2017, we employed 35 employees, of whom approximately 65.7% are involved in research and development and 9 hold a Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on January 8, 2010 and are a majority owned subsidiary of Cellectis S.A. (société anonyme). Our principal executive offices are located at 600 County Road D West, Suite 8, New Brighton, MN 55112, United States of America, and our telephone number is +1 (651) 683-2807. We also maintain a website at www.calyxt.com. The information contained in, or that can be accessed through, our website is not part of this report.

Available Information

Our website, located at www.calyxt.com provides additional information about us. On our website, you can obtain, free of charge, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Current Report on Form 8-K. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

ITEM 1A.	RISK FACTORS.

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of investment.

We are an early-stage gene-editing company with a limited operating history that to date has been focused primarily on research and development, conducting field trials and building our management team. Investment in agricultural biotechnology product development is a highly speculative endeavor. It entails substantial upfront research and development investment and there is significant risk that we will not be able to edit the genes in a particular plant to express a desired trait, or, once edited, we will not be able to replicate that trait across entire crops in order to commercialize the product candidate. Moreover, the regulatory pathway for some of our product candidates can be uncertain and could add significant additional cost and time to development. We have not yet generated any revenue from sales of these products.

Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, such as the agricultural biotechnology industry, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of the products created using our gene-editing platform, managing a complex regulatory landscape and developing new product candidates. We may also face challenges in scaling our supply chain in a cost-effective manner, as we will rely on contracting with seed production companies, farmers, crushers, refiners, logistics and transportation providers and/or millers, in order to get our various products to market. Our current operating model may require changes in order for us to scale our operations efficiently. We may not be able to fully implement or execute on our business strategy or realize, in whole or in part within our expected time frames, the anticipated benefits of our growth strategies. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company focused on developing products in the field of agricultural biotechnology.

We have incurred significant losses since our inception, have no commercial products and anticipate that we will continue to incur significant losses for the foreseeable future.

Our net loss for the years ended December 31, 2017, 2016 and 2015 was $26.0 million, $12.1 million and $5.9 million, respectively. As of December 31, 2017, we had an accumulated deficit of $54.5 million. The amount of our future net losses will depend, in part, on the pace and amount of our future expenditures and our ability to obtain funding through equity or debt financings, agreements with commercial partners, and on additional grants or tax credits. We currently have no commercial products and do not expect to have sales until the end of the 2018 at the earliest for our high oleic soybean product candidate, and we do not expect potential commercial launch of our high fiber wheat product candidate until the early 2020’s. Even then, our sales will be limited to a single product. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that such expenses will increase substantially if and as we:

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

The net losses we incur may fluctuate significantly from year-to-year and quarter-to-quarter, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular period or periods, our operating results could be below the expectations of securities analysts or investors, which could cause the price of our common stock to decline.

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our product candidates.

We have never commercialized a product candidate. Our products are still in development, and there is no established market for them. Completion of product development could be protracted, and, although we expect to commercialize our first plant product candidate by the end of 2018, there can be no assurance that we will be able to successfully commercialize this product candidate. Any products may not be ready for commercial launch for several years, if ever. If we are not able to commercialize our existing or future product candidates on a significant scale, then we may not be successful in building a sustainable or profitable business. Moreover, we expect to price our products based on our assessment of the value that we believe they will provide to food manufacturers or farmers, rather than on the cost of production. If food manufacturers or farmers attribute a lower value to our products than we do, they may not be willing to pay the premium prices that we expect to charge. Pricing levels may also be negatively affected if our products are unsuccessful in producing the yields or traits we expect. Food manufacturers or farmers may also be cautious in their adoption of new products and technologies, with conservative initial purchases and proof of product required prior to widespread deployment. It may take several growing seasons for food manufacturers or farmers to adopt our products on a large scale.

To achieve commercial success of our product candidates, we will have to develop our own sales, marketing and supply capabilities by outsourcing these activities to third parties. Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of food manufacturers or farmers to purchase and use our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing and maintaining a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build or maintain an effective sales and marketing organization in North America or other key global markets. If we are unable to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

We will rely on contractual counterparties and they may fail to perform adequately.

Our commercial strategy depends on our ability to contract with counterparties that provide, and in the future may provide, a variety of seed production companies, farmers, crushers, refiners, millers, transportation and logistics companies and lab equipment service providers. We plan to rely on these third parties to provide services along our supply chain and in our research and development functions. The failure of these counterparties to fulfill the terms of our agreements could cause disruptions in our supply chains, research efforts, commercialization efforts, and otherwise inhibit our ability to bring our products to market at the times and in the quantities as planned. For example, if our crushers and refiners fail to process our crops at the times and at the quantities as agreed, we may be unable to meet the demands of food manufacturers who we have contracted with to purchase our products, leading to lower sales and potential reputational damage and contractual liabilities. While we may have certain indemnification rights in our contracts with such counterparties, there is no assurance that such indemnification rights will be sufficient to cover any damage to us that would result from a failure of such a counterparty in their contractual arrangements with us.

We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.

The market for agricultural biotechnology products is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Competition for improving plant genetics comes from conventional and advanced plant breeding techniques, as well as from the development of advanced biotechnology traits. Other potentially competitive sources of improvement in crop yields include improvements in crop protection chemicals, fertilizer formulations, farm mechanization, other biotechnology, and information management. Programs to improve genetics and crop protection chemicals are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with broader set of companies. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology, seed and chemical industries may result in even more resources being concentrated among a smaller number of our competitors. Additionally, competition for providing more nutritious ingredients for food companies come from chemical-based ingredients, additives and substitutes, which are developed by various companies. The majority of these competitors have substantially greater financial, technical, marketing, sales, distribution and other resources than we do, such as larger research and development staff, more experienced marketing and manufacturing organizations and more well-established sales forces. As a result, we may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. We expect to continue to face significant competition in the markets in which we intend to commercialize our products.

Many of our competitors engage in ongoing research and development, and technological developments by our competitors could render our products less competitive, resulting in reduced sales compared to our expectations. Our ability to compete effectively and to achieve commercial success depends, in part, on our ability to: control manufacturing and marketing costs; effectively price and market our products; successfully develop an effective marketing program and an efficient supply chain; develop new products with properties attractive to food manufacturers or farmers; and commercialize our products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect our business, results of operations and financial condition.

From time to time, certain seed and chemical companies that are potential competitors of ours may seek new traits or trait development technologies and may seek to license our technology. We have, in the past, entered into such licensing arrangements and may continue to enter into such arrangements in the future. Some of these companies may have significantly greater financial resources and may even compete with our business. In determining whether to license traits and/or trait development technologies to a potential competitor, we evaluate the potential financial benefits to us in addition to the focus of such companies’ trait pipelines and the likelihood that their product candidate programs could compete with our own product candidate pipeline. Although we do not believe that any of our existing licenses poses a competitive threat to our business model or existing product candidate pipeline, in such circumstances, competitors could use our technologies to develop their own products that would compete with our product candidates.

We also anticipate increased competition in the future as new companies enter the market and new technologies become available, particularly in the area of gene editing. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenue from the commercialization of our products. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors.

The successful commercialization of our products may face challenges from public perceptions of genetically engineered products and ethical, legal, environmental, health and social concerns.

The successful commercialization of our product candidates depends, in part, on public acceptance of genetically engineered agricultural products. Any increase in negative perceptions of gene editing or more restrictive government regulations in response thereto, would have a negative effect on our business and may delay or impair the development and commercialization of our products.

The commercial success of our products may be adversely affected by claims that biotechnology plant products are unsafe for consumption or use, pose risks of damage to the environment, or create legal, social and ethical dilemmas.

If we are not able to overcome these concerns, our products may not achieve market acceptance. Any of the risks discussed below could result in expenses, delays or other impediments to our development programs or the market acceptance and commercialization of our products:

•	public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and biotechnology plant products, which could influence public acceptance of our technologies and products;

•	public attitudes regarding, and potential changes to laws governing, ownership of genetic material, which could weaken our intellectual property rights with respect to our genetic material and discourage R&D partners from supporting, developing or commercializing our products and technologies; and

•	failure to maintain or secure consumer confidence in, or to maintain or receive governmental approvals for, our products.

Any future labeling requirements could heighten these concerns and make consumers less likely to purchase food products containing gene-edited ingredients.

The regulatory environment in the United States for genetically engineered products is uncertain and evolving. Changes in the current application of these laws and regulations would have a significant adverse impact on our ability to develop and commercialize our products.

Changes in applicable regulatory requirements could result in a substantial increase in the time and costs associated with developing our products and negatively impact our operating results. In the United States, the United States Department of Agriculture, or USDA, regulates, among other things, the introduction (including the importation, interstate movement, or release into the environment such as field testing) of organisms and products altered or produced through genetic engineering that are plant pests or that there is reason to believe are plant pests. Such organisms and products are considered “regulated articles.” However, a petitioner may submit a request for a determination by the USDA of “nonregulated status” for a particular article. A petition for determination of nonregulated status must include detailed information, including relevant experimental data and publications, and a description of the genotypic differences between the regulated article and the nonmodified recipient organism, among other things. We previously submitted a request for a determination of “nonregulated status” to the USDA for our potato product candidates, our high oleic and low linolenic soybean product candidates, our improved quality alfalfa product candidate and our powdery mildew resistant wheat product candidate. The USDA confirmed in writing that each of these product candidates is not deemed to be a “regulated article” under the Plant Protection Act because it does not contain genetic material from plant pests. In the event any of our product candidates are found to contain inserted genetic material or otherwise differ from the descriptions we have provided to the USDA, the USDA could determine that such product candidates are regulated articles, which would require us to comply with the permit and notification requirements of the Plant Protection Act. While we believe that the USDA’s reasoning will continue to extend to our other product candidates, we have not obtained a determination from the USDA that any of our other product candidates are not “regulated articles” under these regulations. USDA’s regulations also require that companies obtain a permit or file a notification before engaging in the introduction (including the importation, interstate movement, or release into the environment such as field testing) of “regulated articles.” We cannot predict whether advocacy groups will challenge existing regulations and USDA determinations or whether the USDA will alter the manner in which it interprets its own regulations or institutes new regulations, or otherwise modifies regulations in a way that will subject our products to more burdensome standards, thereby substantially increasing the time and costs associated with developing our product candidates. Moreover, we cannot assure you that the USDA will apply this same analysis to any of our other product candidates in development. Complying with USDA’s plant pest regulations, including permitting requirements, is a costly, time-consuming process and could substantially delay or prevent the commercialization of our products.

Our products may also be subject to extensive FDA food product regulations. Under sections 201(s) and 409 of the Federal Food, Drug, and Cosmetic Act, or FDCA, any substance that is reasonably expected to become a component of food added to food is a food additive, and is therefore subject to FDA premarket review and approval, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use (generally recognized as safe, or GRAS), or unless the use of the substance is otherwise excluded from the definition of a food additive, and any food that contains an unsafe food additive is considered adulterated under section 402(a)(2)(C) of the FDCA. The FDA may classify some or all of our product candidates as containing a food additive that is not GRAS or otherwise determine that our products contain significant compositional differences from existing plant products that require further review. Such classification would cause these product candidates to require pre-market approval, which could delay the commercialization of these products. In addition, the FDA is currently evaluating its approach to the regulation of gene-edited plants. For example, on January 18, 2017, the FDA announced a Request for Comments, or RFC, seeking public input to help inform its regulatory approach to human and animal foods derived from plants produced using gene editing. Among other things, the RFC asks for data and information in response to questions about the safety of foods from gene-edited plants, such as whether categories of gene-edited plants present food safety risks different from other plants produced through traditional plant breeding. If the FDA enacts new regulations or policies with respect to gene-edited plants, such policies could result in additional compliance costs and/or delay the commercialization of our product candidates, which could negatively affect our profitability. Any delay in the regulatory consultation process, or a determination that our products do not meet regulatory requirements, by the FDA could cause a delay in the commercialization of our products, which may lead to reduced acceptance by food manufacturers, farmers or the public and an increase in competitor products that may directly compete with ours.

The regulatory environment outside the United States varies greatly from region to region and is less developed than in the United States.

The regulatory environment around gene editing in plants for food ingredients is greatly uncertain outside of the United States and varies greatly from jurisdiction to jurisdiction. Each jurisdiction may have its own regulatory framework regarding genetically modified foods, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods, and which may encapsulate our products. The two leading jurisdictions, the United States and the European Union, or the EU, do, and may continue to in the future, have distinctly different regulatory regimes with different rules and requirements. We cannot predict how the global regulatory landscape regarding gene editing in plants for food ingredients will evolve and may incur increased regulatory costs as regulations in the jurisdictions in which we operate change.

In the EU, genetically modified foods can only be allowed on the market once they have been authorized subject to rigorous safety assessments. The procedures for evaluation and authorization of genetically modified foods are governed by Regulation (EC) 1829/2003 on genetically modified food and feed and Directive 2001/18/EC on the release of genetically modified organisms, or GMOs, into the environment. If the GMO is not to be used in food or feed, then an application must be made under Directive 2001/18/EC. If the GMO is to be used in food or feed (but it is not grown in the EU) then a single application for both food and feed purposes under Regulation 1829/2003 should be made. If the GMO is used in feed or food and it is also grown in the EU, an application for both cultivation and food/feed purposes needs to be carried out under Regulation (EC) 1829/2003. A different EU regulation, Regulation (EC) 1830/2003, regulates the labeling of products that contain GMOs that are placed on the EU market. There are currently legislative proposals in the EU that would allow EU Member States to restrict or prohibit growing GMOs in their territory, on a range of environmental grounds, even if such crops were previously authorized at EU level. Should these proposals become law, growing GMOs may become more difficult in individual EU Member States.

We cannot predict whether or when any jurisdiction will change its regulations with respect to our products. Advocacy groups have engaged in publicity campaigns and filed lawsuits in various countries against companies and regulatory authorities, seeking to halt regulatory approval activities or influence public opinion against genetically engineered and/or gene-edited products. In addition, governmental reaction to negative publicity concerning our products could result in greater regulation of genetic research and derivative products or regulatory costs that render our products cost prohibitive.

The scale of the commodity food industry may make it difficult to monitor and control the distribution of our products. As a result, our products may be sold inadvertently within jurisdictions where they are not approved for distribution. Such sales may lead to regulatory challenges or lawsuits against us, which could result in significant expenses and management attention.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies and approvals of technologies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products can influence the planting of certain crops, the location and size of crop production, and the volume and types of imports and exports. Future government policies in the United States or in other countries may discourage food manufacturers or farmers from using our products or encourage the use of products more advantageous to our competitors, which would put us at a commercial disadvantage and could negatively impact our future revenues and results of operations.

The overall agricultural industry is susceptible to commodity price changes and we, along with our food manufacturing customers and farmer customers, are exposed to market risks from changes in commodity prices.

Changes in the prices of certain commodity products could result in higher overall cost along the agricultural supply chain, which may negatively affect our ability to commercialize our products. We will be susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause our operating results to deteriorate. We do not engage in hedging or speculative financial transactions nor do we hold or issue financial instruments for trading purposes.

Our product development efforts use complex integrated technology platforms and require substantial time and resources; these efforts may not be successful, or the rate of product improvement may be slower than expected.

Development of successful agricultural products using complex technology platforms such as gene-editing technologies requires significant levels of investment in research and development, including laboratory, greenhouse and field testing, to demonstrate their effectiveness and can take several years or more. For the three years ended December 31, 2017, 2016 and 2015, we incurred $11.6 million, $5.6 million and $2.8 million, respectively, on research and development expenses. We intend to continue to invest in research and development, including additional and expanded field testing, to validate our product candidates in real world conditions. Our investment in research and development may not result in significant product revenue over the next several years, if ever. Moreover, the successful application of gene-editing technologies can be unpredictable, and may prove to be unsuccessful when attempting to achieve desired traits in different crops and plants. For example, our gene-editing techniques may prove to be unsuccessful very early on during the discovery phase of new crop development based on technology limitations. Alternatively, even though we successfully implemented gene edits during the discovery phase, that trait may not ultimately appear in crops during field testing or crops may also exhibit other undesirable traits that adversely affect their commercial value.

Development of new or improved agricultural products involves risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:

•	our products will fail to perform as expected in the field;

•	our products will not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;

•	our products may have adverse effects on consumers;

•	consumer preferences, which are unpredictable and can vary greatly, may change quickly, making our products no longer desirable;

•	our competitors develop new products that taste better or have other more appealing characteristics than our products;

•	our products will be viewed as too expensive by food companies or farmers as compared to competitive products;

•	our products will be difficult to produce on a large scale or will not be economical to grow;

•	intellectual property and other proprietary rights of third parties will prevent us, our R&D partners, or our licensees from marketing and selling our products;

•	we may be unable to patent or otherwise obtain intellectual property protection for our discoveries in the necessary jurisdictions;

•	we or the food manufacturers that we sell our ingredients to may be unable to fully develop or commercialize products containing our products in a timely manner or at all; and

•	third parties may develop superior or equivalent products.

Lastly, the field of gene editing, particularly in the area of plants, is still in its infancy, and no products using this technology have reached the market. Negative developments in the field of gene editing, including with respect to adverse side effects, could harm the reputation of the industry and negatively impact our business.

We rely on certain gene-editing technologies that may become obsolete in the future.

We currently rely on our proprietary TALEN technology in the development of our product candidates. There are several other gene-editing technologies currently available, including CRISPR/Cas9, meganucleases and zinc finger nucleases. If our competitors are able to refine existing gene-editing technologies—or develop new ones—that allow them to develop products faster, with lower research costs or with more desirable traits than we can, we may face a decline in the demand for our products. Our technologies may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our products.

We may need to raise additional funding, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

The process of developing and commercializing product candidates is lengthy, risky and expensive. We expect our research and development expenses to increase substantially as we continue to develop our existing product candidates and identify new product candidates for development. We are beginning to prepare for the commercialization of our first product candidate, high-oleic soybean oil, which we expect to occur by the end of 2018. As a result, our selling, general and administrative expense will also increase significantly.

As of December 31, 2017, we had cash and cash equivalents of approximately $56.7 million. We believe our cash and cash equivalents will be sufficient to fund our operations through at least mid-2019. However, in order to complete the development process, obtain regulatory approval for, if necessary, and commercialize our products, we may require additional funding. Also, our operating plan, including our product development plans, may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other strategic alliances and licensing arrangements, or a combination of these approaches. To commercialize our products, we will require significant working capital to operate our business and maintain our supply chain. To the extent that we raise additional capital through the sale of additional equity or convertible securities, current ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. To the extent we raise additional funds through arrangements with R&D partners or otherwise, we may be required to relinquish some of our technologies, product candidates or revenue streams, license our technologies or product candidates on unfavorable terms, or otherwise agree to terms unfavorable to us. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

We rely on third parties to conduct, monitor, support, and oversee field trials and other research services for product candidates in development, and any performance issues by third parties, or our inability to engage third parties on acceptable terms, may impact our ability to successfully commercialize such product candidates.

Prior to commercializing any product candidate we must conduct large scale field trials to validate the desired product trait. These field trials can take one to two years to complete. We currently conduct field trials, and plan to conduct further field trials, of our product candidates in various geographies. We currently rely on third parties to conduct, monitor, support and oversee these field trials. In some cases, these field trials are conducted outside of the United States, making it difficult for us to monitor the daily activity of the work being conducted by the third parties that we engage. Although we provide our third-party contractors with extensive protocols regarding the establishment, management, harvest, transportation and storage of our product candidates, we have limited control over the execution of field trials. Consequently, the success of these field trials depends upon the ability of these third parties to correctly follow our suggested protocols. However, there is no guarantee that third parties will devote adequate time and resources to our field trials or conduct the field trials in accordance with our protocols, including maintenance of all required field trial information. Any such failures may result in delays in the development of our product candidates or the incurrence of additional costs. Even if our third-party contractors adhere to our suggested protocols, field trials may fail to succeed for a variety of other reasons, including weather, disease or pests, improper timing of planting our seeds, or incorrect fertilizer use. Ultimately, we remain responsible for ensuring that each of our field trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibilities.

Additionally, if we are unable to maintain or enter into agreements with third-party contractors on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to conduct or complete our field trials in the manner we anticipate. If our relationship with any of these third-party contractors is terminated, we may be unable to enter into arrangements with alternative contractors on commercially reasonable terms, or at all. Switching or adding third-party contractors can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when any new third party commences field trial work. As a result, delays may occur, which could materially impact our ability to meet our desired development timelines.

Our crops are new, and if farmers and food processors are unable to work effectively with our crops, our various relationships, our reputation and our results of operations will be harmed.

We plan to provide farmers with information and protocols regarding the establishment, management, harvest, transportation and storage of our crops. These crop management recommendations may include equipment selection, planting and harvest timing, application of crop protection chemicals or herbicides and storage systems and protocols. Our general or specific protocols may not apply in all circumstances, may be improperly implemented, may not be sufficient, or may be incorrect, leading to reduced yields, crop failures or other production problems or losses. If farmers that are producing crops for our food ingredients experience these failures, we may be unable to provide product ingredients to food manufacturers on a timely basis or at all. If we are unable to deliver products in a timely basis or at all, or if farmers that are purchasing our seed in an effort to meet their yields experience these failures, or if our food processors are unable to process our crops effectively and efficiently, we will experience damage to our relationships, reputation and ability to successfully market our products. Further, the use of our seeds may require a change in current planting, rotation or agronomic practices, which may be difficult to implement or may discourage the use of our products by agricultural producers.

There are various reasons why our crops, once available, may fail to succeed, including weather, disease or pests, improper timing of planting our seeds, or incorrect fertilizer use. In addition, cross contamination of our products can happen in any step of the supply chain. Statements by potential customers about negative experiences with our products could harm our reputation, and the decision by these parties not to proceed with large-scale seed purchases could harm our business, revenue and ability to achieve profitability.

The successful commercialization of our products depends on our ability to produce high-quality plants and seeds cost-effectively on a large scale and to accurately forecast demand for our products, and we may be unable to do so.

The production of commercial-scale quantities of seeds requires the multiplication of the plants or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of any product candidates we successfully develop depends on our ability to scale our production processes to produce plants and seeds in sufficient quantity to meet demand. For example, food ingredients such as soybean oil and wheat flour will require optimized production and commercialization of the underlying plant and seed harvests. We cannot assure that our existing or future seed production techniques will enable us to meet our large-scale production goals cost-effectively for the products in our pipeline. Even if we are successful in developing ways to increase yields and enhance quality, we may not be able to do so cost-effectively or on a timely basis, which could adversely affect our ability to achieve profitability. If we are unable to maintain or enhance the quality of our plants and seeds as we increase our production capacity, including through the expected use of third parties, we may experience reductions in food manufacturer or farmer demand, higher costs and increased inventory write-offs.

In addition, because of the length of time it takes to produce commercial quantities of marketable plants and seeds, we will need to make seed production decisions well in advance of product sales. Our ability to accurately forecast demand can be adversely affected by a number of factors outside of our control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product revenue, damage our reputation in the market and adversely affect relationships. Any surplus in the amount of products we have on hand may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory. Additionally, we will take financial risk in our inventory given that we will have to keep the inventory marked to market on our balance sheet. Fluctuations in the spot price our crops in inventory could have negative impacts on our financial statements. Any failure on our part to produce sufficient inventory, or overproduction of a particular product, could harm our business, results of operations and financial condition. In addition, food manufacturers or farmers may cancel orders or request a decrease in quantity at any time prior to delivery of the plants or seeds, which may lead to a surplus of our products.

In addition, while we estimate that the potential size of our target markets for our products is significant, that estimate has not been independently verified and is based on certain assumptions that may not prove to be accurate. As a result, these estimates could differ materially from actual market sizes, which could result in decreased demand for our products and therefore adversely impact our future business prospects, results of operation and financial condition.

The commercial success of our consumer-centric products is reliant on the needs of food manufacturers and the recognition of shifting consumer preferences.

The commercial success of our consumer-centric products will depend in part on the success of the food manufacturer’s products that our products are included in. We will not control the marketing, distribution, labeling or any other aspects of the sale and commercialization of the food manufacturers’ food products in which our products are an ingredient. Consumer preferences may be a significant driver in the success of our food manufacturer customers in their efforts to sell foods products including our products. While current trends indicate that consumer preferences may be moving towards “healthier” options, we cannot predict whether such trends will continue or which types of food products will be demanded by consumers in the future. Additionally, as health and nutritional science continues to progress, consumer perception of what foods, nutrients and ingredients are considered “healthy” may shift. We and our food manufacturer customers may not be dynamic enough in responding to consumer trends and creating products that will be demanded by consumers in the future. Failure by our food manufacturer customers to successfully recognize consumer trends and commercialize and sell their products which contain our ingredients could lower demand for our products and harm our business, results of operations and financial condition.

Farmers may not recognize the value in our farmer-centric products.

The commercial success of our farmer-centric products will rely on convincing farmers of the benefits to yield and natural resource usage. Farmers may not recognize the value of our farmer-centric products and may opt to use other seed products in the market with different varieties. The margins in the farmer-centric seed industry have historically been very narrow, so we may not be able to produce farmer-centric seed products at costs that would be competitive for our farmer customers, which may lead to a reduction in demand for our products.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

The ability to grow our products is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict, the effects of which may be influenced and intensified by ongoing global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. This risk is particularly acute with respect to regions or countries in which we plan to source a significant percentage of our products. In extreme cases, entire harvests may be lost in some geographic areas. Such adverse conditions can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, financial position and results of operations.

The ability to grow our products is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, climatic conditions and the risks associated with ongoing global climate change. The costs to control disease and other infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective. These infestations can also increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, financial position and results of operations.

We expect our business will be highly seasonal and subject to weather conditions and other factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

The sale of plant products is dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. As we have not yet made any sales of our products, we have not yet experienced the full nature or extent to which this business may be seasonal. Furthermore, significant fluctuations in market prices for agricultural inputs and crops could also have an adverse effect on the value of our products. Weather conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought or fire, also affect decisions by food manufacturers or farmers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds, as well as adversely impact the agricultural industry as a whole in various regions. Disruptions that cause delays by food manufacturers or farmers in harvesting or planting can result in the movement of orders to a future quarter. Disruptions that cause delays by our farmers in harvesting could create us to be delayed, or to fail entirely in delivering food ingredients to food manufacturers. Any of those delays or failures would negatively affect the quarter in which they occur and cause fluctuations in our operating results.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources. As a result, we may forego or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates may not yield any commercially viable products.

If we are sued for defective products and if such lawsuits were determined adversely, we could be subject to substantial damages, for which insurance coverage is not available.

We may be held liable if any product we develop, or any product that uses or incorporates, any of our technologies, causes injury or is found otherwise unsuitable during marketing, sale or consumption. For example, the detection of unintended trait in a commercial seed variety or the crops and products produced may result in physical injury to consumers resulting in potential liability for us as the seed producer or technology provider. If this were to occur, we could be subject to claims by multiple parties based not only on the cost of our plant products but also on their lost profits and business opportunities, including but not limited to trade disruption. Courts could levy substantial damages against us in connection with claims for injuries allegedly caused by use of our products. We do not currently have insurance coverage for such claims. In addition, the detection of unintended traits in our seeds could result in governmental actions such as mandated crop destruction, product recalls or environmental cleanup or monitoring. Concerns about seed quality could also lead to additional regulations being imposed on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or the integrity of the food supply chain from the farm to the finished product.

Our business activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters or acts of vandalism.

Our current headquarters and certain research and development operations are located in New Brighton, Minnesota and our new headquarters and research facilities are located in Roseville, Minnesota. The greenhouse for the new headquarters is operational and the remainder of the new facility which includes an office, labs and demonstration kitchen are expected to be operational in the first half of 2018. Our seed production takes place primarily in the United States and Argentina. Warehousing for seed storage, which is conducted by a third-party contractor, is located primarily in Minnesota and Wisconsin. We may use a limited number of processing partners which may be located in concentrated areas. We take precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of critical research results and computer data. However, a natural disaster, such as a hurricane, drought, fire, flood, tornado, earthquake, or acts of vandalism, could cause substantial delays in our operations, damage or destroy our equipment, inventory or development projects, and cause us to incur additional expenses.

Recent U.S. tax legislation could adversely affect our business and financial condition

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income (as further discussed below), the allowance of immediate expensing of capital expenditures, the modification or repeal of certain business deductions and credits, deemed repatriation of foreign earnings and significant changes to the taxation of foreign earnings going forward, and new rules designed to prevent erosion of the U.S. income tax base (such as a new minimum tax, called the Base Erosion and Anti-abuse Tax, applicable to certain U.S. corporations that make certain payments to related foreign persons). We expect the TCJA to have significant effects on us, some of which may be adverse. The extent of the impact remains uncertain at this time and is subject to other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service, or IRS. The TCJA contains numerous, complex provisions impacting U.S. companies, and we continue to review and assess the legislative language and its potential impact on us. We urge our stockholders to consult with their tax advisors with respect to the TCJA and the potential tax consequences of investing in our common stock.

In addition, our supply chain depends on farmers growing and delivering grain to us under contract. Generally, the TCJA allows farmers to claim a 20% deduction on payments received on sales made through certain cooperatives. Sales to independent companies like us are not eligible for this deduction. This deduction disadvantages companies such as Calyxt, which originate grain from farmers. It has been suggested that disadvantaging independent companies was an unintended outcome of the TCJA and that lawmakers are looking for solutions that level the playing field between cooperatives and independent companies. It is unknown whether lawmakers will be successful in amending the TCJA or whether we will benefit under any amendment. The impact of this provision on us is unknown at this time.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had approximately $41.6 million of net operating losses, or NOLs, for federal and state income tax purposes, which may be available to offset income tax liabilities in the future. In addition, we may generate additional NOLs in future years. Under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For this purpose, an ownership change generally means a more than 50 percentage point change in the ownership of a corporation by one or more stockholders or specified groups of stockholders, each of which owns 5% or more of the corporation (determined after the application of certain attribution and grouping rules) over a three-year period. Although we do not believe that any of our NOLs are currently subject to limitation under Section 382 of the Code, future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code, which could limit our ability to use our existing or future NOLs to offset future taxable income. In addition, for an NOL that was generated in the 2017 taxable year or in an earlier taxable year, we are permitted to carry forward the NOL from the taxable year in which it arose only to the succeeding twenty taxable years, and, if we do not generate sufficient taxable income to utilize the NOL carryforward within this period, it may expire unused.

The TCJA contains significant changes to the rules regarding NOLs. These changes include limiting the deduction of NOLs to 80% of current year taxable income, prohibiting the carryback of NOLs, and allowing NOLs to be carried forward indefinitely. These changes apply to NOLs arising in taxable years beginning after December 31, 2017, and therefore our ability to use such NOLs to offset any future taxable income may be significantly limited. In addition, the reduction in the federal corporate tax rate under the TCJA potentially diminishes the value of our NOLs to us. Historically, we have established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, we do not expect changes to the rules regarding NOLs under the TCJA to have a material impact on our financial statements for the year ending December 31, 2017, as all net deferred tax assets are fully reserved.

Risks Related to Intellectual Property

We license a significant portion of our intellectual property from Cellectis, our controlling stockholder, and principally rely upon it to prosecute and defend such intellectual property.

Our business relies heavily on the intellectual property we license from Cellectis. Our license from Cellectis is exclusive in the field of researching, developing and commercializing agricultural and food products, including traits, seeds, and feed and food ingredients (excluding any application in connection with animals and animal cells), except that such license is non-exclusive in such field for any activities relating to researching, developing or commercializing certain modified or mutated I-CreI homing endonucleases. In addition, Cellectis has previously granted other third parties non-exclusive rights to use the same intellectual property for research purposes and therefore our exclusive license is subject to such previously granted rights. Pursuant to our license agreement with Cellectis, we are required to pay Cellectis certain royalties and other consideration based upon our commercialization and exploitation of the licensed intellectual property. If we do not comply with our obligations under the license agreement, including the foregoing payment obligations, we may be subject to damages, which may be significant, and in some cases Cellectis may have the right to terminate the license agreement. Any termination of our license agreement with Cellectis would have a material adverse effect on our business and results of operations.

Under our license agreement with Cellectis, and as between the parties, Cellectis has the first right to control the prosecution, maintenance, defense and enforcement of the licensed intellectual property and we have the right to step in and assume such control with respect to the patents owned by Cellectis and exclusively licensed to us under the agreement if Cellectis elects to not prosecute, maintain, defend or enforce such patents. In addition, in certain circumstances, if Cellectis elects to abandon any patents owned by Cellectis and exclusively licensed to us under the agreement, we have the right to assume ownership of such patents. However, there can be no assurance that Cellectis will prosecute, maintain, defend and enforce such intellectual property, either in the best interests of our business or at all. Moreover, any enforcement of the licensed intellectual property could subject it to challenge by third parties and if any such challenge is successful, such intellectual property could be narrowed in scope or held to be invalid or unenforceable, which would materially impair any competitive advantage afforded to us by such intellectual property.

In addition, some of the intellectual property that is licensed to us by Cellectis consists of a sublicense of intellectual property originally licensed to Cellectis by the Regents of the University of Minnesota, which we refer to as the University of Minnesota, to exploit such intellectual property in our exclusive agricultural field of use. Therefore, as to such sublicensed intellectual property, our license from Cellectis is subject to the terms and conditions of the license agreement between the University of Minnesota and Cellectis, and to the extent our activities under such sublicense violate any terms and conditions of the license agreement between Cellectis and the University of Minnesota, we will be responsible for any damages that Cellectis may incur. In addition, under the license agreement between Cellectis and the University of Minnesota, the University of Minnesota has the first right to control the prosecution and maintenance of the licensed intellectual property. There can be no assurance that the University of Minnesota will prosecute and maintain such intellectual property in the best interests of our business or at all, and, if the University of Minnesota fails to properly prosecute and maintain such intellectual property, we could lose our rights to such intellectual property, which would materially impair any competitive advantage afforded to us by such intellectual property. For more information regarding our license agreement with Cellectis or the license agreement between Cellectis and the University of Minnesota, please see “Business—Intellectual Property.”

Our ability to compete may decline if we do not, or Cellectis does not, adequately protect our proprietary rights.

Our commercial success depends, in part, on obtaining and maintaining proprietary rights to our and our licensors’ intellectual property estate, including with respect to our product candidates, as well as successfully defending these rights against third-party challenges. Cellectis will only be able to protect our product candidates from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our product candidates is uncertain due to a number of factors, including:

•	we or our licensors may not have been the first to invent the technology covered by our or their pending patent applications or issued patents;

•	we cannot be certain that we or our licensors were the first to file patent applications covering our product candidates, including their compositions or methods of use, as patent applications in the United States and most other countries are confidential for a period of time after filing;

•	others may independently develop identical, similar or alternative products or compositions or methods of use thereof;

•	the disclosures in our or our licensors’ patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our or our licensors’ pending patent applications may not result in issued patents;

•	we or our licensors may not seek or obtain patent protection in countries or jurisdictions that may eventually provide us a significant business opportunity;

•	any patents issued to us or our licensors may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties, which may result in our or our licensors’ patent claims being narrowed, invalidated or held unenforceable;

•	our compositions and methods may not be patentable;

•	others may design around our or our licensors’ patent claims to produce competitive products that fall outside of the scope of our or our licensors’ patents; and

•	others may identify prior art or other bases upon which to challenge and ultimately invalidate our or our licensors’ patents or otherwise render them unenforceable.

Even if we own, obtain or in-license patents covering our product candidates or compositions, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights or other intellectual property rights of others. Others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop and commercialize our product candidates. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates or compositions may infringe. These patent applications may have priority over patent applications filed by us or our licensors.

Obtaining and maintaining a patent portfolio entails significant expense of resources. Part of such expense includes periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications due over the course of several stages of prosecuting patent applications, and over the lifetime of maintaining and enforcing issued patents. We or our licensors may or may not choose to pursue or maintain protection for particular intellectual property in our or our licensors’ portfolio. If we or our licensors choose to forgo patent protection or to allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer. In some cases, the prosecution and maintenance of our licensed patents is controlled by the applicable licensor. If such licensor fails to properly prosecute and maintain such patents, we could lose our rights to them which could materially impair any competitive advantage afforded by such patents. Furthermore, we and our licensors employ reputable law firms and other professionals to help comply with the various procedural, documentary, fee payment and other similar provisions we and they are subject to and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which failure to make certain payments or noncompliance with certain requirements in the patent prosecution and maintenance process can result in abandonment or lapse of a patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Legal action that may be required to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our or our licensors’ patents or a finding that they are unenforceable. We or our licensors may or may not choose to pursue litigation or other actions against those that have infringed on our or their patents, or have used them without authorization, due to the associated expense and time commitment of monitoring these activities. In some cases, the enforcement and defense of patents we in-license is controlled by the applicable licensor. If such licensor fails to actively enforce and defend such patents, any competitive advantage afforded by such patents could be materially impaired. In addition, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we or our licensors can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

In addition to patent protection, because we operate in the highly technical field of biosciences, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached or held unenforceable and may not effectively assign intellectual property rights to us.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not provide adequate protection for our proprietary information. For example, our security measures may not prevent an employee or consultant with authorized access from misappropriating our trade secrets and providing them to a competitor, and the recourse we have available against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, our proprietary information may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, including our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed and our business could be materially and adversely affected.

Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our competitive position.

The patent positions of biotechnology companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biological compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the United States Patent and Trademark Office, or USPTO, and foreign patent offices are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated, narrowed or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings, post-grant review, inter partes review, or other administrative proceedings in the USPTO. Foreign patents as well may be subject to opposition or comparable proceedings in corresponding foreign patent offices. Challenges to our or our licensors’ patents and patent applications, if successful, may result in the denial of our or our licensors’ patent applications or the loss or reduction in their scope. In addition, such interference, reexamination, post-grant review, inter partes review, opposition proceedings and other administrative proceedings may be costly and involve the diversion of significant management time. Accordingly, rights under any of our or our licensors’ patents may not provide us with sufficient protection against competitive products or processes and any loss, denial or reduction in scope of any of such patents and patent applications may have a material adverse effect on our business.

Furthermore, even if not challenged, our or our licensors’ patents and patent applications may not adequately protect our product candidates or technology or prevent others from designing their products or technology to avoid being covered by our or our licensors’ patent claims. If the breadth or strength of protection provided by the patents we own or license with respect to our product candidates is threatened, it could dissuade companies from partnering with us to develop, and could threaten our ability to successfully commercialize, our product candidates. Furthermore, for U.S. patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO in order to determine who was the first to invent any of the subject matter covered by such patent claims.

In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any notice or compensation to us, or may limit the scope of patent protection that we or our licensors are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights.

If we or our licensors fail to obtain and maintain patent protection and trade secret protection of our product candidates and technology, we could lose our competitive advantage and competition we face would increase, reducing any potential revenues and have a material adverse effect on our business.

The lives of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Our or our licensors’ issued patents will expire on dates ranging from 2020 to 2033, subject to any patent extensions that may be available for such patents. If patents are issued on our or our licensors’ pending patent applications, the resulting patents are projected to expire on dates ranging from 2023 to 2037. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we or our licensors do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

Developments in patent law could have a negative impact on our business.

From time to time, the United States Supreme Court, or the Supreme Court, other federal courts, the United States Congress, the USPTO and similar foreign authorities may change the standards of patentability and any such changes could have a negative impact on our business.

The Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. As a result of these changes, the patent law in the United States may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will have on the cost of prosecuting our or our licensors’ patent applications and the ability for us and our licensors to obtain patents and enforce or defend any patents that may issue from such patent applications, all of which could have a material adverse effect on our business.

In addition, recent Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the Supreme Court, the United States Congress, the federal courts, the USPTO and similar foreign authorities, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on our product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we or our licensors do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we or our licensors have patent protection, but where the ability to enforce our or our licensors’ patent rights is not as strong as in the United States. These products may compete with our products and our intellectual property rights and such rights may not be effective or sufficient to prevent such competition.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we and our licensors may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnologies, and the requirements for patentability differ, in varying degrees, from country to country, and the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the United States. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Such issues may make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. For example, many foreign countries, including the EU countries, have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Similarly, if our trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to our proprietary information and we may be without satisfactory recourse. Such disclosure could have a material adverse effect on our business. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Furthermore, proceedings to enforce our licensors’ and our patent rights and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, could put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded to us, if any, may not be commercially meaningful, while the damages and other remedies we may be ordered to pay such third parties may be significant. Accordingly, our licensors’ and our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Third parties may assert rights to inventions we develop or otherwise regard as our own.

Third parties may in the future make claims challenging the inventorship or ownership of our or our licensors’ intellectual property. We have written agreements with R&D partners that provide for the ownership of intellectual property arising from our strategic alliances. These agreements provide that we must negotiate certain commercial rights with such partners with respect to joint inventions or inventions made by our partners that arise from the results of the strategic alliance. In some instances, there may not be adequate written provisions to address clearly the allocation of intellectual property rights that may arise from the respective alliance. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party partner’s materials when required, or if disputes otherwise arise with respect to the intellectual property developed through the use of a partner’s samples, we may be limited in our ability to capitalize on the full market potential of these inventions. In addition, we may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective, or are in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and could interfere with our ability to capture the full commercial value of such inventions. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property and associated products and technology, or may lose our rights in that intellectual property. Either outcome could have a material adverse effect on our business.

In addition, the research resulting in certain of our in-licensed patent rights and technology was funded in part by the United States government. As a result, the United States government has certain rights to such patent rights and technology, which include march-in rights. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to the United States industry. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business.

We may not identify relevant third party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We currently employ, and in the future may employ, individuals who were previously employed at universities or other biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Any infringement, misappropriation or other violation by us of intellectual property rights of others may prevent or delay our product development efforts and may prevent or increase the costs of our successfully commercializing our product candidates, if approved.

Our success will depend in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. We cannot assure you that our business operations, products, product candidates and methods and the business operations, products, product candidates and methods of our partners do not or will not infringe, misappropriate or otherwise violate the patents or other intellectual property rights of third parties.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our products, product candidates or the use of our technologies infringe, misappropriate or otherwise violate patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorneys’ fees if we or our partners are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. Such a license may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same intellectual property rights or technologies licensed to us. In addition, if any such claim were successfully asserted against us and we could not obtain a license, we or our partners may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing our products, product candidates or other infringing technology, or those we develop with our R&D partners.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention pursuing these proceedings, which could have a material adverse effect on us. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing our product candidates;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	in the case of trademark claims, redesign, or rename trademarks we may own, to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be unsuccessful in licensing or acquiring intellectual property from third parties that may be required to develop and commercialize our product candidates.

Because our programs may involve additional product candidates that may require the use of intellectual property or proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these intellectual property and proprietary rights. For example, if we determined to use a technology other than TALEN to perform our gene editing, such as CRISPR, we would likely need one or more licenses to use that technology. However, we may be unable to acquire or in-license any third party intellectual property or proprietary rights. Even if we are able to acquire or in-license such rights, we may be unable to do so on commercially reasonable terms. The licensing and acquisition of third party intellectual property and proprietary rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property and proprietary rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and agricultural development and commercialization capabilities.

For example, we sometimes partner with academic institutions to accelerate our research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the strategic alliance. Regardless of such option, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us, and the institution may license such intellectual property rights to third parties, potentially blocking our ability to pursue our development and commercialization plans.

Further, our consulting agreement with Dr. Voytas generally obligates Dr. Voytas to assign to us any intellectual property solely or jointly conceived, developed or reduced to practice by him in the course of the performance of his services to us. However, we do not have any rights, including any assignment or right of first refusal rights, to intellectual property conceived, developed or reduced to practice by Dr. Voytas outside the course of the performance of his services to us, including in connection with his employment at the University of Minnesota.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property and proprietary rights to us. We also may be unable to license or acquire third party intellectual property and proprietary rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully acquire or in-license rights to required third party intellectual property and proprietary rights or maintain the existing intellectual property and proprietary rights we have, we may have to cease development of the relevant program, product or product candidate, which could have a material adverse effect on our business.

Loss of or damage to our germplasm libraries would significantly slow our product development efforts.

We have access to a comprehensive collection of germplasm for our product candidates, in part, through licensing agreements with leading institutions. Germplasm comprises genetic material covering the diversity of a crop, the attributes of which are inherited from generation to generation. Germplasm is a key strategic asset since it forms the basis of plant breeding programs. To the extent that we lose access to the germplasm because of the termination or breach of our licensing agreements or as a result of insufficient quantities of germplasm for testing, breeding and commercial use in relevant geographies, our product development capabilities could be negatively impacted. In addition, loss of or damage to our germplasm would significantly impair our research and development activities. Although we restrict access to our germplasm at our facilities to protect this valuable resource, we cannot guarantee that our efforts to protect our germplasm will be successful. The destruction or theft of a significant portion of our germplasm collection would adversely affect our business and results of operations.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our licensors may have the right to terminate the license, in which event we would not be able to market products or product candidates covered by the license.

In addition, disputes may arise regarding the payment of the royalties or other consideration due to licensors in connection with our exploitation of the rights we license from them. Licensors may contest the basis of payments we retained and claim that we are obligated to make payments under a broader basis. In addition to the costs of any litigation we may face as a result, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors.

In some cases, patent prosecution of our licensed technology is controlled solely by the licensor. If such licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we license from such licensor, we could lose our rights to such intellectual property or the exclusivity of such rights, and our competitors could market competing products using such intellectual property. In addition, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products and product candidates, which could harm our business significantly. In other cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Moreover, we have obligations under these license agreements, and any failure to satisfy those obligations could give our licensor the right to terminate the agreement. Termination of a necessary license agreement could have a material adverse impact on our business.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement (including the intellectual property licensed to us by Cellectis), including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the basis of royalties and other consideration due to our licensors;

•	the extent to which our products, product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed from third parties prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business.

Any partnerships that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We may seek R&D partnerships or joint venture arrangements with third parties for the development or commercialization of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into partnerships or joint venture arrangements. We will face, to the extent that we decide to enter into partnerships or joint venture agreements, significant competition in seeking appropriate partners. Moreover, partnerships or joint venture arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement partnerships, joint ventures, or other alternative arrangements should we so chose to enter into such arrangements. The terms of any partnerships, joint ventures, or other arrangements that we may establish may not be favorable to us.

Any future partnerships or joint ventures that we enter into may not be successful. The success of our R&D partnerships or joint venture arrangements will depend heavily on the efforts and activities of our partners. R&D partnerships and joint ventures are subject to numerous risks, which may include that:

•	partners have significant discretion in determining the efforts and resources that they will apply to R&D partnerships or joint ventures;

•	partners may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	partners may delay trials, provide insufficient funding for a trial program, stop a trial, abandon a product candidate, repeat or conduct new trials or require a new formulation of a product candidate for testing;

•	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

•	a partner with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our partners that would prevent us from collaborating with others;

•	partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a partner that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•	partnerships may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;

•	partners may own or co-own intellectual property covering our products that results from our partnering with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names and trademarks, which we need for name recognition by potential partners or food manufacturers or farmers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Organization, Structure and Operation

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of December 31, 2017, we had 35 employees. We expect to increase our number of employees and the scope and location of our operations. To manage our anticipated development and expansion, including the development and the commercialization of our product candidates, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We depend on key management personnel and attracting and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract and retain other qualified personnel.

Our success depends to a significant degree upon the technical skills and continued service of certain members of our management team: Federico A. Tripodi, our CEO, and Daniel Voytas, Ph.D., our CSO. Dr. Voytas works for us as a consultant pursuant to a consulting agreement under which he is required to work 10 days per month with us. The loss of the services of one or both of these key executive officers could have a material adverse effect on us. We do not maintain “key man” insurance policies on the lives of any of our employees. Our success also will depend upon our ability to attract and retain additional qualified management, regulatory, technical, and sales and marketing executives and personnel. The failure to attract, integrate, motivate, and retain additional skilled and qualified personnel could have a material adverse effect on our business.

We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. In addition, failure to succeed in our product candidates’ development may make it more challenging to recruit and retain qualified personnel. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to fully enforce covenants not to compete with our key management personnel, and therefore we may be unable to prevent our competitors from benefiting from the expertise of such employees.

Our offer letters with key management personnel, which include executive officers, and our consulting agreement with Dr. Voytas, contain non-compete provisions. These provisions prohibit our key management personnel, if they cease working for us, from competing directly with us or working for our competitors for a period of time. Under applicable laws, we may be unable to enforce these provisions. If we cannot enforce the non-compete provisions with our key management personnel, we may be unable to prevent our competitors from benefiting from the expertise of such management personnel. Even if these provisions are enforceable, they may not adequately protect our interests. The defection of one or more of our management personnel to a competitor could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We must maintain effective internal control over financial reporting, and if we are unable to do so, the accuracy and timeliness of our financial reporting may be adversely affected, which could have a material adverse effect on our business, investor confidence and market price.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. As a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our controls over financial reporting at the end of each fiscal year. We anticipate being first required to issue management’s annual report on internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, in respect of our annual report for the fiscal year ended December 31, 2018.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These stringent standards require that our audit and finance committee be advised and regularly updated on management’s assessment of internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting beginning with our annual report following the date on which we are no longer an “emerging growth company.” If we fail to staff our accounting and finance function adequately or maintain internal control over financial reporting adequate to meet the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed.

We may use hazardous chemicals and biological materials in our business and are subject to numerous environmental, health and safety laws and regulations. Compliance with such laws and regulations and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

We are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture and disposal of hazardous materials and wastes, discharge of pollutants into the environment and human health and safety matters. Our research and development processes may involve the controlled use of hazardous materials, including chemicals and biological materials. We cannot eliminate the risk of contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, or may otherwise be required to remediate such contamination, and our liability may exceed any insurance coverage and our total assets. Compliance with environmental, health and safety laws and regulations may be expensive and may impair our research and development efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair our research, development or production efforts.

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of field trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, there have been reported cases in the industry where product candidates have been stolen from the field during field trials. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of field trial data from completed or ongoing or planned field trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We plan to selectively partner, in-license or acquired key enabling technologies and businesses across our value chain that we believe will keep us on the cutting edge of our industry. We may not be able to identify appropriate targets or make acquisitions under satisfactory conditions, in particular, satisfactory price conditions. In addition, we may be unable to obtain the financing for these acquisitions under favorable conditions, and could be led to finance these acquisitions using cash that could be allocated to other purposes in the context of existing operations. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction, which could have a material adverse effect on our business, financial conditions, earnings and prospects.

Risks Related to Our Relationship with Cellectis

Cellectis controls the direction of our business, and the concentrated ownership of our common stock and certain contractual rights Cellectis has will prevent you and other stockholders from influencing significant decisions.

As of December 31, 2017, Cellectis owned approximately 79.7% of our outstanding shares of common stock. Pursuant to our stockholders’ agreement with Cellectis, Cellectis will have certain contractual rights for so long as it beneficially owns at least 50% of the then outstanding shares of our common stock, as described under “Certain Relationships and Related Party Transactions—Relationship with Cellectis—Stockholders Agreement,” including:

•	to approve any modification to our or any future subsidiary’s share capital (e.g., share capital increase or decrease), the creation of any subsidiary, any grant of stock-based compensation, any distributions or public or private offering, merger, spin-off, liquidation, winding up or carve-out transactions;

•	to approve the annual business plan and annual budget and any modification thereof;

•	to approve any external growth transactions exceeding $500,000 and not included in the approved annual business plan and annual budget;

•	to approve any investment and disposition decisions exceeding $500,000 and not included in the approved annual business plan and annual budget (it being understood that this clause excludes the purchase and sale of inventory as a part of the normal course of business);

•	to approve any related-party agreement and any agreement or transaction between the executives or shareholders of Calyxt and Calyxt or any of its subsidiaries;

•	to approve any decision pertaining to the recruitment, dismissal/removal, or increase of the compensation of executives and corporate officers;

•	to approve any material decision relating to a material litigation;

•	to approve any decision relating to the opening of a social or restructuring plan or pre-insolvency proceedings;

•	to approve any buyback by us of our own shares;

•	to approve any new borrowings or debts exceeding $500,000 and early repayment of loans, if any (it being understood that Cellectis will approve the entering into of contracts for revolving loans and other short-term loans and the repayment of such for financing general operating activities, such as revolving loans for inventory or factoring of receivables);

•	to approve grants of any pledges on our securities;

•	to approve the development of any new activities and businesses not described in the annual business plan and annual budget;

•	to approve entry into any material agreement or partnership; and

•	to approve any offshore and relocation activities.

In addition, Cellectis will have the following rights for so long as it beneficially owns at least 15% of the then outstanding shares of our common stock, as described under “Certain Relationships and Related Party Transactions—Relationship with Cellectis—Stockholders Agreement,” including:

•	to nominate the greater of three members of our Board of Directors or a majority of the directors;

•	to designate the Chairman of our Board of Directors and one member to each of the audit committee of the Board of Directors, the compensation committee of the Board of Directors and the nominating and corporation governance committee of the Board of Directors;

•	to approve any amendments to our amended and restated certificate of incorporation or our amended and restated by-laws that would change the name of our company, its jurisdiction of incorporation, the location of its principal executive offices, the purpose or purposes for which our company is incorporated or the Cellectis approval items set forth in the stockholders’ agreement;

•	to approve the payment of any regular or special dividends;

•	to approve the commencement of any voluntary proceeding for the dissolution, winding up or bankruptcy of Calyxt or a material subsidiary;

•	to approve any public or private offering, merger, amalgamation or consolidation of us or the spinoff of a business of ours or any sale, conveyance, transfer or other disposition of our assets; and

•	to approve any appointment to our Board of Directors contrary to the stockholders’ agreement or our certificate of incorporation or our by-laws.

As a result, Cellectis controls the direction of our business, and the concentrated ownership of our common stock and the contractual rights described above will prevent stockholders from influencing significant decisions.

If Cellectis sells a controlling interest in our company to a third party in a private transaction, stockholders may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

Cellectis has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

The ability of Cellectis to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that will be publicly traded hereafter, could prevent stockholders from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to Cellectis on its private sale of our common stock. Additionally, if Cellectis privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Cellectis sells a controlling interest in our company to a third party, Cellectis may terminate the license agreement and other transitional arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

We are a “controlled company” within the meaning of the rules of the NASDAQ and, as a result, rely on exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Cellectis controls a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our corporate governance and compensation committees.

While Cellectis controls a majority of the voting power of our outstanding common stock, we may not have a majority of independent directors or corporate governance and compensation committees consisting entirely of independent directors and we will not be required to have written charters addressing these committees’ purposes and responsibilities or have annual performance evaluations of these committees. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.

Cellectis may compete with us.

Cellectis is not restricted from competing with us in the plant sciences industry business, including as a result of acquiring a company that operates an agricultural biotechnology business. Due to the significant resources of Cellectis, including financial resources, name recognition and know-how resulting from the previous management of our business, Cellectis could have a significant competitive advantage over us should it decide to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.

Certain of our directors may have actual or potential conflicts of interest because of their positions with Cellectis.

Dr. André Choulika, Mr. Alain Godard and Mr. Laurent Arthaud serve on our Board of Directors and also have senior positions as directors or officers of Cellectis. In addition, these directors may own Cellectis ordinary shares and options to purchase Cellectis ordinary shares and other Cellectis equity awards. These individuals’ holdings of Cellectis ordinary shares, options to purchase ordinary shares of Cellectis and other equity awards may be significant for some of these persons compared to these persons’ total assets. Their position at Cellectis and the ownership of any Cellectis equity or equity awards creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Cellectis than the decisions have for us.

Cellectis and its directors and officers have limited liability to us or you for breach of fiduciary duty.

Our Certificate of Incorporation provides that, subject to any contractual provision to the contrary, Cellectis will have no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as we do;

•	doing business with any of our clients or consumers; or

•	employing or otherwise engaging any of our officers or employees.

Under our Certificate of Incorporation, neither Cellectis nor any officer or director of Cellectis, except as provided in our Certificate of Incorporation, is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Cellectis currently performs or supports many of our important corporate functions. We incur significant charges and incremental costs as a stand-alone public company.

Cellectis currently performs or supports many important corporate functions for our company. Our financial statements reflect charges for these services on an allocation basis. Many of these services are governed by our management services agreement with Cellectis. Under the management services agreement we are able to use these Cellectis services for one year terms, which are automatically renewed. However, either party has the right to terminate the agreement at the anniversary of the agreement by giving three months’ prior notice. In addition, either party is able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods and certain change of control, sale and bankruptcy events. We pay

Cellectis mutually agreed-upon fees for these services, which are based on Cellectis’ costs of providing the services. See “Certain Relationships and Related Party Transactions—Relationship with Cellectis—Management Services Agreement.”

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from Cellectis under our management services agreement. Additionally, after the agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Cellectis. We may need to replicate or replace certain functions, systems and infrastructures to which we would no longer have access. We may also need to make investments or hire additional employees to operate without the same access to Cellectis’ operational and administrative infrastructure. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Cellectis, which may not be addressed in our management services agreement.

Risks Related to Ownership of Our Common Stock

The requirements of being a U.S. public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

As a U.S. public company, we incur significant legal, accounting, and other expenses. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NASDAQ listing requirements and other applicable securities rules and regulations. Compliance with these rules and regulations results in significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and places substantial demand on our systems and resources. We expect the burdens of compliance obligations to increase after we cease to be an “emerging growth company.”

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include this attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of complying with Section 404 will significantly increase and management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will further increase our cost and expense. If we fail to implement the requirements of Section 404 in the required timeframe, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NASDAQ. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control systems required of public companies could also restrict our future access to the capital markets. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.

The market price of our common stock has experienced volatility since our initial public offering in July 2017.

Prior to our initial public offering, or IPO, there had been no public market for shares of our common stock. Since our initial public offering in July 2017, the market price of our common stock has experienced, and may continue to experience, volatility in response to various factors. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section of this Annual Report on Form 10-K, are:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	our failure to develop and commercialize our product candidates;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	competition from existing products or new products that may emerge;

•	announcements by us, Cellectis, our R&D partners or our competitors of or related to significant acquisitions, strategic partnerships, joint ventures, strategic alliances, or capital commitments;

•	the imposition of regulatory requirements on any of our product candidates to be sold in North America;

•	the inability to establish additional strategic alliances;

•	unanticipated serious safety concerns related to the use of any of our products once commercialized;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	common stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	additions or departures of key management or scientific personnel;

•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	announcement or expectation of additional equity or debt financing efforts;

•	sales of common stock by us, Cellectis, our insiders or our other stockholders;

•	announcements or actions taken by Cellectis as our principal stockholder; and

•	general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and agricultural biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

We are a majority-owned subsidiary of Cellectis. As a result, our historical financial information does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company and not a subsidiary of Cellectis during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•

our historical financial information reflects expense allocations for certain support functions that are provided on a centralized basis within Cellectis, such as expenses for business technology, facilities, legal, finance, human resources and business development that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a stand-alone company and not a subsidiary of Cellectis; and

•	significant increases in our cost structure as a result of becoming a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act, which expenses may increase at such time as we operate as a stand-alone company and not a subsidiary of Cellectis.

As a result of the separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Future sales of common stock by Cellectis or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.

As of December 31, 2017, Cellectis owned approximately 79.7% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Cellectis is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. We are unable to predict with certainty whether or when Cellectis will sell a substantial number of shares of our common stock. The sale by Cellectis of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades our common stock, demand for our common stock could decrease, which could cause the price of our common stock or trading volume to decline.

We do not intend to pay dividends on our common stock.

We do not intend to pay any dividends to holders of our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on common stock for the foreseeable future, and the success of an investment in our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders have purchased our common stock. Investors seeking cash dividends should not purchase our common stock.

Provisions in our Certificate of Incorporation, By-laws and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our Certificate of Incorporation and By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These include the following provisions that become effective once Cellectis’ no longer holds at least 50% of our outstanding shares of common stock:

•	a Board of Directors that is divided into three classes with staggered terms;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board of Directors to issue preferred stock without stockholder approval; and

•	limitations on the right of stockholders to remove directors.

These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares. See “Description of Capital Stock” for a discussion of these provisions.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease a 17,485 square-foot facility in New Brighton, Minnesota, which commenced operations on October 15, 2012 and expires on May 31, 2018. In March 2016, we acquired a 10-acre parcel in Roseville, Minnesota where we built a 10,900 square-foot greenhouse facility that became operational in July 2016.

In September 2017, we consummated a sale-leaseback transaction including a Lease Agreement, dated September 6, 2017, with a third party with respect to our lease of certain real property and improvements located in Roseville, Minnesota for a term of twenty years, with four options to extend the term of the Lease Agreement for five years each (subject to there being no default (as defined in the Lease Agreement) beyond any cure period and this property being occupied at the time of such extension). Pursuant to the purchase agreement, we received approximately $7 million in connection with the sale of the property. The property will be our new corporate headquarters and lab facilities. We expect the facility to be composed of a nearly 40,000 square-foot office and lab building, with greenhouses and outdoor research plots. We will be deemed the owner for accounting purposes.

Under the Lease Agreement, during the construction period we will initially pay annual base rent of $490 thousand until the earlier of (i) the next day after issuance of a temporary certificate of occupancy or equivalent permit to occupy the property by the City of Roseville and (ii) the next day after the certification of substantial completion executed by the landlord’s architect or contractor confirming that the work to be done on the property has been substantially completed (such date, the “Initial Term Commencement Date”). Occupancy is expected to be on or about May 1, 2018. We expect to incur, based on the expected occupancy date, minimum lease payments of $163 thousand. On the Initial Term Commencement Date, we will pay an annual base rent of 8% of the total project cost (“Annual Base Rent”) with scheduled increases in rent of 7.5% on the sixth, eleventh and sixteenth anniversaries of the Initial Term Commencement Date as well as on the first day of each Renewal Term (as defined in the Lease Agreement). Based on the initial cost of the project we will pay an estimated annual base rent of approximately $1.4 million.

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

In consideration of, and as an inducement to, landlord’s agreement to enter into the Lease Agreement, Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed all of our obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, we agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of our outstanding common stock.

ITEM 3.	LEGAL PROCEEDINGS.

In addition to the litigation described below, we are involved in various legal proceedings which are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

In December 2013, we entered into a Research and Commercial License Agreement (the “License Agreement”) with a subsidiary of Bayer Aktiengesellschaft (“Bayer”), pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with our TALEN technology. We believe that Bayer, which has agreed to acquire Monsanto, Inc. and also to sell a significant portion of its seeds business to BASF SE, has breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. As described elsewhere in this Annual Report, our commercial success depends, in part, on obtaining and maintaining proprietary rights to intellectual property and defending these rights against third-party challenges. Accordingly, we have given notice to Bayer of our termination of the License Agreement, and on March 12, 2018, we filed a complaint in Delaware Chancery Court alleging that we properly terminated the License Agreement for Bayer’s material breach. We have requested a declaration that the License Agreement has terminated and an order of specific performance requiring Bayer to comply with its post-termination obligations. We do not expect to incur any significant losses as a result of the proceedings. However, litigation is inherently uncertain, and there can be no assurances with respect to the outcome or consequences of this litigation. Bayer, as well as other potential competitors, may choose to develop products that may compete with the product candidates that we are developing or may seek to develop in the future, regardless of the outcome of this litigation. If we are unsuccessful in this litigation, Bayer, as well as its successors and assigns, could use the TALEN technology covered by the License Agreement to develop products that may compete with the product candidates that we are developing or may seek to develop in the future.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock commenced trading on The NASDAQ Global Market under the ticker symbol of “CLXT” in connection with our initial public offering on July 25, 2017. Prior to that time, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported closing sale prices of our common stock as reported on The NASDAQ Global Market:

	High	Low
Third Quarter 2017 (from July 20, 2017)	$28.31	$10.44
Fourth Quarter 2017	$31.48	$17.13

The last reported sale price of our common stock on The NASDAQ Global Market on March 12, 2018 was $19.10 per share.

Holders of Common Stock

As of March 12, 2018, there were 5 holders of record of 28,062,315 outstanding shares of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositaries, brokers or other nominees.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison from July 20, 2017 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the NASDAQ Composite Index (“NASDAQ Composite”). The Company’s common stock began trading on the NASDAQ Global Market on July 20, 2017. The graph assumes that $100 was invested at the close of the market on July 20, 2017 in our common stock, the S&P 500 Index and the NASDAQ Composite, and data for the S&P 500 Index and the

NASDAQ Composite assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Use of Proceeds from Registered Securities

On July 25, 2017, we completed our initial public offering of our common stock, in which we sold an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares, for an aggregate offering price of $64.4 million. Citigroup Global Markets Inc, Jefferies LLC and Wells Fargo Securities, LLC acted as representatives of the underwriters.

We received net proceeds from the initial public offering of approximately $58.0 million, after deducting underwriting discounts and commissions of approximately $3.1 million and offering expenses of approximately $3.3 million. No offering expenses were paid directly or indirectly to any of our affiliates.

From the effective date of our Form S-1 for the initial public offering to December 31, 2017, we estimate that, consistent with the use of proceeds described in our Rule 424(b)(4) prospectus filed with the SEC on July 21, 2017, we have used approximately $4.5 million to fund research and for development costs, approximately $2.8 million to build out commercial capabilities and approximately $0.4 million for general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the selected financial data as of and for the years ended December 31, 2017, 2016 and 2015 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

Statement of Operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Revenue	$508	$399	$1,272
Operating expenses:
Cost of revenue	—	200	751
Research and development	11,556	5,638	2,766
Selling, general and administrative	14,741	6,670	3,569

Total Operating expenses	26,297	12,508	7,086

Loss from operations	(25,789)	(12,109)	(5,814)
Interest expense, net	(1)	(5)	(261)
Foreign currency transaction (loss) gain	(190)	28	186

Loss before income taxes	(25,980)	(12,086)	(5,889)

Income tax expense	—	—	—

Net loss	$(25,980)	$(12,086)	$(5,889)

Basic and diluted loss per share	$(1.12)	(0.62)	$(0.88)

Weighted average shares outstanding—basic and diluted	23,153,661	19,600,000	6,725,740

Balance Sheet Data:

	As of December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$56,664	$5,026	$24,687
Total assets	72,167	16,623	25,995
Accumulated deficit	(54,548)	(28,568)	(16,482)
Total stockholders’ equity	57,476	13,119	24,257
Total liabilities and stockholder’s equity	72,167	16,623	25,995

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in Section 1A above.

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

Food-related issues, including obesity and diabetes, are some of the most prevalent health issues today and continue to grow rapidly. As awareness of these diet-related health issues grows, consumers are emphasizing a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed and more convenient. This trend is leading to an increase in the demand for higher valued, premium segments of the food industry, such as higher fiber, reduced gluten and reduced fat products. As a result of these trends, food companies are looking for specialty ingredients and solutions that can help them satisfy their customers’ evolving needs and drive growth in market share and new value-added products.

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

We are an early-stage company and have incurred net losses since our inception. As of December 31, 2017, we had an accumulated deficit of $54.5 million. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $26.0 million, $12.1 million and $5.9 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development (R&D) programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

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

We do not expect to generate material revenue unless and until we successfully complete development of one or more of our product candidates, which may take a number of years and is subject to significant uncertainty. Until such time that we can generate substantial revenues from sales of our product candidates, if ever, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Taking into account our anticipated cash burn rate, we believe our cash and cash equivalents will be sufficient to fund our operations through at least mid-2019.

Initial Public Offering

On July 25, 2017, we completed an initial public offering of our common stock, in which we sold an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. In the aggregate, we received net proceeds from the initial public offering of approximately $58.0 million, after deducting underwriting discounts and commissions and offering expenses. As part of the initial public offering, Cellectis purchased 2,500,000 shares of our common stock at the public offering price.

Comparability of Our Results and Our Relationship with Cellectis

We are a majority-owned subsidiary of Cellectis. As a result, our historical financial information does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company and not a subsidiary of Cellectis during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•	our historical financial information reflects expense allocations for certain support functions that are provided on a centralized basis within Cellectis, such as expenses for business technology, facilities, legal, finance, human resources and business development that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a stand-alone company and not a subsidiary of Cellectis; and

•	significant increases in our cost structure as a result of becoming a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act, which expenses may increase at such time as we operate as a stand-alone company and not a subsidiary of Cellectis.

In the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system. See “Certain Relationships and Related Party Transactions—Relationship with Cellectis” for a description of certain agreements that we have entered into with Cellectis that provide a framework for our ongoing relationship following our initial public offering in July 2017.

Financial Operations Overview

Revenue

We recognized approximately $0.5 million, $0.4 million and $1.3 million of revenue for the years ended December 31, 2017, 2016 and 2015, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

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

Cellectis provides us services, which include general sales and administration functions, accounting and finance functions, legal advice, human resources, and information technology. We have a management agreement in which Cellectis charges us in euros at cost plus a markup ranging from 0% to 10%. Amounts due to Cellectis pursuant to intercompany transactions bear interest at a rate of 12-month Euribor plus 5% per annum.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes key components of our results of operations for the periods indicated:

	2017	2016	Variance	%Variance
	(in thousands)
Revenue	$508	$399	$109	27.3%
Operating expenses:
Cost of revenue	—	200	(200)	(100.0%)
Research and development	11,556	5,638	5,918	105.0%
Selling, general and administrative	14,741	6,670	8,071	121.0%

Total Operating expenses	26,297	12,508	13,789	110.2%

Loss from operations	(25,789)	(12,109)	(13,680)	113.0%
Interest expense, net	(1)	(5)	4	(80.0%)
Foreign currency transaction (loss) gain	(190)	28	(218)	(778.6%)

Loss before income taxes	(25,980)	(12,086)	(13,894)	115.0%

Income tax expense	—	—	—	—

Net loss	$(25,980)	$(12,086)	$(13,894)	115.0%

Revenue

Revenue increased $0.1 million or 27.3%, from $0.4 million for the year ended December 31, 2016 to $0.5 million for the year ended December 31, 2017. The increase was primarily attributable to R&D agreements that terminated before the original term of the agreement was fulfilled; therefore, all remaining deferred revenue was recognized at the date of termination. We made a strategic decision to focus on in-house development of product candidates and to reduce the amount of R&D we were performing for third parties.

Cost of Revenue

Cost of revenue decreased $0.2 million, or 100.0%, from $0.2 million for the year ended December 31, 2016 to $0 for the year ended December 31, 2017. The decrease was a result of not having contractual obligations to fulfill in 2017 for our R&D contracts.

Research and development expenses

R&D expenses increased $5.9 million, or 105.0%, from $5.6 million for the year ended December 31, 2016 to $11.6 million for the year ended December 31, 2017. The increase was primarily attributable to non-cash stock compensation expense of $6.1 million and an increase in sub-contracted R&D, such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $8.1 million, or 121.0%, from $6.7 million for the year ended December 31, 2016 to $14.7 million for the year ended December 31, 2017. The increase was primarily attributable to non-cash stock compensation expense of $6.0 million, increased personnel expenses and increased legal and professional fees, partially offset by reduced management fees.

Interest expense, net

Interest expense decreased $4 thousand, or 80.0%, from $5 thousand for the year ended December 31, 2016 to $1 thousand for the year ended December 31, 2017. The decrease in expense was attributable to the interest earned on the investment of IPO proceeds, partially offset by interest expense on the finance lease obligation and a decrease in our accounts payable balance owed to Cellectis.

Foreign currency transaction (loss) gain

Foreign currency transaction (loss) gain decreased $218 thousand compared to the prior year from a gain of $28 thousand to a loss of $190 thousand. The decrease was primarily attributable to changes in accounts payable balances owed to Cellectis and foreign exchange rates.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes key components of our results of operations for the periods indicated:

	2016	2015	Variance	% Variance
	(in thousands)
Revenue	$399	$1,272	$(873)	(68.6%)
Operating expenses:
Cost of revenue	200	751	(551)	(73.4%)
Research and development	5,638	2,766	2,872	103.8%
Selling, general and administrative	6,670	3,569	3,101	86.9%

Total Operating expenses	12,508	7,086	5,422	76.5%

Loss from operations	(12,109)	(5,814)	(6,295)	108.3%
Interest expense, net	(5)	(261)	256	(98.1%)
Foreign currency transaction (loss) gain	28	186	(158)	(84.9%)

Loss before income taxes	(12,086)	(5,889)	(6,197)	105.2%

Income tax expense	—	—	—	—

Net loss	$(12,086)	$(5,889)	$(6,197)	105.2%

Revenue

Revenue decreased $0.9 million, or 68.6%, from $1.3 million for the year ended December 31, 2015 to $0.4 million for the year ended December 31, 2016. The decrease was primarily attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of R&D we were performing for third parties.

Cost of Revenue

Cost of revenue decreased $0.6 million or 73.4%, from $0.8 million for the year ended December 31, 2015 to $0.2 million for the year ended December 31, 2016. The decrease was a result of lower R&D expense associated with fulfilling the contractual obligations of our R&D contracts.

Research and development expenses

R&D expenses increased by $2.9 million, or 103.8%, from $2.8 million for the year ended December 31, 2015 to $5.6 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in purchased and external expenses due to increased costs for outsourcing of breeding and product development. We also experienced an increase in personnel expense due to an increase in headcount to support product development activities.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $3.1 million, or 86.9%, from $3.6 million for the year ended December 31, 2015 to $6.7 million for the year ended December 31, 2016, primarily due to an increase in purchase and external expenses resulting from increased support from Cellectis and increased costs of professional services firms, in each case to support our growth, and an increase in personnel expenses as we expanded our executive management team.

Interest expense, net

Interest expense decreased $0.3 million, or 98.1%, from $0.3 million for the year ended December 31, 2015 to $0 for the year ended December 31, 2016, due to a reduction in our accounts payable balance owed to Cellectis throughout the year.

Foreign currency transaction gains

Foreign currency transaction gains decreased $0.2 million, or 84.9%, from $0.2 million for the year ended December 31, 2015 to $0 for the year ended December 31, 2016, due to the reduction in our accounts payable balance owed to Cellectis and exchange rate fluctuations throughout the year.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $56.7 million.

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

During the years ended December 31, 2017, 2016 and 2015, we incurred losses from operations of $26.0 million, $12.1 million and $5.9 million, respectively, and net cash used in operating activities of $9.7 million, $9.2 million and $6.7 million, respectively. As of December 31, 2017, we had an accumulated deficit of $54.5 million and we expect to incur losses for the foreseeable future. Although we believe that we will be able to successfully fund our operations with our cash and cash equivalents as of December 31, 2017 through at least mid-2019, there can be no assurance we will be able to do so or that we will ever operate profitably.

Taking into account our anticipated cash burn rate, we believe our cash and cash equivalents will be sufficient to fund our operations through at least mid-2019. Cellectis has guaranteed funding for our operations through August 2018, which guarantee was not released, modified or otherwise affected by the timing of, or amount raised in, our initial public offering.

Historical Changes in Cash Flows

Year ended December 31, 2017 Compared to Year Ended December 31, 2016

The table below summarizes our sources and uses of cash for the year ended December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Net cash used in operating activities	$(12,785)	$(9,237)
Net cash used in investing activities	(779)	(10,424)
Net cash provided by financing activities	65,202	—

Total	$51,638	$(19,661)

Net cash used in operating activities was $12.8 million and $9.2 million in the years ended December 31, 2017 and 2016, respectively. The increase was due to expenses related to head count increase and legal professional costs for becoming a publicly traded company partially offset by a reduction in management fees. The net loss was $26.0 million and $12.1 million in the years ended December 31, 2017 and 2016, respectively. The majority of non-cash offsetting the 2017 loss was stock-based compensation of $12.1 million, an increase of $11.1 million from 2016.

Net cash used in investing activities was $0.8 million and $10.4 million in the years ended December 31, 2017 and 2016, respectively. The majority of cash used in investing activities in the year ended December 31, 2017 was related to site improvements and architect fees for the design of our headquarters in Roseville, Minnesota, and equipment purchases. The majority of the cash used in investing in the year ended December 31, 2016 was related to a land purchase and construction of a greenhouse in Roseville, Minnesota.

Net cash provided by financing activities was $65.2 million and $0 in the years ended December 31, 2017 and 2016, respectively, the majority of which was related to net cash proceeds from the IPO and the proceeds from land sale as part of the sale-leaseback transaction.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The table below summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Net cash used in operating activities	$(9,237)	$(6,691)
Net cash used in investing activities	(10,424)	(665)
Net cash provided by financing activities	—	31,740

Total	$(19,661)	$(24,384)

Net cash used in operating activities was $9.2 million and $6.7 million in the years ended December 31, 2016 and 2015, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, stock-based compensation and the effects of changes in operating assets and liabilities.

Net cash used in investing activities was $10.4 million and $0.7 million in the years ended December 31, 2016 and 2015, respectively. The majority of cash used in investing activities in 2016 was related to the purchase of the land for our headquarters and the construction of our R&D greenhouses. The majority of the cash used in investing in 2015 was for office furniture and equipment associated with our current R&D laboratories and office space.

Net cash provided by financing activities was $0 and $31.7 million in the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities in 2015 was attributable to a capital contribution from Cellectis.

Contractual Obligations, Commitments and Contingencies

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2017. Future events could cause actual payments to differ from these estimates.

As of December 31, 2017	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(expressed in thousands)
Finance lease obligations	$1,054	$2,672	$2,672	$23,644	$30,042
Operating lease obligations	76	2	2	—	80

Total contractual obligations	$1,130	$2,674	$2,674	$23,644	$30,122

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Purchase contracts consist of purchase commitments with growers to purchase seed and grain at a future date.

The table does not include obligations under agreements that we can cancel without a significant penalty. We have R&D agreements whereby we are obligated to pay royalties and other payments based on future events that are uncertain and therefore, they are not included in the table above.

The above table also includes the obligations in connection with the sale-leaseback transaction consummated in September 2017. For more information on this transaction see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale-Leaseback” below.

Sale-Leaseback

In September 2017 we consummated a sale-leaseback transaction including a Lease Agreement, dated September 6, 2017, with a third party with respect to our lease of the certain real property and improvements located in Roseville, Minnesota for a term of twenty years, with four options to extend the term of the Lease Agreement for five years each (subject to there being no default (as defined in the Lease Agreement) beyond any cure period and this property being occupied at the time of such extension).

Pursuant to the purchase agreement, we received approximately $7 million in connection with the sale of the property. The property will be our new corporate headquarters and lab facilities. We expect the facility to be composed of a nearly 40,000 square-foot office and lab building, with greenhouses and outdoor research plots. We will be deemed the owner for accounting purposes.

Under the Lease Agreement, during the construction period we will initially pay annual base rent of $490 thousand until the earlier of (i) the next day after issuance of a temporary certificate of occupancy or equivalent permit to occupy the property by the City of Roseville and (ii) the next day after the certification of substantial completion executed by the landlord’s architect or contractor confirming that the work to be done on the property has been substantially completed (such date, the “Initial Term Commencement Date”). Occupancy is expected to be on or about May 1, 2018. We expect to incur, based on the expected occupancy date, minimum lease payments of $163 thousand.

On the Initial Term Commencement Date, we will pay an annual base rent of 8% of the total project cost (“Annual Base Rent”) with scheduled increases in rent of 7.5% on the sixth, eleventh and sixteenth anniversaries of the Initial Term Commencement Date as well as on the first day of each Renewal Term (as defined in the Lease Agreement). Based on the initial cost of the project we will pay an estimated annual base rent of approximately $1.4 million.

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

In consideration of, and as an inducement to, landlord’s agreement to enter into the Lease Agreement, Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed all of our obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles.

On November 10, 2017, we agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of our outstanding common stock.

Operating capital requirements

To date, we have not generated any revenues from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our product candidates and begin to commercialize our product candidates that complete the development process. We are subject to all risks incident in the development of new agricultural products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Sales of plant products depend upon planting and growing seasons, which vary from year to year, which is expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. As we have not yet made any sales of our products, we have not experienced the full nature or extent to which this business may be seasonal. In addition, as a newly public company, we also anticipate we will continue to incur substantial expenses related to audit, legal, regulatory and tax-related services associated with our public company obligations in the United States and our compliance with applicable U.S. exchange listing and SEC requirements. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

During the years ended December 31, 2017, 2016 and 2015, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. As of December 31, 2017, we had an accumulated deficit of $54.5 million and we expect to incur losses for the immediate future. Cellectis has guaranteed funding for our operations through August 2018.

We believe our cash and cash equivalents on hand and our cash flow from operations will be sufficient to fund our operations through at least mid-2019.

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

Off Balance Sheet Obligations

We enter into seed and grain production agreements with settlement value based on commodity market future pricing. We do not have any other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Some of the accounting methods and policies used in preparing our financial statements under U.S. GAAP are based on complex and subjective assessments by our management or on estimates based on past experience and assumptions deemed realistic and reasonable based on the circumstances concerned. The actual value of our assets, liabilities and shareholders’ equity and of our losses could differ from the value derived from these estimates if conditions changed and these changes had an impact on the assumptions adopted. We believe that the most significant management judgments and assumptions in the preparation of our financial statements and the notes thereto are named below. For further details, see our financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

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

We in-license certain technology from third-parties that is a component of ongoing research and product development. We expense up-front license fees upon contracting due to the uncertainty of future commercial value, as well as expensing any ongoing annual fees when incurred.

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

Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plans

We adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, we also adopted an omnibus incentive plan, or the Omnibus Plan, under which we have granted stock options and restricted stock units to certain of our employees, nonemployees, and certain employees and nonemployees of Cellectis.

The options granted under the Existing Plan and the Omnibus Plan were only exercisable upon a triggering event or initial public offering as defined by the plan. Accordingly, with the completion of the initial public offering on July 25, 2017, we recognized compensation expense for stock options granted under the plans. For the year ended December 31, 2017, we recognized compensation expense of $11.7 million. The stock options issued under the plans had an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Existing Plan.

In June 2017, we granted stock options and restricted stock units to certain of our employees, and nonemployees, and certain employees and nonemployees of Cellectis under the Omnibus Plan. We treat stock-based compensation awards granted to employees of Cellectis as dividends, which we record quarterly. We recorded $3.6 million in a deemed dividend to Cellectis in the year ended December 31, 2017 for restricted stock units and stock options granted to employees of Cellectis. As of December 31, 2017, we had 3,883,432 stock options outstanding, of which 1,244,968 were fully vested, resulting in total unrecognized stock-based compensation expense estimated to be $5.0 million as of that date, which we expect to recognize over a weighted-average period of 4.2 years.

As of December 31, 2017, we had 1,815,918 shares of common stock issuable upon the exercise of outstanding stock options under the Existing Plan, 2,067,517 shares of common stock issuable upon the exercise of stock options under the Omnibus Plan and restricted stock units with respect to 1,373,933 shares of common stock outstanding under the Omnibus Plan. Of that total, 1,244,968 stock options and restricted stock units were fully vested as of December 31, 2017 or will vest within 60 days of year end. The stock-based compensation expense related to these awards has been recorded as $11.7 million in the audited financial statements.

Equity instruments issued to non-employees include RSUs and options to purchase shares of our common stock. These RSUs and options vest over a certain period during which services are provided. We expense the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

In June 2017, we granted 1,452,333 restricted stock units of which 39,200 are vested as of December 31, 2017. As of December 31, 2017, we had 1,373,933 restricted stock units outstanding and unvested. As of December 31, 2017, we had approximately $7.0 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 4.9 years.

We had 1,159,914 stock options outstanding that vested upon completion of the initial public offering. As discussed above, the stock-based compensation expense related to these awards was $5.6 million, which was recorded upon completion of the initial public offering. The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contained a 25% acceleration vesting clause upon a triggering event or initial public offering as defined in the Existing Plan and for 100% accelerated vesting in the event of (a) the termination of employment without cause or (b) the resignation of the employee for good reason within twelve months following a triggering event as defined in the Existing Plan.

We have not historically paid cash dividends to our stockholders, and we currently do not anticipate paying any cash dividends in the foreseeable future. As a result, we assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. We use the simplified method or the lattice method when appropriate, to reasonably estimate the expected life of our option awards. Expected volatility is based upon the volatility of comparable public companies.

Cellectis Awards

Cellectis has granted stock options to our employees. Compensation costs related to the grant of the Cellectis awards to our employees have been recognized in our statements of operations with a corresponding credit to stockholder’s equity, representing Cellectis’ capital contribution. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends.

Cellectis granted certain of our consultants warrants to purchase Cellectis stock in exchange for services provided to us. We recorded the fair value of the warrants as a dividend paid to Cellectis in exchange for the warrants issued to the consultants.

We recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $371 thousand, $948 thousand and $692 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which creates Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers” and supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition.” The guidance in ASU 2014-09 and subsequently issued amendments ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. For public entities, certain not-for-profit entities, and certain employee benefit plans, the new revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the new revenue standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on us.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendment simplifies the presentation of deferred income taxes. Instead of separating deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For nonpublic entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Adoption of this standard did not have a material impact on our financial statements as all net deferred tax assets are fully reserved.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public entities, not-for-profit entities, or employee benefit plans, ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For all other entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. We are evaluating the impact of adopting this pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted this standard in the second quarter of 2017, and its adoption did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on the financial statements and disclosures, but do not expect it to have a significant impact.

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period for complying with new or revised accounting standards. As an emerging growth company, we have also elected to take advantage of certain reduced disclosure and other requirements that are otherwise generally applicable to public companies. In particular, subject to certain conditions set forth in the JOBS Act, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items, such as, the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply beginning December 31, 2022 or until we are no longer an emerging growth company, whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a limited amount of foreign currency exchange risk, principally in euros, primarily as a result of certain services and infrastructure costs charged to us by Cellectis.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and are invested in U.S. Treasury obligations. However, because of the short-term nature of the duration of our portfolio and the low-risk profile of our investments, we believe an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investments portfolio or on our financial condition or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements on page F-1 hereto and are incorporated herein.

The following tables set forth our unaudited quarterly statements of income data in dollars and as a percentage of total revenue for each of the quarterly results of operations for the years ended December 31, 2017 and 2016. We have prepared the quarterly statements of income data on a basis consistent with the audited financial statements included in Part II, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included in Part II, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Quarterly Data (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(In thousands except per share data)
2017
Revenue	$186	$44	$223	$55
Loss from operations	(6,813)	(12,947)	(3,240)	(2,789)
Net loss	(6,849)	(12,904)	(3,395)	(2,832)

Basic and diluted loss per share	$(0.30)	$(0.51)	$(0.17)	$(0.14)

2016
Revenue	$72	$105	$116	$106
Loss from operations	(4,571)	(2,485)	(2,492)	(2,561)
Net loss	(4,553)	(2,507)	(2,457)	(2,569)

Basic and diluted loss per share	$(0.23)	$(0.13)	$(0.13)	$(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation Efforts of Previously Identified Material Weakness

In preparing our financial statements for the year ended December 31, 2016, a material weakness in our internal control over financial reporting was identified, as defined by the SEC guidelines for public companies. The material weakness related to our lack of a control in place to review forward purchase derivative contracts entered into by us. The derivative contracts were to produce high oleic soybean seed and grain and the purchase price was indexed to the soybean commodity price.

Management has taken steps to remediate this material weakness, including:

•	standardizing our production contracts,

•	engaging a third party accounting firm to review the derivative accounting,

•	developing a database to track production contracts, and

•	implementing written policies for the accounting treatment of the production contracts.

We believe that such efforts were sufficient to remediate the material weakness in internal control over financial reporting. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Except as otherwise disclosed under “Remediation Efforts of Previously Identified Material Weakness”, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our website (www.calyxt.com) under “Corporate Governance” in the “Investors” section. We will provide a copy of these documents to any person, without charge, upon request. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in our 2018 Proxy Statement to be filed with the SEC within 120 days of December 31, 2017, and is incorporated by reference into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, see “Index to the Financial Statements” on page F-1 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(a)(2) Financial Statements

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(a)(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1*	Management Services Agreement between Cellectis S.A., Cellectis, Inc. and Calyxt, Inc., dated as of January 1, 2016

10.2	Management Services Agreement Amendment dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc.

10.3	Separation Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc.

10.4	Stockholders Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc.

10.5	License Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc.

10.6**#	Exclusive Patent License Agreement between Regents of the University of Minnesota and Calyxt Inc. (f.k.a. Cellectis Plant Sciences, Inc.), dated December 15, 2014

10.7**#	Commercial License Agreement between Two Blades Foundation and Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.), dated December 9, 2014

10.8**#	First Amendment to the Commercial License Agreement between Two Blades Foundation and Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.), dated December 1, 2016

10.9**#	Letter Agreement between Two Blades Foundation and Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.), dated December 31, 2015

10.10**#	Exclusive License Agreement between Plant Bioscience Limited and Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.), dated April 25, 2015

10.11*†	Calyxt, Inc. Equity Incentive Plan

10.12*†	Form of Stock Option Agreement pursuant to the Calyxt, Inc. Equity Incentive Plan

10.13*†	Offer Letter between Calyxt, Inc. and Federico A. Tripodi, dated May 6, 2016

10.14†	Offer Letter between Calyxt, Inc. and Manoj Sahoo, dated February 3, 2017

10.15*†	Consulting Agreement between Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.) and Daniel Voytas, dated January 1, 2010

10.16*†	Amendment 1 to Consulting Agreement between Calyxt, Inc. (f.k.a. Cellectis Plant Sciences, Inc.) and Daniel Voytas, dated December 21, 2012

10.17**†	Calyxt, Inc. 2017 Omnibus Incentive Plan

10.18**†	Calyxt, Inc. 2017 Stock Option Sub-Plan for French Employees and Directors

10.19**†	Form of Stock Option Agreement pursuant to the Calyxt, Inc. 2017 Omnibus Incentive Plan

10.20**†	Form of Restrictive Stock Unit Agreement pursuant to the Calyxt, Inc. 2017 Omnibus Incentive Plan

10.21**†	Form of Resolution with regard to the Grant of Warrants to purchase shares of Cellectis S.A.

10.22**†	Calyxt, Inc. 2017 Restricted Stock Unit Sub-Plan for French Employees and Directors

10.23***	Lease Agreement between Calyxt, Inc., as Tenant, and NLD Mount Ridge LLC, as Landlord, dated September 6, 2017

Exhibit Number	Description

10.24	Form of Indemnification Agreement

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to this Form 10-K)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32&	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Registration Statement on Form S-1 filed by the Company on June 23, 2017
**	Previously filed as an exhibit to the Registration Statement on Form S-1 filed by the Company on July 3, 2017
***	Previously filed as an exhibit to the Current Report on Form 8-K filed by the Company on September 7, 2017
#	Confidential treatment has been granted for certain information contained in this exhibit. These portions have been omitted and filed separately with the United States Securities and Exchange Commission.
†	Indicates management contract or compensatory plan.
&	The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALYXT, INC.
Date: March 13, 2018

	By:	/s/ Federico A. Tripodi
Name: Federico A. Tripodi
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Federico A. Tripodi and Bryan W. J. Corkal each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Federico A. Tripodi Federico A. Tripodi	Chief Executive Officer (principal executive officer)	March 13, 2018

/s/ Bryan W.J. Corkal Bryan W. J. Corkal	Chief Financial Officer (principal financial and accounting officer)	March 13, 2018

/s/ André Choulika André Choulika	Chairman	March 13, 2018

/s/ Philippe Dumont Philippe Dumont	Director	March 13, 2018

/s/ Alain Godard Alain Godard	Director	March 13, 2018

/s/ Anna Ewa Kozicz-Stankiewicz Anna Ewa Kozicz-Stankiewicz	Director	March 13, 2018

/s/ Laurent Arthaud Laurent Arthaud	Director	March 13, 2018

Calyxt, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Calyxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Calyxt, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

March 13, 2018

Calyxt, Inc.

Balance Sheets

(expressed in thousands, except share data and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$56,664	$5,026
Trade accounts receivable	—	110
Due from related parties	167	47
Prepaid expenses and other current assets	626	282

Total current assets	57,457	5,465
Property and equipment, net	14,353	10,994
Other long-term assets	357	164

Total assets	$72,167	$16,623

Liabilities and stockholders’ equity
Current liabilities:
Due to related parties	$1,350	$1,712
Accounts payable	1,023	357
Accrued salaries, wages, and other compensation	945	332
Accrued liabilities	893	363
Deferred revenue	43	101

Total current liabilities	4,254	2,865
Non-current deferred revenue	289	639
Financing lease obligation	10,148	—

Total liabilities	14,691	3,504
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized, 27,718,780 and 19,600,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	2
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued or outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	112,021	41,685
Accumulated deficit	(54,548)	(28,568)

Total stockholders’ equity	57,476	13,119

Total liabilities and stockholders’ equity	$72,167	$16,623

See accompanying notes to the Financial Statements.

Calyxt, Inc.

Statements of Operations

(expressed in thousands except shares outstanding and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$508	$399	$1,272
Operating expenses:
Cost of revenue	—	200	751
Research and development	11,556	5,638	2,766
Selling, general and administrative	14,741	6,670	3,569

Total Operating expenses	26,297	12,508	7,086

Loss from operations	(25,789)	(12,109)	(5,814)
Interest expense	(1)	(5)	(261)
Foreign currency transaction (loss) gain	(190)	28	186

Loss before income taxes	(25,980)	(12,086)	(5,889)

Income tax expense	—	—	—

Net loss	$(25,980)	$(12,086)	$(5,889)

Basic and diluted loss per share	$(1.12)	$(0.62)	$(0.88)

Weighted average shares outstanding—basic and diluted	23,153,661	19,600,000	6,725,740

See accompanying notes to the Financial Statements.

Calyxt, Inc.

Statements of Stockholders’ Equity

(expressed in thousands except shares outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at January 1, 2015	2,450,000	$—	$47	$(10,483)	$(10,436)

Issuance of common stock	—	—	—	—	—
Capital contributed to Parent	17,150,000	2	39,998	—	40,000
Dividend to parent	—	—	—	(110)	(110)
Stock options exercised	—	—	—	—	—
Stock-based compensation	—	—	692	—	692
Net loss	—	—	—	(5,889)	(5,889)
Balances at December 31, 2015	19,600,000	$2	$40,737	$(16,482)	$24,257

Issuance of common stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Stock-based compensation	—	—	948	—	948
Net loss	—	—	—	(12,086)	(12,086)

Balances at December 31, 2016	19,600,000	$2	$41,685	$(28,568)	$13,119

Issuance of common stock	8,050,000	1	57,979	—	57,980
Stock options exercised	68,780	—	265	—	265
Stock-based compensation	—	—	12,092	—	12,092
Net loss	—	—	—	(25,980)	(25,980)

Balances at December 31, 2017	27,718,780	$3	$112,021	$(54,548)	$57,476

See accompanying notes to the Financial Statements.

Calyxt, Inc.

Statements of Cash Flows

(expressed in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	(25,980)	(12,086)	(5,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	551	345	147
Stock-based compensation	12,092	948	692
Changes in operating assets and liabilities:
Trade accounts receivable	110	107	25
Due to/from related parties	(482)	1,702	(1,265)
Prepaid expenses and other assets	(537)	(387)	59
Accounts payable	665	53	(28)
Accrued salaries, wages and other compensation	613	88	93
Accrued liabilities	591	137	40
Deferred revenue	(408)	(144)	(565)

Net cash used in operating activities	$(12,785)	$(9,237)	$(6,691)

Investing activities
Purchases of property and equipment	(779)	(10,424)	(665)

Net cash used in investing activities	$(779)	$(10,424)	$(665)

Financing activities
Proceeds from common stock issuance	61,292	—	—
Costs incurred related to the issuance of stock	(3,312)	—	—
Capital contribution from Parent	—	—	30,000
Advances from Parent	3,000	—	2,050
Repayment of advances from Parent	(3,000)	—	(200)
Dividend to Parent	—	—	(110)
Proceeds from the exercise of stock option	265	—	—
Cash received for land and other improvements as a part of the financing lease obligation	6,957	—	—

Net cash provided by financing activities	$65,202	$—	$31,740

Net increase (decrease) increase in cash and cash equivalents	51,638	(19,661)	24,384
Cash and cash equivalents—beginning of period	5,026	24,687	303

Cash and cash equivalents—end of period	$56,664	$5,026	$24,687

Supplemental cash flow information
Interest paid	$200	$5	$261
Supplemental non-cash investing and financing transactions
Property and equipment included in financing lease obligation	$3,130	$—	$—

Calyxt, Inc.

Notes to Financial Statements

1. Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc. (the Company or Calyxt), was founded in 2010 and incorporated in Delaware. The Company is headquartered in New Brighton, Minnesota. Calyxt is a consumer-centric, food- and agriculture-focused company. The Company changed its name from Cellectis Plant Sciences, Inc. to Calyxt, Inc. on May 4, 2015. Prior to the Company’s initial public offering (IPO) on July 25, 2017, Calyxt was a wholly owned subsidiary of Cellectis S.A. (“Cellectis” or “Parent”). As of December 31, 2017, Cellectis owned approximately 79.7% of the Company’s outstanding common stock. Calyxt’s common stock is listed on the Nasdaq market under the ticker symbol “CLXT”.

Initial Public Offering

On July 25, 2017, the Company completed an IPO of its common stock, in which it sold an aggregate of 8,050,000 shares of its common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. In the aggregate, the Company received net proceeds from the IPO and exercise of the overallotment of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million. As part of the IPO, Cellectis purchased 2,500,000 shares of the Company’s common stock for a value of $20.0 million, which is included in the net proceeds of approximately $58.0 million. The Company used $5.7 million of the proceeds from Cellectis to pay a portion of the outstanding obligations owed to Cellectis.

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

As of December 31, 2017, the Company had no trade accounts receivables.

Prepaid Expenses and Other Current Assets

Other current assets represent prepayments, R&D tax credits receivable and deposits made by the Company.

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

Leases

Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In September 2017, the Company entered into a financing lease. Refer to Note 11 for more detail.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the impairment tests indicate that the carrying value of the asset, or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, further analysis is performed to determine the fair value of the asset or asset group. To the extent the fair value of the asset or asset group is less than its carrying value, an impairment loss is recognized equal to the amount the carrying value exceeds the fair value of the asset or asset group. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

There have been no impairment losses recognized for the years ended December 31, 2017, 2016 or 2015.

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

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the years ended December 31, 2017, 2016 or 2015.

	Fair Value Measurements at December 31, 2017 (expressed in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$3	—	$3

Total Assets at Fair Value	—	$3	—	$3

Liabilities at Fair Value
Forward purchase contracts	—	$4	—	$4

Total Liabilities at Fair Value	—	$4	—	$4

	Fair Value Measurements at December 31, 2016, (expressed in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$9	—	$9

Total Assets at Fair Value	—	$9	—	$9

Liabilities at Fair Value
Forward purchase contracts	—	$19	—	$19

Total Liabilities at Fair Value	—	$19	—	$19

Forward Purchase Contracts and Derivatives

The Company enters into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. The Company accounts for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. Realized gains and losses from derivative contracts are recorded as research and development expenses as a result of breeding contract activity. The fair value for forward purchase contracts is estimated based on exchange-quoted prices.

Unrealized gains and losses on all derivative contracts are recorded in other current assets or other current liabilities on the balance sheet at fair value. The gains and losses recorded by the Company are not significant for the years ended December 31, 2017, 2016 or 2015.

The table below summarizes the carrying value of derivative instruments as of December 31, 2017, 2016 and 2015.

	Asset Derivatives			Liability Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
		(expressed in thousands)			(expressed in thousands)
Forward purchase contracts	Prepaid expenses & other current assets	$3	$9	Accrued liabilities—current	$4	$19

Total derivatives		$3	$9		$4	$19

Patents

The Company expenses patent costs, including related legal costs, as incurred. Costs to write, maintain, in-license, and defend patents are recorded as selling, general and administrative expenses in the statements of operations. Costs to support the research for filing patents are recorded as research and development expenses in the statements of operations.

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

License revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed. No new revenue arrangements were entered in the year.

Cost of Revenue

Cost of revenue relates to the performance of services or contract research and consists of direct external expenses relating to projects and internal costs, including overhead allocated on a full-time equivalent basis.

Research and Development

R&D expenses represent costs incurred for the development of various products using licensed gene editing technology, including expenses allocated to the Company by Cellectis. R&D expenses consist primarily of salaries, stock compensation and related costs of the Company’s scientists, in-licensing of technology, consumables, property and equipment depreciation, and fees paid to third-party consultants. All research and development costs are expensed as incurred, totaling $11.6 million, $5.6 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company in-licenses certain technology from third-parties that is a component of ongoing research and product development. The Company expenses up-front license fees upon contracting due to the uncertainty of future commercial value, as well as expensing any ongoing annual fees when incurred. Related-party in-licensing expense was $93 thousand, $44 thousand and $86 thousand for the year ended December 31, 2017, 2016 and 2015, respectively. Third-party in-licensing expenses were $447 thousand, $539 thousand and $165 thousand for the year ended December 31, 2017, 2016 and 2015, respectively.

Stock Based Compensation

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense using the accelerated attribution method over the vesting period of the award. Stock-based awards issued to nonemployees are remeasured until the award vests. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the volatility of the Company’s common stock, the expected term of the Company’s stock options, the expected dividend yield and the fair value of the Company’s common stock on the measurement date. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

The expected term of stock options is estimated using the “simplified method” for employee options as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to nonemployees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

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

Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company is subject to income taxes in U.S. federal and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending prior to 2013. In the event of any future tax assessments, the Company’s accounting policy is to record the income taxes and any related interest or penalties as current income tax expense on the statements of operations.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendment simplifies the presentation of deferred income taxes. Instead of separating deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position, the amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. For public entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For non-public entities, ASU 2015-17 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Adoption of this standard did not have a material impact on the Company’s financial statements as all net deferred tax assets are fully reserved.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU eliminates the additional paid-in capital (APIC) pool concept and requires that excess tax benefits and tax deficiencies be recorded in the statement of operations when awards are settled. The ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard in the second quarter of 2017, as a result of adoption, the Company recognized an $813 thousand tax benefit as a reduction of income tax expense, however, due to full valuation allowance, the net impact is zero.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance in ASU 2014-09 and subsequently issued amendments ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers, as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. For public entities, certain not-for-profit entities, and certain employee benefit plans, the new revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the new revenue standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the financial statements and disclosures, but does not expect it to have a significant impact.

3. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company also has concentrations of revenue with certain customers.

Cash and cash equivalents concentration—The Company holds cash balances at financial institutions that, at times, may exceed federally insured limits. The Company evaluates the creditworthiness of these financial institutions in determining the risk associated with these deposits. The Company has not experienced any losses on such accounts.

Trade accounts receivable concentration—As of December 31, 2017, the Company had no trade accounts receivable. As of December 31, 2016, one customer accounted for 100% of trade accounts receivable. As of December 31, 2015, two customers accounted for 50% each of the trade accounts receivable.

Revenue concentration—For the year ended December 31, 2017, three customers accounted individually for 51.0%, 40.6% and 6.7% of revenue, respectively. In 2016, four customers accounted individually for 33%, 28%, 19% and 16% of revenue, respectively. In 2015, three customers accounted individually for 38%, 26% and 20% of revenue, respectively.

4. Property and Equipment

Property and equipment for the years ended December 31, 2017 and 2016 consists of the following:

(Amounts in thousands)	2017	2016
Land	$5,690	$5,690
Buildings and other improvements	4,414	4,304
Leasehold improvements	169	169
Office furniture and equipment	1,672	1,506
Computer equipment and software	20	20
Assets under construction	3,671	37

	15,636	11,726
Less accumulated depreciation	(1,283)	(732)

Property and equipment, net	$14,353	$10,994

As of December 31, 2017, the Company recorded $3,671 thousand in assets under construction which consists of the phase two construction costs (related to the sale-leaseback transaction, site improvements and architect fees) and lab equipment for our new headquarters facility. At the completion of construction, the completed asset will be capitalized and depreciated over the term of the lease.

Depreciation expense was $551 thousand, $345 thousand and $147 thousand for the year ended December 31, 2017, 2016 and 2015, respectively.

5. Related-Party Transactions

Due from related parties consists of receivables due from another subsidiary of the Parent related to payroll services provided by the Company to the other subsidiary.

Due to related parties consists of cash advances, license fees, amounts owed under the intercompany management agreement, and interest charged on outstanding amounts. Amounts due to the Parent that are included in due to related parties on the balance sheet bear interest at a rate of the European Interbank Offered Rate for 12 months (EURIBOR 12) plus 5% per annum.

The Company has a management agreement with the Parent, in which the Company pays the Parent a monthly fee for certain services provided by the Parent, which include general sales and administration functions, accounting functions, research and development, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $1,968 thousand, $3,150 thousand and $1,884 thousand for the year ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, 2016 and 2015, the Company classified $1,811 thousand, $2,969 thousand and

$1,704 thousand, respectively, as a component of sales, general and administrative expenses, while $157 thousand, $181 thousand and $180 thousand, respectively, were classified as a component of R&D expenses.

As of December 31, 2017, the Company had short-term Parent obligations of $1.4 million consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

In consideration of, and as an inducement to, landlord’s agreement to enter into the Lease Agreement, defined in Note 11 Commitments and Contingencies, Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed all of the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of the Company’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which the Company tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, the Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of the Company’s outstanding common stock.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company obtained from Cellectis an exclusive license to the technology for commercial use in plants. TALEN technology is the primary gene-editing technology used by the Company today. The Company will be required to pay a royalty to Cellectis on future sales for the licensing of the technology.

6. Accrued Liabilities

As of December 31, 2017 and 2016, respectively, the Company had accrued liabilities of $893 thousand and $363 thousand, which consist of non-IPO legal expense, unrecognized income related to construction tax incentive and miscellaneous operating expenses.

7. Equity Transactions

On August 1, 2015, the Parent made a $40 million capital contribution to the Company in the form of $30 million cash and conversion of a $10 million net payable due to the Parent to equity. On October 1, 2015, the Company entered into an amended and restated contribution agreement with Cellectis and in exchange for the capital contribution, Calyxt issued its parent 17,150,000 shares of Common Stock.

8. Net Loss per Share

Basic loss per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options and restricted stock units are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the year ended December 31, 2017, 2016 and 2015, basic and diluted loss per share were the same.

9. Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plan and Omnibus Plan

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

The options granted under the Existing Plan and the Omnibus Plan were only exercisable upon a triggering event or initial public offering as defined by the plan. Accordingly, with the completion of the IPO on July 25, 2017, the Company recognized compensation expense of $5.6 million for stock options granted under the plans. The stock options issued under the plans had an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Existing Plan.

The following table presents stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 included in the Company’s statements of operations (in thousands):

	2017	2016	2015
Stock-based compensation expense for:
Employee stock options	$4,761	$—	$—
Employee restricted stock units	1,775	—	—
Nonemployee stock options	4,530	—	—
Nonemployee restricted stock units	654	—	—

	$11,720	$—	$—

	2017	2016	2015
Stock-based compensation expense in operating expense:
Selling, general and administrative	$5,988	$—	$—
Research and development	5,732	—	—

	$11,720	$—	$—

The Company treats stock-based compensation awards granted to employees of the Parent as dividends, which are recorded quarterly. The Company recorded $3.6 million, $0 and $0, respectively, in a deemed dividend to the Parent in the year ended December 31, 2017, 2016 and 2015 for restricted stock units and stock options granted to employees of the Parent.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	1,930,600	$4.45		9.1
Granted	2,120,347	$13.29
Exercised	(68,780)	$3.95
Cancelled	(98,735)	$1.23

Outstanding at December 31, 2017	3,883,432	$9.16	$49,965	8.8

Exercisable at December 31, 2017	1,244,968	$5.20	$20,949	8.1

The weighted average grant date fair value for stock options granted during the years ended December 31, 2017, 2016 and 2015 was $2.42, $5.03 and $1.02, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $6.7 million, $0 and $0, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0 million and $0 million, respectively. As of December 31, 2017, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $5.0 million, which is expected to be recognized over a weighted-average period of 4.2 years.

The Company had 1,159,914 stock options that vested upon the completion of the IPO. The stock-based compensation expense related to these awards was $5.6 million, which was recorded upon the completion of the IPO.

In December 2017, stock options held by an employee were modified in connection with the employee’s termination to provide for continued vesting of tranches through the end of 2018. Stock options to purchase an aggregate of 51,622 shares of common stock were modified, and the Company recognized stock-based compensation expense of $0.7 million related to this modification.

The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contained a 25% acceleration vesting clause upon a triggering event or initial public offering as defined in the Existing Plan and Omnibus Plan and for 100% accelerated vesting in the event of (a) the termination of employment without cause or (b) the resignation of the employee for good reason within twelve months following a triggering event as defined in the Existing Plan and Omnibus Plan.

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

The following table provides the assumptions used in the Black-Scholes model for the stock option awards for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.25% - 2.39%	0.64%	1.65%
Expected volatility	27.4% - 45.1%	30%	54.3%
Expected life (in years)	1.22 - 10.00	5.75 - 6.25	5.53

Restricted Stock Units

The following table summarizes the activity of restricted stock units for the year ended December 31, 2017:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016
Granted	1,452,333	$8.00
Vested	(39,200)
Cancelled	(39,200)

Unvested balance at December 31, 2017	1,373,933	$8.00

The weighted average grant date fair value for RSUs granted during the year ended December 31, 2017 was $8.00. No RSUs were granted during the years ended December 31, 2016 or 2015. The total fair value of RSUs vested during the year ended December 31, 2017 was $314 thousand. As of December 31, 2017, the Company had approximately $7.0 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 4.9 years.

Parent Equity Incentive Plan

The weighted average grant date fair value for stock options granted during the years ended December 31, 2017, 2016 and 2015 was $17.16, $0 and $16.45, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $401 thousand, $900 thousand and $678 thousand, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0 million, $0 million and $0 million, respectively.

The Company’s Parent granted stock options to employees of the Company. Compensation costs related to the grant of the Parent company awards to the Company’s employees has been recognized in the statements of operations with a corresponding credit to stockholders’ equity, representing the Parent’s capital contribution to the Company. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.

The following table provides the range of assumptions used in the Black-Scholes model for the Parent awards for years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.03% - 0.94%	0.16% - 0.94%	0.16% - 0.94%
Expected volatility	59.09% - 65.64%	59.09% - 60.49%	59.09% - 60.49%
Expected life (in years)	6.00 - 6.12	6.00 - 6.11	6.00 - 6.11

In 2015 the Company’s Parent granted to certain consultants of the Company warrants to purchase Cellectis stock in exchange for services provided to the Company. The Company recorded the fair value of the warrants as a dividend paid to the Parent in exchange for the warrants issued to consultants.

The Company recognized stock-based compensation expense related to its Parent’s grants of stock options and warrants to the Company employees and consultants of $371 thousand, $948 thousand and $692 thousand for the year ended December 31, 2017, 2016 and 2015, respectively. The following table summarizes the stock-based compensation expense for Parent awards (in thousands), which was recognized in the Company’s statements of operations:

	2017	2016	2015
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$17	$20	$16
Research and development	354	928	676

	$371	$948	$692

10. Income Taxes

Deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.

A reconciliation of statutory tax expense to actual tax expense is as follows:

	Year Ended December 31,

(Amounts in Thousands)	2017	2016	2015

Federal benefit at statutory rate of 34%	($8,833)	($4,109)	($2,002)
State Taxes (Net of Fed. Benefit)	3	—	—
Nondeductible expenses	(154)	325	237
Recognized R&D tax credits	—	(418)	—
Other credits generated	—	(58)	—
Deferred rate change	3,346	—	—
Change in valuation allowance	5,638	4,260	1,765

Total income tax	$—	$—	$—

The total valuation allowance increased by $5.6 million, $4.3 million and 1.8 million for 2017, 2016 and 2015, respectively.

Deferred assets consist of the following:

	Year Ended December 31,
(Amounts in Thousands)	2017	2016

Net operating loss	9,252	8,974
Stock-based compensation	2,691	—
Financing lease obligation	2,131	—
Credits	735	592
Accrued expenses	576	574
Other	8	81

Total deferred tax assets	15,393	10,221
Property and equipment	(2,600)	(53)
Deferred revenue	(1)	9

Total deferred tax liabilities	(2,601)	(44)
Less valuation allowance	(12,792)	(10,177)

Total	$—	$—

The cumulative net operating loss (NOLs) available to offset future income for federal and state reporting purposes was $41.6 million, $24.7 million and $14.9 million at December 31, 2017, 2016 and 2015, respectively. Federal and state net operating loss and credit carryforwards will begin to expire in 2032. Due to potential ownership changes that may have occurred or would occur in the future, IRC Section 382 may place additional limitations on the Company’s ability to utilize the net operating loss carryforward.

The net deferred tax assets have a valuation allowance to reserve against those deferred tax assets that the Company believes are more likely than not to not be realized. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As such, the Company has recorded a valuation allowance to offset all of its deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements.

The Company has recognized no material uncertain tax positions as of December 31, 2017. The Company files income tax returns in the U.S federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2013. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate, which the Company has concluded provisionally had a net reduction in its net deferred tax assets of $3.4 million. This revaluation didn’t have any income tax expense impact due to the full valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

In March 2016, the FASB issued guidance within ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation—Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. The amendments in this Update are effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company has adopted the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of adoption, the Company recognized an $813 thousand tax benefit as a reduction of income tax expense, however, due to full valuation allowance, the net impact is zero.

As of December 31, 2017, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2016.

11. Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. The Company has not identified any legal matters needing to be recorded or disclosed as of December 31, 2017.

Leases

The Company leases the existing office space under an amended non-cancelable operating lease that expires in May 2018. Rent expense is recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease requires payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense was $270 thousand, $271 thousand and $272 thousand for the year ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease commitments as of December 31, 2017 are as follows (in thousands):

As of December 31, 2017	Total	1 year	2 years	3 years	4 years	5 years	After 5 years
Financing lease obligations	$30,042	$1,054	$1,336	$1,336	$1,336	$1,336	$23,644
Operating lease obligations	80	76	1	1	1	1	—

Total contractual obligations	$30,122	$1,130	$1,337	$1,337	$1,337	$1,337	$23,644

Financing Lease

The Company entered into a sale-lease back transaction (also called the financing lease) on September 6, 2017 with respect to certain real property and improvements located in Roseville, MN, whereby the Company sold the land and other improvements to a third party in exchange for approximately $7 million in cash and the Company committed to an initial lease term of twenty years, with four options to extend the term of the Lease Agreement for five years each. The transaction also included a construction contract for the Company’s new nearly 40,000 square-foot corporate headquarters which when complete will include office, research laboratory space and outdoor growing plots.

During the construction period, the Company will initially pay annual base rent of $490 thousand until the property has been substantially completed, at which time, the lease will commence and the Company will pay annual base rent at the rate of 8% of the total cost which based on the project plan would approximate an annual base rent of $1.4 million. The Lease Agreement is a net lease, whereby the Company is responsible for the other costs and expenses associated with the use of the property. Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of the Company obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, the Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. The indemnification agreement will become effective at such time as Cellectis owns 50% or less of the Company outstanding common stock.

The Company is responsible for construction cost overruns. As a result of this involvement, the Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the construction costs on the balance sheet. The sale of the land and structures also does not qualify for sale-leaseback accounting under ASC 840 as a result of “continuing involvement” and the guarantee of the transaction by Cellectis. Under ASC 840, the “continuing involvement” precludes the Company from derecognizing the assets from the balance sheet. When the assets under construction have been substantially completed the assets associated with the project will be capitalized and depreciated over the term of the lease.

The Company has recorded assets under construction related to the financing lease transaction of $3.1 million and a financing lease obligation of $10.1 million as of December 31, 2017. The Company recognized $0.2 million of interest expense related to this arrangement for the year end December 31, 2017.

Forward Purchase Commitments

The Company has forward purchase commitments with growers to purchase seed and grain at future dates in the amount of approximately $1.6 million that are estimated based on anticipated yield and expected price. This amount is not recorded in the financial statements because the Company has not taken delivery of the seed and grain.

12. Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. The Company contributions to the Plan totaled $93 thousand, $66 thousand and $47 thousand for the year ended December 31, 2017, 2016 and 2015, respectively.

13. Segment and Geographic Information

The Company has one operating and reportable segment, R&D of plant gene editing. The Company derives substantially all of its revenue from R&D contracts related to plant gene editing located in the US.

14. Subsequent Events

In December 2013, the Company entered into a Research and Commercial License Agreement (the “License Agreement”) with a subsidiary of Bayer Aktiengesellschaft (“Bayer”), pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with our TALEN technology. The Company believes that Bayer, which has agreed to acquire Monsanto, Inc. and also to sell a significant portion of its seeds business to BASF SE, has breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. As described elsewhere in this Annual Report, the Company’s commercial success depends, in part, on obtaining and maintaining proprietary rights to intellectual property and defending these rights against third-party challenges. Accordingly, the Company gave notice to Bayer of its termination of the License Agreement, and on March 12, 2018, the Company filed a complaint in Delaware Chancery Court alleging that it properly terminated the License Agreement for Bayer’s material breach. The Company has requested a declaration that the License Agreement has terminated and an order of specific performance requiring Bayer to comply with its post-termination obligations. The Company does not expect to incur any significant losses as a result of the proceedings. However, litigation is inherently uncertain, and there can be no assurances with respect to the outcome or consequences of this litigation.