Form 10-Q
period 2018-03-31
Calyxt, Inc.
filed 2018-05-07
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-38161

Calyxt, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	001-38161 (Commission File Number)	27-1967997 (IRS Employer Identification Number)

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

As of May 7, 2018, there were 28,020,786 shares of common stock, $0.0001 par value per share, outstanding.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis” we are referring to Cellectis S.A., our parent company.

The name and trademark, “Cellectis®” and “TALEN®”, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report on Form 10-Q are the property of Cellectis. We own the name and trademark, “Calyxt™”, and own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Securities Exchange Act).

We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

•	Our limited operating history;

•	Our lack of commercial products and our inexperience with the commercialization of product candidates;

•	Our incurrence of significant losses since our inception and likelihood that we will continue to incur significant losses for the foreseeable future;

•	Our reliance on contractual counterparties;

•	Significant competition from competitors with substantially greater resources than us;

•	Public perceptions of genetically engineered products and ethical, legal, environmental, health and social concerns;

•	Uncertain and evolving regulatory requirements within and outside of the United States;

•	Government policies and regulations affecting the agricultural sector and related industries;

•	Commodity prices and other market risks facing the agricultural sector;

•	Our product development efforts use complex integrated technology platforms and require substantial time and resources;

•	Our success in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses;

•	Our reliance on gene-editing technologies that may become obsolete in the future;

•	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;

•	Our reliance on third parties in connection with our field trials and research services;

•	The recognition of value in our products by farmers, and the ability of farmers and food processors to work effectively with our crops;

•	Our ability to produce high-quality plants and seeds cost-effectively on a large scale;

•	Our ability to accurately forecast demand for our products;

•	The needs of food manufacturers and the recognition of shifting consumer preferences;

•	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;

•	Our exposure to product liability claims;

•	The geographic concentration of our business activities;

•	Our ability to use net operating losses to offset future taxable income;

•	The adequacy of our patents and patent applications;

•	Our licensing of intellectual property from Cellectis and reliance on Cellectis to prosecute, maintain, defend or enforce such intellectual property;

•	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;

•	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;

•	Developments in patent and other intellectual property law;

•	Our ability to identify relevant third-party patents and to interpret the relevance, scope and expiration of third party patents;

•	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;

•	Loss or damage to our germplasm libraries;

•	Our ability to retain and attract senior management and key employees;

•	Our relationship with Cellectis, our controlling stockholder, and its ability to control the direction of our business;

•	Our being a “controlled company” and, as a result, qualifying for, and intending to rely on, exemptions from certain corporate governance requirements;

•	Our status as an emerging growth company; and

•	Those factors discussed under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2018 (our Annual Report).

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

Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in, the potential markets for our product. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in our Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Website Disclosure

We use our website (www.calyxt.com) and our corporate Twitter account (@Calyxt_Inc) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter account in addition to following press releases, filings with the SEC, and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Investors and others can receive notifications of new press releases posted on our website by signing up for email alerts.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter account are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Calyxt, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data and Per Share Data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,703	$56,664
Trade accounts receivable	—	—
Due from related parties	47	167
Prepaid expenses and other current assets	2,080	626

Total current assets	52,830	57,457
Property and equipment, net	18,767	14,353
Other long-term assets	270	357

Total assets	$71,867	$72,167

Liabilities and stockholders’ equity
Current liabilities:
Due to related parties	$742	$1,350
Accounts payable	441	1,023
Accrued salaries, wages, and other compensation	490	945
Accrued liabilities	1,256	893
Current deferred revenue	43	43

Total current liabilities	2,972	4,254
Non-current deferred revenue	278	289
Finance lease obligations	14,757	10,148

Total liabilities	18,007	14,691
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized, 27,954,781 and 27,718,780 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3

Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—

Additional paid-in capital	112,775	112,021
Accumulated deficit	(58,918)	(54,548)

Total stockholders’ equity	53,860	57,476

Total liabilities and stockholders’ equity	$71,867	$72,167

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Operations

(Amounts in Thousands except Shares Outstanding and Per Share Amounts)

	Three Months Ended March 31
	2018	2017
	(unaudited)
Revenue	$11	$55
Operating expenses:
Cost of revenue	—	—
Research and development	1,093	1,266
Selling, general, and administrative	3,214	1,578

Total operating expenses	4,307	2,844

Loss from operations	(4,296)	(2,789)
Interest expense, net	(68)	(14)
Foreign currency transaction loss	(6)	(29)

Loss before income taxes	(4,370)	(2,832)
Income tax expense	—	—

Net loss	$(4,370)	$(2,832)

Basic and diluted loss per share	$(0.16)	$(0.14)

Weighted average shares outstanding—basic and diluted	27,851,162	19,600,000

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statement of Stockholders’ Equity

(Amounts in Thousands except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	27,718,780	$3	$112,021	$(54,548)	$57,476

Net loss	—	—	—	(4,370)	(4,370)
Common shares issued upon exercise of options and other	236,001	—	714	—	714
Stock-based compensation	—	—	40	—	40

Balances at March 31, 2018 (unaudited)	27,954,781	$3	$112,775	$(58,918)	$53,860

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Cash Flows

(Amounts in Thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(4,370)	$(2,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156	133
Stock-based compensation	40	134
Unrealized transaction gain (loss) on related party activity	8	(27)
Changes in operating assets and liabilities:
Trade accounts receivable	—	110
Due to/from related parties	(496)	490
Prepaid expenses and other assets	(880)	(426)
Accounts payable	(581)	337
Accrued salaries, wages, and other compensation	(456)	(89)
Accrued liabilities	25	418
Deferred revenue	(11)	45

Net cash used in operating activities	(6,565)	(1,707)

Investing activities
Purchases of property and equipment	(41)	(312)

Net cash used in investing activities	(41)	(312)

Financing activities
Deferred costs	(69)	—
Proceeds from the exercise of stock options	714	—

Net cash provided by financing activities	645	—

Net decrease in cash and cash equivalents	(5,961)	(2,019)
Cash and cash equivalents—beginning of period	56,664	5,026

Cash and cash equivalents—end of period	$50,703	$3,007

Supplemental cash flow information
Interest paid	124	14
Supplemental non-cash investing and financing transactions:
Property and equipment included in financing lease obligation	4,529	—
Deferred costs in accounts payable and accrued liabilities	417

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc., was founded in 2010 and incorporated in Delaware. The Company is headquartered in New Brighton, Minnesota. The Company is a consumer-centric, food- and agriculture-focused company. Prior to the Company’s initial public offering (IPO) on July 25, 2017, Calyxt was a wholly owned subsidiary of Cellectis. As of March 31, 2018, Cellectis owned approximately 79.1% of the Company’s outstanding common stock. Calyxt’s common stock is listed on the Nasdaq market under the ticker symbol “CLXT”.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

This interim information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 14, 2018 (the Annual Report).

Initial Public Offering

On July 25, 2017, the Company completed an IPO of its common stock. The Company sold an aggregate of 8,050,000 shares of common stock at a price of $8.00 per share, including 1,050,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. In the aggregate, the Company received net proceeds from the IPO and exercise of the overallotment option of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million. As part of the IPO, Cellectis purchased 2,500,000 shares of common stock for a value of $20.0 million, the proceeds of which are included in the net proceeds of approximately $58.0 million. The Company used $5.7 million of the proceeds from Cellectis to pay a portion of the outstanding obligations owed to Cellectis.

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

The Company had no trade accounts receivables as of March 31, 2018 or December 31, 2017.

Prepaid Expenses and Other Current Assets

Other current assets represent prepayments, research and development (R&D) tax credits, deferred costs, purchased seed contracts and deposits made by the Company.

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

Leases

Leases are classified as either finance or operating leases, with such classification affecting the pattern of expense recognition in the income statement. In September 2017, the Company entered into a financing lease with respect to the Company’s new corporate headquarters. Refer to Note 10 for more detail.

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

There have been no impairment losses recognized for the three months ended March 31, 2018 or March 31, 2017.

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

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the three months ended March 31, 2018 or March 31, 2017.

	Fair Value Measurements at March 31, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$78	—	$78

Total Assets at Fair Value	—	$78	—	$78

Liabilities at Fair Value
Forward purchase contracts	—	$1	—	$1

Total Liabilities at Fair Value	—	$1	—	$1

	Fair Value Measurements at December 31, 2017,
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$3	—	$3

Total Assets at Fair Value	—	$3	—	$3

Liabilities at Fair Value
Forward purchase contracts	—	$4	—	$4

Total Liabilities at Fair Value	—	$4	—	$4

Forward Purchase Contracts and Derivatives

The Company enters into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. The Company accounts for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. Realized gains and losses from derivative contracts are recorded as R&D expenses as a result of breeding contract activity. The fair value for forward purchase contracts is estimated based on exchange-quoted prices.

Unrealized gains and losses on all derivative contracts are recorded in other current assets or other current liabilities on the balance sheet at fair value. The gains and losses recorded by the Company are not significant for the three months ended March 31, 2018 or 2017.

The table below summarizes the carrying value of derivative instruments as of March 31, 2018 and December 31, 2017.

	Asset Derivatives			Liability Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
		(in thousands)			(in thousands)
Forward purchase contracts	Prepaid expenses and other current assets	$78	$3	Accrued Liabilities—current	$1	$4
Total derivatives		$78	$3		$1	$4

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

For agreements that contain multiple elements, each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis and, for an arrangement that includes a general right of return relative to the delivered products or services, delivery, or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements do not include a general right of return relative to the delivered products.

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

License revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed. No new revenue arrangements were entered into during the three months ended March 31, 2018.

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

Stock-Based Compensation

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. Calyxt recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company is subject to income taxes in U.S. federal and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years ending prior to 2013. In the event of any future tax assessments, the Company’s accounting policy is to record the income taxes and any related interest or penalties as current income tax expense on the statements of operations.

Recently Issued Accounting Pronouncements

As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The guidance in ASU 2014-09 and subsequently issued amendments ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, outlines a comprehensive model for all entities to use in accounting for revenue arising from contracts with customers, as well as required disclosures. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. For public entities, certain not-for-profit entities, and certain employee benefit plans, the new revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, the new revenue standard is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company as the Company currently has insignificant revenues from previously entered R&D contracts. The Company expects to recognize revenues when its first product is commercialized. The impact of adoption of the standard may be more significant once products are commercialized.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the standard during the first quarter of 2018 and it did not have a material impact on the Company.

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

Trade accounts receivable concentration—The Company had no trade accounts receivables as of March 31, 2018 and December 31, 2017.

Revenue concentration—For the three months ended March 31, 2018, 3 customers accounted individually for 80%, 15% and 5%, of revenue, respectively. For the three months ended March 31, 2017, three customers accounted individually for 50%, 30% and 16% of revenue, respectively.

4.	Property and Equipment

Property and equipment consists of the following:

(Amounts in Thousands)	As of March 31, 2018	As of December 31, 2017
Land	$5,690	$5,690
Buildings and other improvements	4,414	4,414
Leasehold improvements	169	169
Office furniture and equipment	1,925	1,672
Computer equipment and software	20	20
Assets under construction	7,988	3,671

	20,206	15,636
Less accumulated depreciation	(1,439)	(1,283)

Property and equipment, net	$18,767	$14,353

As of March 31, 2018, the Company recorded $8.0 million in assets under construction which consists of site improvements and architect fees related to construction of the Company’s new corporate headquarters, of this amount, $7.6 million was funded by the lease obligation pursuant to the sale-leaseback transaction described in Note 10. At completion, the completed asset will be capitalized and depreciated over the term of the lease.

Depreciation expense was $156 thousand and $133 thousand for the three months ended March 31, 2018 and 2017, respectively.

5.	Related-Party Transactions

Due from related parties consists of receivables due from another subsidiary of Cellectis related to payroll services provided by Calyxt to this other subsidiary of Cellectis.

Due to related parties consists of license fees, amounts owed under the intercompany management agreement, and interest charged on outstanding amounts. Amounts due to Cellectis that are included in due to related parties on the balance sheet bear interest at a rate of the European Interbank Offered Rate for 12 months (EURIBOR 12) plus 5% per annum.

The Company has a management agreement with Cellectis, in which the Company pays Cellectis a monthly fee for certain services provided by Cellectis, which include general sales and administration functions, accounting functions, research and development, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $580 thousand and $412 thousand for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company classified $535 thousand and $380 thousand, respectively, as a component of sales, general, and administrative expenses while $45 thousand and $32 thousand, respectively, were classified as a component of R&D expenses.

As of March 31, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $742 thousand, and $1,350 thousand, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

Cellectis entered into a Lease Guaranty with the Landlord, whereby Cellectis has guaranteed all of the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, Calyxt agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of Calyxt’s outstanding common stock.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. Calyxt obtained from Cellectis an exclusive license for the TALEN technology for commercial use in plants. TALEN technology is the primary gene-editing technology used by Calyxt today. The Company will be required to pay a royalty to Cellectis on future sales for the licensing of the technology.

6.	Accrued Liabilities

As of March 31, 2018, and December 31, 2017, the Company had accrued liabilities of $1,256 thousand and $893 thousand, respectively, which consist of unrecognized income related to construction tax incentives and miscellaneous operating expenses.

7.	Net Loss per Share

Basic earnings per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options and restricted stock units (RSUs) are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the three-month periods ended March 31, 2018 and 2017, basic and diluted loss per share were the same.

8.	Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plan

The Company adopted the Calyxt, Inc. Equity Incentive Plan, or the Existing Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, the Company also adopted an omnibus incentive plan, or the Omnibus Plan, under which the Company granted stock options and restricted stock units to certain of our employees and nonemployees, as well as certain employees and nonemployees of Cellectis.

The options granted under the Existing Plan and the Omnibus Plan, which were only eligible for exercise following the completion of the IPO on July 25, 2017, have an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Existing Plan, respectively.

The following table presents stock-based compensation expense included in the Company’s condensed statements of operations (in thousands) for stock options and restricted stock unit awards under the plans:

	Three Months Ended March 31
	2018	2017
Stock-based compensation expense/(benefit) for:
Employee stock options	$298	$—
Employee restricted stock units	435	—
Nonemployee stock options	(712)	—
Nonemployee restricted stock units	(89)	—

	$(68)	$—

	Three Months Ended March 31
	2018	2017
Stock-based compensation expense/(benefit) in operating expenses:
Selling, general and administrative	$369	$—
Research and development	(437)	—

	$(68)	$—

The Company treats stock-based compensation awards granted to employees of Cellectis as dividends, which are recorded quarterly. The Company recorded $712 thousand and $0 in a deemed dividend to Cellectis in the three months ended March 31, 2018 and 2017, respectively, for RSUs and stock options granted to employees of Cellectis.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	3,883,432	$9.16	$49,965	8.8
Granted	79,875	$10.39
Exercised	(196,801)	$3.77	$3,260
Canceled	(147,000)	$13.29

Outstanding at March 31, 2018	3,619,506	$9.60	$14,617	8.6

Exercisable at March 31, 2018	1,125,083	$5.41	$9,386	7.9

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2018 was $10.39. No stock options were granted during the three months ended March 31, 2017. The total fair value of stock options vested during the three months ended March 31, 2018 and 2017 was $475 thousand and $0, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $3.3 million and $0, respectively. At March 31, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $3.7 million, which is expected to be recognized over a weighted-average period of 4.3 years.

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

The following table provides the assumptions used in the Black-Scholes model for the stock option awards:

	Three Months Ended March 31
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.45-2.72%	1.28%
Expected volatility	40.9%-53.7%	25%
Expected life (in years)	6.46-9.21	5.75-6.25

Restricted Stock Units

The following table summarizes the activity of restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,373,933	$8.00
Granted	26,625	$23.39
Canceled	(102,900)	$8.00

Unvested balance at March 31, 2018	1,297,658	$8.32

The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2018 was $23.39. No RSUs were granted during the three months ended March 31, 2017. No RSUs vested during the three months ended March 31, 2018 or 2017. As of March 31, 2018, the Company had approximately $5.3 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 4.7 years.

Cellectis Equity Incentive Plan

Cellectis granted stock options to employees of Calyxt. Compensation costs related to the grant of Cellectis awards to Calyxt’s employees has been recognized in the statements of operations with a corresponding credit to stockholders’ equity, representing Cellectis’ capital contribution to the Company. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.

The following table provides the range of assumptions used in the Black-Scholes model for Cellectis awards:

	Three Months Ended March 31
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	0.03%-0.94%	0.00%-0.42%
Expected volatility	59.09%-65.64%	59.8%-63.2%
Expected life (in years)	6.00-6.12	6.11-6.12

The Company recognized stock-based compensation expense related to Cellectis’ grants of stock options and warrants to Calyxt employees and consultants of $108 thousand and $134 thousand for the three-month periods ended March 31, 2018 and 2017, respectively. The following table summarizes the stock-based compensation expense for Cellectis awards (in thousands), which was recognized in the Company’s statements of operations:

	Three Months Ended March 31
	2018	2017
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$54	$3
Research and development	54	131

	$108	$134

9.	Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation didn’t have any income tax expense impact due to the full valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the first quarter financial statements.

The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Cut and Jobs Act. As of March 31,

2018, the Company had not completed its accounting for the tax effects of the Tax Cut and Jobs Act, as the Company is in the process of analyzing certain aspects of the Tax Cut and Jobs Act, obtaining information, and refining its calculations of the Tax Cut and Jobs Act’s impact. There have been no material measurement period adjustments made during the three months ended March 31, 2018 related to the provisional amounts recorded and disclosed in our Annual Report. The Company expects to complete the accounting for the tax effects of the Tax Cut and Jobs Act during 2018.

As of March 31, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2017.

10.	Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, matters) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. Except as discussed in the following paragraph, the Company has not identified any legal matters needing to be recorded or disclosed as of March 31, 2018.

In December 2013, the Company entered into a Research and Commercial License Agreement (the License Agreement) with a subsidiary of Bayer Aktiengesellschaft (Bayer), pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with our TALEN technology. The Company believes that Bayer, which has agreed to acquire Monsanto, Inc. and also to sell a significant portion of its seeds business to BASF SE, has breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. As described further in our Annual Report, the Company’s commercial success depends, in part, on obtaining and maintaining proprietary rights to intellectual property and defending these rights against third-party challenges. Accordingly, the Company gave notice to Bayer of its termination of the License Agreement, and on March 12, 2018, the Company filed a complaint in Delaware Chancery Court alleging that it properly terminated the License Agreement for Bayer’s material breach. The Company has requested a declaration that the License Agreement has terminated and an order of specific performance requiring Bayer to comply with its post-termination obligations. The Company does not expect to incur any significant losses as a result of the proceedings. However, litigation is inherently uncertain, and there can be no assurances with respect to the outcome or consequences of this litigation. Bayer, as well as other potential competitors, may choose to develop products that may compete with the product candidates that we are developing or may seek to develop in the future, regardless of the outcome of this litigation. If we are unsuccessful in this litigation, Bayer, as well as its successors and assigns, could use the TALEN technology covered by the License Agreement to develop products that may compete with the product candidates that we are developing or may seek to develop in the future.

Leases

The Company has several leases which are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Significant leases are described below.

Current building Lease

The Company leases its existing office space under an amended non-cancelable operating lease that expires in May 2018. Rent expense is recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease requires payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense for the office space was $77 thousand and $65 thousand for three months ended March 31, 2018 and 2017, respectively.

Financing Lease

The Company entered into a sale-leaseback transaction on September 6, 2017 with respect to certain real property and improvements located in Roseville, MN, whereby the Company sold the land and other improvements to a third party in exchange for approximately $7 million in cash and the Company committed to an initial lease term of twenty years, with four options to extend the term of the Lease Agreement for five years each. The transaction also included a construction contract for the Company’s new nearly 40,000 square-foot corporate headquarters which when complete will include office, research laboratory space and outdoor growing plots.

During the construction period, the Company initially pays annual base rent of $490 thousand until the property has been substantially completed, at which time, the lease will commence and the Company will pay annual base rent at the rate of 8% of the total cost which based on the project plan would approximate an annual base rent of $1.4 million. The Lease Agreement is a net lease, whereby the Company is responsible for the other costs and expenses associated with the use of the property. Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, Calyxt agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of Calyxt’s outstanding common stock.

The Company is responsible for construction cost overruns. As a result of this involvement, the Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the construction costs on the Balance Sheet. Lease payments will decrease the finance obligation recorded on the Balance Sheet, net of implied interest. The sale of the land and structures also does not qualify for sale-leaseback accounting under ASC 840 as a result of “continuing involvement” and the guarantee of the transaction by Cellectis. Under ASC 840, the “continuing involvement” precludes the Company from derecognizing the assets from the Balance Sheet. When the assets under construction have been substantially completed the assets associated with the project will be capitalized and depreciated over the term of the lease.

The Company has recorded assets under construction related to the financing lease transaction of $7.6 million and $3.1 million and a financing lease obligation of $14.5 million and $10.1 million as of March 31, 2018 and December 31, 2017 respectively. The Company recognized $123 thousand and 0 of interest expense related to this arrangement for the quarters-ended March 31, 2018 and 2017, respectively.

Obligations to Cellectis

As of March 31, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $742 thousand and $1,350 thousand, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

Forward Purchase Commitments

As of March 31, 2018, and December 31, 2017, the Company has forward purchase commitments with growers to purchase seed and grain at future dates in the amount of approximately $7.0 million and $1.6 million, respectively, that are estimated based on anticipated yield and expected price. This amount is not recorded in the financial statements because the company has not taken delivery of the seed and grain.

11.	Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. Company contributions to the Plan totaled $49 thousand and $27 thousand for the three months ended March 31, 2018 and 2017, respectively.

12.	Segment and Geographic Information

The Company has one operating and reportable segment, R&D of plant gene editing. The Company derives substantially all of its revenue from R&D contracts related to plant gene editing located in the US.

13.	Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in our Annual Report.

Overview

We are a consumer-centric, food- and agriculture-focused company. We are pioneering a paradigm shift to deliver healthier food ingredients, such as healthier oils and high fiber wheat, for consumers and crop traits that benefit the environment and reduce pesticide applications, such as disease tolerance, for farmers. We develop non-transgenic crops leveraging processes that occur in nature by combining our leading gene-editing technology and technical expertise with our innovative commercial strategy. While the traits that enable these characteristics may occur naturally and randomly through evolution—or under a controlled environment through traditional agricultural technologies—those processes are imprecise and take many years, if not decades. Our technology enables us to precisely and specifically edit a plant genome to elicit the desired traits and characteristics, resulting in a final product that has no foreign DNA. We believe the precision, specificity, cost effectiveness and development speed of our gene-editing technologies will enable us to provide meaningful disruption to the food and agriculture industries. Food-related issues, including obesity and diabetes, are some of the most prevalent health issues today and continue to grow rapidly. As awareness of diet-related health issues grows, consumers have emphasized a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed and more convenient. This trend is leading to an increase in the demand for higher valued, premium segments of the food industry, such as higher fiber, reduced gluten and reduced fat products. As a result of these trends, food companies are looking for specialty ingredients and solutions that can help them satisfy their customers’ evolving needs and drive growth in market share and new value-added products.

Our first product candidate, which we expect to be commercialized by the end of 2018, is a high oleic soybean designed to produce a healthier oil that has increased heat stability with zero trans fats. Among our other product candidates are high fiber wheat and herbicide tolerant wheat. We are developing our high fiber wheat to create flour with up to three times more dietary fiber than standard white flour while maintaining the same flavor and convenience of use. Our high fiber wheat may provide benefits associated with a high fiber diet, including reduced risk of coronary heart disease. Our herbicide tolerant wheat is designed to provide farmers with better weed control options to increase yields. We believe each of these three product candidates addresses a multi-billion-dollar market opportunity.

Our highest-priority product candidate, our high oleic soybean, is in Phase III testing, which is the final phase before commercialization. Phase III testing includes developing commercial-scale pilot production, building out supply chain and inventory, and performing customer testing. In the third quarter of 2017, we completed the harvest for our high oleic soybeans and produced sufficient seeds to meet our commercialization target date.

We are an early-stage company and have incurred net losses since our inception. As of March 31, 2018, we had an accumulated deficit of $58.9 million. Our net losses for the three months ended March 31, 2018 and 2017, were $4.4 million and $2.8 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our R&D programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

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

We do not expect to generate material revenue unless and until we successfully complete development and full-scale commercialization of one or more of our product candidates, which may take a number of years and is subject to significant uncertainty. Until such time that we can generate substantial revenues from sales of our product candidates, if ever, we expect to finance our operating activities through a combination of cash on hand, equity offerings, debt financings, government or other third-party funding, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

Comparability of Our Results and Our Relationship with Cellectis

We are a majority-owned subsidiary of Cellectis. As a result, our historical financial information does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company and not a subsidiary of Cellectis during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•	our historical financial information reflects expense allocations for certain support functions that are provided on a centralized basis within Cellectis, such as expenses for business technology, facilities, legal, finance, human resources and business development that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a standalone company and not a subsidiary of Cellectis; and

•	significant increases in our cost structure as a result of becoming a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act, which expenses may increase at such time as we operate as a standalone company and not a subsidiary of Cellectis.

In the future, we expect to incur internal costs to implement certain new systems, including infrastructure and an enterprise resource planning system.

Financial Operations Overview

Revenue

We recognized approximately $11 thousand and $55 thousand of revenue for the three months ended March 31, 2018 and 2017, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

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

We expect to commence commercialization of our high oleic soybean product by the end of 2018. Once commercialized, we expect to generate revenue by selling our high oleic soybean seeds to farmers. We intend to buy grain grown by the farmers utilizing our seeds that meets our quality specifications and expect to generate additional revenue by using the purchased grain to produce soybean meal and soybean oil, which we would then sell to food companies and animal feed companies.

Research and Development Expenses

R&D expenses consist of expenses incurred while performing R&D activities to discover and develop potential product candidates. We recognize R&D expenses as they are incurred.

Our R&D expenses consist primarily of:

•	personnel costs, including salaries and related benefits including non-cash stock option expense, for our employees engaged in scientific R&D functions;

•	cost of third-party contractors, such as contract research organizations, or CROs, and third-party contractors who support our product candidate development;

•	seed increases (small-scale and large-scale testing) for trait validation;

•	purchases and manufacturing of biological materials, real-estate leasing costs, as well as conferences and travel costs;

•	certain other expenses, such as expenses for use of laboratories and facilities for our R&D activities; and

•	costs of in-licensing or acquiring technology from third parties.

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

Critical Accounting Policies and Estimates

Some of the accounting methods and policies used in preparing our financial statements under U.S. GAAP are based on complex and subjective assessments by our management or on estimates based on past experience and assumptions deemed realistic and reasonable based on the circumstances concerned. The actual value of our assets, liabilities and stockholders’ equity and of our losses could differ from the value derived from these estimates if conditions changed and these changes had an impact on the assumptions adopted. We believe that the most significant management judgments and assumptions in the preparation of our financial statements and the notes thereto are named below. For further details, see our financial statements and the notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

Revenue Recognition

We enter into R&D agreements that may consist of nonrefundable up-front payments, milestone payments, royalties and R&D services. In addition, we may license our technology to third parties, which may be part of the R&D agreements.

For agreements that contain multiple elements, each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements do not include a general right of return relative to the delivered products.

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

In the normal course of business, we enter into R&D contracts with third parties whereby we perform R&D of certain gene traits for the third parties. We have entered into various multi-year arrangements under which we perform the R&D of the gene technology and the third parties generally have primary responsibility for any commercialization of the technology. These arrangements are performed with no guarantee of either technological or commercial success.

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

The options granted under the Existing Plan and the Omnibus Plan, which were only eligible for exercise following the completion of the IPO on July 25, 2017, have an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Existing Plan, respectively.

The Company recognized a reduction to compensation expense of $68 thousand and $0 for stock options granted under the plans for the three-month period ended March 31, 2018 and 2017, respectively.

We treat stock-based compensation awards granted to employees of Cellectis as dividends, which we record quarterly. We recorded $712 thousand and $0 in a deemed dividend to Cellectis in the three months ended March 31, 2018, and 2017, respectively, for such restricted stock units and stock options granted to employees of Cellectis.

At March 31, 2018, we had 3,619,506 stock options outstanding, of which 1,125,083 are vested. At March 31, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $3.7million, which we expect to recognize over a weighted-average period of 4.3 years.

As of March 31, 2018, we had1,619,117 shares of common stock issuable upon the exercise of outstanding stock options under the Existing Plan, 2,000,389 shares of common stock issuable upon the exercise of stock options under the Omnibus Plan and restricted stock units with respect to 1,297,658 shares of common stock outstanding under the Omnibus Plan. Of that total, 1,142,233 stock options and restricted stock units were fully vested as of March 31, 2018 or will vest within 60 days of quarter’s end.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are re-measured to fair value until they vest.

At March 31, 2018, we had 1,297,658 restricted stock units outstanding and unvested. As of March 31, 2018, we had approximately $5.3 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 4.7 years.

The fair value of each stock option is estimated using the Black- Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contain a 25% acceleration vesting clause, which was triggered in connection with our IPO. In addition, certain awards contain a provision for 100% accelerated vesting in the event of (a) the termination of employment without cause or (b) the resignation of the employee for good reason within twelve months following a triggering event as defined in the Existing Plan.

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

Cellectis Awards

Cellectis granted stock options to our employees. Compensation costs related to the grant of the Cellectis awards to our employees have been recognized in our statements of operations with a corresponding credit to stockholders’ equity, representing Cellectis’ capital contribution. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends.

Cellectis granted certain Calyxt employees and consultants warrants to purchase Cellectis stock in exchange for services provided to us. We recorded the fair value of the warrants as a dividend paid to Cellectis in exchange for the warrants issued to the consultants.

We recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $108 thousand and $134 thousand for the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,		% change
	2018	2017	2018 vs 2017
	($ in thousands)
Revenue	$11	$55	(80.0)%
Operating expenses:
Cost of revenue	—	—	—
Research and development	1,093	1,266	(13.7)%
Selling, general, and administrative	3,214	1,578	103.7%

Total operating expenses	4,307	2,844	51.4%

Loss from operations	(4,296)	(2,789)	54.0%
Interest expense, net	(68)	(14)	385.7%
Foreign currency transaction loss	(6)	(29)	(79.3)%

Loss before income taxes	(4,370)	(2,832)	54.3%
Income tax expense	—	—	—

Net loss	$(4,370)	$(2,832)	54.3%

Revenue

Revenue decreased $44 thousand, or 80.0%, from $55 thousand for the three months ended March 31, 2017 to $11 thousand for the three months ended March 31, 2018. The decrease was primarily attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of subcontracted R&D that we were performing for third parties.

Cost of revenue

The Company did not incur any cost of revenue for the three months ended March 31, 2017 or for the three months ended March 31, 2018 as a result of our prioritizing the commercial launch of our high oleic soybean product and focusing on advancing our product pipeline rather than undertaking subcontracted R&D obligations.

Research and development expenses

R&D expenses decreased $173 thousand, or 13.7%, from $1.3 million for the three months ended March 31, 2017 to $1.1 million for the three months ended March 31, 2018. The decrease was primarily attributable to reduced subcontracted R&D that we were performing, such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing, coupled with a stock option expense reduction of $437 thousand, partially offset by increased payroll related expenses and stock-based compensation related to Cellectis’ grants of stock options to Calyxt employees and consultants for the first quarter of 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.6 million, or 103.7%, from $1.6 million for the three months ended March 31, 2017 to $3.2 million for the three months ended March 31, 2018. The increase was primarily attributable to higher costs of professional service firms, to support our growth and an increase in personnel expenses as we expand our executive management team coupled with a stock option expense increase of $369 thousand for the first quarter of 2018.

Interest expense, net

Interest expense increased $54 thousand, or 385.7%, from $14 thousand of interest expense for the three months ended March 31, 2017 to $68 thousand of interest expense for the three months ended March 31, 2018. The increase in expense was attributable to interest payments relating to our new headquarters partially offset by the interest earned on the Company’s cash balances.

Foreign currency transaction loss

Foreign currency transaction loss decreased $23 thousand, or 79.3%, from a $29 thousand loss for the three months ended March 31, 2017 to a $6 thousand loss for the three months ended March 31, 2018. The decrease was primarily attributable to a large payoff of the accounts payable balances owed to Cellectis.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $50.7 million.

Sources of Liquidity

Until the completion of our IPO, we funded our operations primarily through cash infusions provided by Cellectis. On July 25, 2017, we completed our IPO of common stock. In the aggregate, we received net proceeds from the IPO and exercise of the underwriters’ option to purchase additional shares of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million.

During the three months ended March 31, 2018 and 2017, we incurred losses from operations of $4.4 million and $2.8 million, respectively, and used net cash in operating activities of $6.6 million and $1.7 million, respectively. At March 31, 2018, we had an accumulated deficit of $58.9 million and we expect to incur losses for the immediate future. Although we believe that we will be able to successfully fund our operations with our cash and cash equivalents as of March 31, 2018 through a significant portion of 2019, there can be no assurance we will be able to do so or that we will ever operate profitably.

Historical Changes in Cash Flows

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 (unaudited)

The table below summarizes our sources and uses of cash for the nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(6,565)	$(1,707)
Net cash used in investing activities	(41)	(312)
Net cash provided by financing activities	645	—

Total	$(5,961)	$(2,019)

Net cash used in operating activities was $6.6 million and $1.7 million in the three months ended March 31, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects an increase in head count, legal professional costs, seed production and storage partially offset by adjustments for non-cash items related to depreciation and stock-based compensation.

Net cash used in investing activities was $41 thousand and $312 thousand in the three months ended March 31, 2018 and 2017, respectively. The majority of the cash used in investing in the three months ended March 31, 2018 was related to purchases of laptops and lab equipment.

Net cash provided by financing activities was $645 thousand and $0 in the three months ended March 31, 2018 and 2017, respectively. The majority of the cash received in financing in the three months ended March 31, 2018 was related to stock options exercises partially offset by deferred costs.

Contractual Obligations, Commitments and Contingencies

Forward Purchase Contracts

We enter into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. We account for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. Realized gains and losses from derivative contracts are recorded as R&D expenses as a result of breeding contract activity. The fair value for forward purchase contracts is estimated based on exchange-quoted prices.

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

Under the Lease Agreement, during the construction period we will initially pay annual base rent of $490 thousand until the earlier of (i) the next day after issuance of a temporary certificate of occupancy or equivalent permit to occupy the property by the City of Roseville and (ii) the next day after the certification of substantial completion executed by the landlord’s architect or contractor confirming that the work to be done on the property has been substantially completed (such date, the Initial Term Commencement Date). Occupancy is expected to be in the second quarter. The Company expects to incur, on the expected occupancy date, minimum lease payments of $163 thousand.

On the Initial Term Commencement Date, we will pay an annual base rent of 8% of the total project cost (Annual Base Rent) with scheduled increases in rent of 7.5% on the sixth, eleventh and sixteenth anniversaries of the Initial Term Commencement Date as well as on the first day of each Renewal Term (as defined in the Lease Agreement). Based on the initial cost of the project we will pay an estimated annual base rent of approximately $1.4 million.

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

We expect to commence commercialization of our high oleic soybean product by the end of 2018. Once commercialized, we expect to generate revenue by selling our high oleic soybean seeds to farmers. We intend to buy grain grown by the farmers utilizing our seeds that meets our quality specifications and expect to generate additional revenue by using the purchased grain to produce soybean meal and soybean oil, which we would then sell to food companies and animal feed companies.

Nevertheless, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our product candidates and begin to commercialize our product candidates that complete the development process. We are subject to all risks incident in the development of new agricultural products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Sales of plant products depend upon planting and growing seasons, which vary from year to year, which is expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability. As we have not yet made any sales of our products, we have not experienced the full nature or extent to which this business may be seasonal. In addition, as a newly public company, we also anticipate we will continue to incur substantial expenses related to audit, legal, regulatory and tax-related services associated with our public company obligations in the United States and our compliance with applicable U.S. exchange listing and SEC requirements. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

During the years ended December 31, 2017 and 2016 and through March 31, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At March 31, 2018, we had an accumulated deficit of $58.9 million and we expect to incur losses for the immediate future. Taking into account our anticipated cash burn rate, we believe our cash and cash equivalents will be sufficient to fund our operations through a significant portion of 2019. However, there can be no assurance that we will be able to do so or that we will ever operate profitably.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance a portion of future cash needs through cash on hand and public or private equity or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common shares. Any of these events could significantly harm our business, financial condition and prospects.

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

JOBS Act

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period for complying with new or revised accounting standards. As an emerging growth company, we have also elected to take advantage of certain reduced disclosure and other requirements that are otherwise generally applicable to public companies. In particular, subject to certain conditions set forth in the JOBS Act, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items, such as, the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply through December 31, 2022 or until we are no longer an emerging growth company, whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to foreign currency exchange risk from the information provided in our Annual Report.

Item 4. Controls and Procedures Internal

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In December 2013, we entered into a License Agreement (the License Agreement) with Bayer, pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with our TALEN technology. We believe that Bayer, which has agreed to acquire Monsanto, Inc. and also to sell a significant portion of its seeds business to BASF SE, has breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. As described further in our Annual Report, our commercial success depends, in part, on obtaining and maintaining proprietary rights to intellectual property and defending these rights against third-party challenges. Accordingly, we have given notice to Bayer of our termination of the License Agreement, and on March 12, 2018, we filed a complaint in Delaware Chancery Court alleging that we properly terminated the License Agreement for Bayer’s material breach. We have requested a declaration that the License Agreement has terminated and an order of specific performance requiring Bayer to comply with its post-termination obligations. We do not expect to incur any significant losses as a result of the proceedings. However, litigation is inherently uncertain, and there can be no assurances with respect to the outcome or consequences of this litigation. Bayer, as well as other potential competitors, may choose to develop products that may compete with the product candidates that we are developing or may seek to develop in the future, regardless of the outcome of this litigation. If we are unsuccessful in this litigation, Bayer, as well as its successors and assigns, could use the TALEN technology covered by the License Agreement to develop products that may compete with the product candidates that we are developing or may seek to develop in the future.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in our Annual Report.

Item 5. Other Information

On May 3, 2018, our board of directors (the Board) approved an amendment of our Bylaws, effective as of May 7, 2018. Section 3.12 of Article 3 of the existing Bylaws has been amended to conform to the corresponding provision included in our Articles of Incorporation. The amendment provides that the Board will have discretion to expand the size of the Board, and any vacancies on the Board shall, except as otherwise required by law, be filled by a majority of the directors then in office or by the sole remaining director. Each director so elected shall hold office for a term that will coincide with the term of the class to which such director shall have been elected. No further changes to the Bylaws have been made.

The foregoing description is qualified in its entirety by the Bylaws, which are attached to this Quarterly Report on Form 10-Q and incorporated by reference herein.

In addition, on May 7, 2018, we entered into an amendment (Amendment No. 1) to the Stockholders Agreement, dated as of July 25, 2017, among us, Cellectis and the other parties thereto (the Stockholders Agreement), to supplement the specified matters that require Cellectis’s approval for so long as Cellectis owns at least 15% of the then outstanding shares of our common stock to include any appointment to, or removal from, the Board of any director. In accordance with the Stockholders Agreement, Amendment No. 1 was approved by the independent directors of the Board.

The foregoing description is qualified in its entirety by Amendment 1 to the Stockholders Agreement, which is attached to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

(a) Index of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)

3.2*	Amended and Restated Bylaws, as amended

10.1*	Amendment No. 1 to Stockholders Agreement dated May 7, 2018 between Cellectis S.A. and Calyxt, Inc.

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2018.

CALYXT, INC.

By:	/s/ Federico A. Tripodi
	Name:	Federico A. Tripodi
	Title:	Chief Executive Officer

By:	/s/ Bryan W.J. Corkal
	Name:	Bryan W.J. Corkal
	Title:	Chief Financial Officer