Form 10-Q
period 2018-06-30
Calyxt, Inc.
filed 2018-08-01
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

2800 Mount Ridge Road

Roseville, MN 55113-1127

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

As of July 30, 2018, there were 32,346,355 shares of common stock, $0.0001 par value per share, outstanding.

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

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

•	Our limited operating history;

•	Our lack of commercial products and our inexperience with the commercialization of product candidates;

•	Our incurrence of significant losses since our inception and likelihood that we will continue to incur significant losses for the foreseeable future;

•	Our reliance on contractual counterparties;

•	Significant competition from competitors with substantially greater resources than us;

•	Public perceptions of genetically engineered products and ethical, legal, environmental, health and social concerns;

•	Uncertain and evolving regulatory requirements within and outside of the United States;

•	Government policies and regulations affecting the agricultural sector and related industries;

•	Commodity prices and other market risks facing the agricultural sector;

•	Our product development efforts use complex integrated technology platforms and require substantial time and resources;

•	Our success in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses;

•	Our reliance on gene-editing technologies that may become obsolete in the future;

•	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;

•	Our reliance on third parties in connection with our field trials and research services;

•	The recognition of value in our products by farmers, and the ability of farmers and food processors to work effectively with our crops;

•	Our ability to secure third party contractors necessary for the commercial launch of our products;

•	Our ability to produce high-quality plants and seeds cost-effectively on a large scale;

•	Our ability to accurately forecast demand for our products;

•	The needs of food manufacturers and the recognition of shifting consumer preferences;

•	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;

•	Our exposure to product liability claims;

•	The geographic concentration of our business activities;

•	Our ability to use net operating losses to offset future taxable income;

•	The adequacy of our patents and patent applications;

•	Our licensing of intellectual property from Cellectis and reliance on Cellectis to prosecute, maintain, defend or enforce such intellectual property;

•	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;

•	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;

•	Developments in patent and other intellectual property law;

•	Our ability to identify relevant third-party patents and to interpret the relevance, scope and expiration of third party patents;

•	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;

•	Loss or damage to our germplasm libraries;

•	Our ability to retain and attract senior management and key employees;

•	Our relationship with Cellectis, our controlling stockholder, and its ability to control the direction of our business;

•	Our being a “controlled company” and, as a result, qualifying for, and intending to rely on, exemptions from certain corporate governance requirements;

•	Our status as an emerging growth company; and

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Calyxt, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data and Per Share Data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,620	$56,664
Trade accounts receivable	—	—
Due from related parties	102	167
Prepaid expenses and other current assets	1,475	626

Total current assets	107,197	57,457
Property and equipment, net	21,337	14,353
Other long-term assets	307	357

Total assets	$128,841	$72,167

Liabilities and stockholders’ equity
Current liabilities:
Due to related parties	$1,337	$1,350
Accounts payable	1,110	1,023
Accrued salaries, wages, and other compensation	627	945
Accrued liabilities	1,959	893
Current deferred revenue	9	43

Total current liabilities	5,042	4,254
Non-current deferred revenue	116	289
Finance lease obligations and other long term liabilities	17,444	10,148

Total liabilities	22,602	14,691
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized, 32,336,106 and 27,718,780 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	172,730	112,021
Accumulated deficit	(66,494)	(54,548)

Total stockholders’ equity	106,239	57,476

Total liabilities and stockholders’ equity	$128,841	$72,167

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Operations

(Amounts in Thousands except Shares Outstanding and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(unaudited)
Revenue	$196	$223	$207	$278
Operating expenses:
Cost of revenue	—	—	—	—
Research and development	3,093	1,453	4,186	2,719
Selling, general, and administrative	4,595	2,010	7,809	3,588

Total operating expenses	7,688	3,463	11,995	6,307

Loss from operations	(7,492)	(3,240)	(11,788)	(6,029)
Interest expense, net	(72)	(30)	(140)	(44)
Foreign currency transaction loss	(12)	(125)	(18)	(154)

Loss before income taxes	(7,576)	(3,395)	(11,946)	(6,227)
Income tax expense	—	—	—	—

Net loss	$(7,576)	$(3,395)	$(11,946)	$(6,227)

Basic and diluted loss per share	$(0.25)	$(0.17)	$(0.41)	$(0.32)

Weighted average shares outstanding—basic and diluted	29,840,827	19,600,000	28,851,491	19,600,000

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statement of Stockholders’ Equity

(Amounts in Thousands except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	27,718,780	$3	$112,021	$(54,548)	$57,476
Net loss	—	—		(11,946)	(11,946)
Common shares issued upon exercise of options and other	559,826		1,241		1,241
Stock-based compensation	—		2,427		2,427
Issuance of common stock	4,057,500	—	57,041		57,041

Balances at June 30, 2018 (unaudited)	32,336,106	$3	$172,730	$(66,494)	$106,239

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Cash Flows

(Amounts in Thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(11,946)	$(6,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	371	268
Stock-based compensation	2,427	692
Unrealized transaction gain (loss) on related party activity	6	(156)
Changes in operating assets and liabilities:
Trade accounts receivable	—	110
Due to/from related parties	47	1,213
Prepaid expenses and other assets	(799)	(448)
Accounts payable	87	284
Accrued salaries, wages, and other compensation	(318)	10
Accrued liabilities	1,504	369
Deferred revenue	(207)	(178)

Net cash used in operating activities	(8,828)	(4,063)
Investing activities
Purchases of property and equipment, net	(498)	(608)

Net cash used in investing activities	(498)	(608)
Financing activities
Advance from Parent	—	3,000
Costs incurred related to the issuance of stock	(665)	(834)
Proceeds from common stock issuance	57,706	—
Proceeds from the exercise of stock options	1,241	—

Net cash provided by financing activities	58,282	2,166

Net decrease in cash and cash equivalents	48,956	(2,505)
Cash and cash equivalents—beginning of period	56,664	5,026

Cash and cash equivalents—end of period	$105,620	$2,521

Supplemental cash flow information
Interest paid	$207	$—
Supplemental non-cash investing and financing transactions:
Property and equipment included in financing lease obligation	$7,096	$—
Offering costs in accounts payable and accrued liabilities	$445	$1,269

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc., was founded in 2010 and incorporated in Delaware. The Company is headquartered in Roseville, Minnesota. The Company is a consumer-centric, food- and agriculture-focused company. Prior to the Company’s initial public offering (IPO) on July 25, 2017, Calyxt was a wholly owned subsidiary of Cellectis. As of June 30, 2018, Cellectis owned approximately 70.2% of the Company’s outstanding common stock. Calyxt’s common stock is listed on the Nasdaq market under the ticker symbol “CLXT”.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Follow-on Public Offering

On May 22, 2018, the Company completed a follow-on offering of its common stock. The Company sold an aggregate of 4,057,500 shares of common stock at a price of $15.00 per share, including 457,500 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. In the aggregate, the Company received net proceeds from the follow-on offering and exercise of the overallotment option of approximately $57.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses totaling approximately $0.7 million. As part of the follow-on offering, Cellectis purchased 550,000 shares of common stock for a value of $8.3 million, the proceeds of which are included in the net proceeds of approximately $57.0 million.

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

The Company had no trade accounts receivables as of June 30, 2018 or December 31, 2017.

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

There have been no impairment losses recognized for the three and six months ended June 30, 2018 or June 30, 2017.

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

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the six months ended June 30, 2018 or June 30, 2017.

	Fair Value Measurements at June 30, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$9	—	$9

Total Assets at Fair Value	—	$9	—	$9

Liabilities at Fair Value
Forward purchase contracts	—	$363	—	$363

Total Liabilities at Fair Value	—	$363	—	$363

	Fair Value Measurements at December 31, 2017,
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$3	—	$3

Total Assets at Fair Value	—	$3	—	$3

Liabilities at Fair Value
Forward purchase contracts	—	$4	—	$4

Total Liabilities at Fair Value	—	$4	—	$4

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

The table below summarizes the carrying value of derivative instruments as of June 30, 2018 and December 31, 2017.

	Asset Derivatives			Liability Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
		(in thousands)			(in thousands)
Forward purchase contracts	Prepaid expenses and other current assets	$9	$3	Accrued Liabilities —current	$363	$4

Total derivatives		$9	$3		$363	$4

As of June 30, 2018, and December 31, 2017, the Company had asset derivatives of $9 thousand and $3 thousand, respectively, and liability derivatives related to forward purchase contracts of $363 thousand and $4 thousand, respectively. The number of farmers and bushels increase in 2018 versus 2017 and a decrease in the futures price of soybean lead to an increase in the liability balance period over period. Increases or decreases of the grain futures price will impact these balances and could lead to significant changes in the balances.

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

License revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed. No new revenue arrangements were entered into during the six months ended June 30, 2018.

Cost of Revenue

Cost of revenue relates to the performance of services or contract research and consists of direct external expenses relating to projects and internal costs, including overhead allocated on a full-time equivalent basis. Cost of revenue was $0 for the three and six months ended June 30, 2018 and 2017.

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

Stock-Based Compensation

The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense using the accelerated attribution method over the vesting period of the award. Stock-based awards issued to nonemployees are remeasured until the award vests. The Company uses the Black-Scholes option pricing model to value its stock option awards. Estimating the fair value of stock option awards requires management to apply judgment and make estimates, including the volatility of the Company’s common stock, the expected term of the Company’s stock options and the expected dividend. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

The expected term of stock options is estimated using the simplified method, or lattice method when appropriate, for employee options as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For options granted to nonemployees, the Company uses the remaining contractual life. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The Company assumes no dividend yield because dividends are not expected to be paid to stockholders in the near future, which is consistent with the Company’s history of not paying dividends to stockholders. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Interest Expense and Income

The Company nets interest expense incurred from the financing lease obligation and interest income earned from the interest on the cash balances within the condensed statement of operations. The interest expense and income for the three months ended June 30, 2018 was $317 thousand and $245 thousand, respectively. The interest expense and income for the six months ended June 30, 2018 was $552 thousand and $412 thousand, respectively.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the standard during the first quarter of 2018 and it did not have a material impact on the Company.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for public entities, certain not-for-profit entities, and certain employee benefit plans for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of adopting this pronouncement.

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

Trade accounts receivable concentration—The Company had no trade accounts receivables as of June 30, 2018 and December 31, 2017.

Revenue concentration—For the three and six months ended June 30, 2018, one customer accounted individually for 99% and 98% of revenue, respectively. For the three and six months ended June 30, 2017, two customers accounted individually for 83% and 12% and 72% and 20% of revenue, respectively.

4.	Property and Equipment

Property and equipment consists of the following:

(Amounts in Thousands)	As of June 30, 2018	As of December 31, 2017
Land	$5,690	$5,690
Buildings and other improvements	14,747	4,414
Leasehold improvements	52	169
Office furniture and equipment	2,317	1,672
Computer equipment and software	0	20
Assets under construction	0	3,671

	22,806	15,636
Less accumulated depreciation	(1,469)	(1,283)

Property and equipment, net	$21,337	$14,353

As of June 30, 2018, the Company capitalized $10.7 million from assets under construction which consists of building and site improvements, office equipment & furniture and architect fees related to construction of the Company’s new corporate headquarters. Of this amount, $10.2 million was funded by the lease obligation pursuant to the sale-leaseback transaction described in Note 10. Following its substantial completion in May 2018, the completed asset was capitalized and will be depreciated over the term of the lease.

Depreciation expense was $215 thousand and $134 thousand for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $371 thousand and $268 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

The Company has a management agreement with Cellectis, in which the Company pays Cellectis a monthly fee for certain services provided by Cellectis, which include general sales and administration functions, accounting functions, research and development, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $399 thousand and $482 thousand for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, the Company classified $364 thousand and $446 thousand, respectively, as a component of sales, general, and administrative expenses while $35 thousand and $36 thousand, respectively, were classified as a component of

R&D expenses. The Company recorded expenses associated with the management agreement of $979 and $895 thousand for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company classified $899 thousand and $830 thousand, respectively, as a component of sales, general, and administrative expenses, while $80 thousand and $65 thousand, respectively, were classified as a component of R&D expenses.

As of June 30, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $1.3 million and $1.4 million, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

Cellectis entered into a Lease Guaranty with the landlord for the Company’s new headquarters, whereby Cellectis has guaranteed all of the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, Calyxt agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of Calyxt’s outstanding common stock.

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

During the quarter ended June 30, 2018, Cellectis purchased 550,000 shares of common stock in the Company’s follow-on offering at the public offering price of $15.00 per share. In addition, in connection with the vesting on June 14, 2018, of restricted stock units for certain employees and nonemployees of the Company and Cellectis, Cellectis purchased 63,175 shares of common stock of the Company at a price of $19.49 per share (the closing price reported on the NASDAQ Global Market on June 14, 2018) directly from such employees and nonemployees in private transactions pursuant to share purchase agreements dated June 13, 2018.

6.	Accrued Liabilities

As of June 30, 2018, and December 31, 2017, the Company had accrued liabilities of $1,959 thousand and $893 thousand, respectively, which consist of purchase commitments and miscellaneous operating expenses.

7.	Net Loss per Share

Basic loss per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options and restricted stock units (RSUs) are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the three- and six-month periods ended June 30, 2018 and 2017, basic and diluted loss per share were the same.

8.	Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plans

The Company adopted the Calyxt, Inc. Equity Incentive Plan, or the Initial Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, the Company also adopted an omnibus incentive plan, or the Omnibus Plan, under which the Company granted stock options and restricted stock units to certain of the Company’s employees and nonemployees, as well as certain employees and nonemployees of Cellectis.

The options granted under the Initial Plan and the Omnibus Plan, which were only eligible for exercise following the completion of the IPO on July 25, 2017, have an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Initial Plan, respectively.

The following table presents stock-based compensation expense included in the Company’s condensed statements of operations (in thousands) for stock options and restricted stock unit awards under the plans:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Stock-based compensation expense for:
Employee stock options	$278	$—	$576	$—
Employee restricted stock units	384	435	819	435
Nonemployee stock options	1,138	—	426	—
Nonemployee restricted stock units	492	8	403	8

	$2,292	$443	$2,224	$443

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Stock-based compensation expense/(benefit) in operating expenses:
Selling, general and administrative	$967	$422	$1,336	$422
Research and development	1,325	21	888	21

	$2,292	$443	$2,224	$443

For accounting purposes, the Company treats stock-based compensation awards granted to employees of Cellectis as deemed dividends to Cellectis, which are recorded quarterly. The Company recorded $663 thousand and $1.4 million and $69 thousand and $69 thousand in deemed dividends to Cellectis in the three and six months ended June 30, 2018 and 2017, respectively, for RSUs and stock options granted to employees of Cellectis.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	3,883,432	$9.16	$49,965	8.8
Granted	83,625	$23.03
Exercised	(333,899)	$3.72	$5,159
Canceled	(249,900)	$13.29

Outstanding at June 30, 2018	3,383,258	$9.74	$30,864	8.4

Exercisable at June 30, 2018	1,361,055	$7.13	$15,977	8.0

The weighted average grant date fair value for stock options granted during the six months ended June 30, 2018 and 2017 was $10.27 and $2.41, respectively. The total fair value of stock options vested during the six months ended June 30, 2018 and 2017 was $2.2 million and $0, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $5.2 million and $0, respectively. At June 30, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $3.7 million, which is expected to be recognized over a weighted-average period of 4.2 years.

The fair value of each stock option is estimated using the Black-Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contained a 25% acceleration vesting clause upon a triggering event or initial public offering as defined in the Initial Plan.

The Company has not historically paid dividends to its stockholders and currently does not anticipate paying any dividends in the foreseeable future. As a result, the Company has assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. The Company uses the simplified method, or the lattice method when appropriate, to reasonably estimate the expected life of its option awards. Expected volatility is based upon the volatility of comparable public companies.

The following table provides the assumptions used in the Black-Scholes model for the stock option awards:

	Six Months Ended June 30
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.45-2.82%	1.25% - 2.31%
Expected volatility	40.9%-54.7%	27.4% - 42.5%
Expected life (in years)	6.34-9.21	1.22 - 10.00

Restricted Stock Units

The following table summarizes the activity of restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,373,933	$8.00
Granted	27,875	$23.03
Vested	(186,727)	$8.00
Canceled	(171,500)	$8.00

Unvested balance at June 30, 2018	1,043,581	$8.40

The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2018 and 2017 was $23.03 and $8.00, respectively. The total fair value of RSUs vested during the six months ended June 30, 2018 and 2017 was $1.7 million and $314 thousand, respectively. As of June 30, 2018, the Company had approximately $4.6 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 4.6 years.

Cellectis Equity Incentive Plans

Cellectis grants stock options to certain employees of Calyxt. Compensation costs related to the grant of Cellectis awards to Calyxt’s employees has been recognized in the statements of operations with a corresponding credit to stockholders’ equity, representing Cellectis’ capital contribution to the Company. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Cellectis’ stock price, and expected dividends.

The following table provides the range of assumptions used in the Black-Scholes model for Cellectis awards:

	Six Months Ended June 30
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	0.03%-0.94%	2.16%-2.31%
Expected volatility	59.09%-65.64%	37.5%-42.3%
Expected life (in years)	6.00-6.12	7.43-10

The Company recognized stock-based compensation expense related to Cellectis’ grants of stock options and warrants to Calyxt employees and consultants of $96 thousand and $115 thousand for the three-month periods ended June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense related to its Cellectis’ grants of stock options and warrants to Calyxt employees and consultants of $203 thousand and $249 thousand for the six-month periods ended June 30, 2018 and 2017, respectively. The following table summarizes the stock-based compensation expense for Cellectis awards (in thousands), which was recognized in the Company’s statements of operations:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$53	$10	$106	$13
Research and development	43	105	97	236

	$96	$115	$203	$249

9.	Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation didn’t have any income tax expense impact due to the full valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the second quarter financial statements.

The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Cut and Jobs Act. As of June 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Cut and Jobs Act, as the Company is in the process of analyzing certain aspects of the Tax Cut and Jobs Act, obtaining information, and refining its calculations of the Tax Cut and Jobs Act’s impact. There have been no material measurement period adjustments made during the three months ended June 30, 2018 related to the provisional amounts recorded and disclosed in our Annual Report. The Company expects to complete the accounting for the tax effects of the Tax Cut and Jobs Act during 2018.

As of June 30, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2017.

10.	Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, matters) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. Except as discussed in the following paragraph, the Company has not identified any legal matters needing to be recorded or disclosed as of June 30, 2018.

In December 2013, the Company entered into a Research and Commercial License Agreement (the License Agreement) with a subsidiary of Bayer Aktiengesellschaft (Bayer), pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with the Company’s TALEN technology. The Company believed that Bayer breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. Accordingly, the Company gave notice to Bayer of its termination of the License Agreement, and on March 12, 2018, the Company filed a complaint in Delaware Chancery Court alleging that it properly terminated the License Agreement for Bayer’s material breach.

On May 15, 2018, Bayer agreed to settle the lawsuit that the Company brought. Under the settlement terms, the parties agreed that the License Agreement is terminated, that Bayer will destroy any technology, related product and confidential information covered by the License Agreement, and that Bayer will permanently abandon patent applications that are based on or include data related to the covered technology. This settlement confirms that Bayer and its subsidiaries have no access to Calyxt technology or intellectual property. The settlement was filed in Delaware Chancery Court on May 15, 2018.

Leases

The Company has several leases that are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Significant leases are described below.

Prior Building Lease

The Company leased office space at 600 County Road D West, Suite 8, New Brighton, Minnesota 55112, under an operating lease that expired in June 2018. Rent expense with respect to this lease was recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease required payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense for the office space was $77 thousand and $65 thousand for the three months ended June 30, 2018 and 2017, respectively. Total rent expense for the office space was $154 thousand and $130 thousand for the six months ended June 30, 2018 and 2017, respectively.

Financing Lease

The Company entered into a sale-leaseback transaction on September 6, 2017 with respect to certain real property and improvements located in Roseville, MN, whereby the Company sold the land and other improvements to a third party in exchange for approximately $7 million in cash and the Company committed to an initial lease term of twenty years, with four options to extend the term of the Lease Agreement for five years each. The transaction also included a construction contract for the Company’s nearly 40,000 square-foot corporate headquarters which includes office, research laboratory space and outdoor growing plots.

During the construction period, which ended in June 2018, the Company initially paid annual base rent of $490 thousand until the property was substantially completed in May, at which time, the lease commenced. Under the lease, the Company now pays an annual base rent of approximately $1.4 million. The Lease Agreement is a net lease, whereby the Company is responsible for the other costs and expenses associated with the use of the property. Cellectis entered into a Lease Guaranty with the landlord for the facilities, whereby Cellectis has guaranteed the Company’s obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles. On November 10, 2017, Calyxt agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of Calyxt’s outstanding common stock.

The Company was responsible for construction cost overruns during the construction period. As a result of this involvement, the Company was deemed the “owner” for accounting purposes during the construction period and was required to capitalize the construction costs on the balance sheet. Lease payments will decrease the finance obligation recorded on the balance sheet, net of implied interest. The sale of the land and structures does not qualify for sale-leaseback accounting under ASC Topic 840, Leases, as a result of “continuing involvement” and the guarantee of the transaction by Cellectis. Under Topic 840, the “continuing involvement” precludes the Company from derecognizing the assets from the balance sheet. Following substantial completion in May 2018, the assets associated with the project were capitalized and will be depreciated over the term of the lease.

As of June 30, 2018, the Company capitalized $10.7 million from assets under construction which consist of building and site improvements, office equipment and furniture and architect fees related to construction of the Company’s new corporate headquarters. Of this amount, $10.2 million was funded by the lease obligation pursuant to the sale-leaseback transaction. The Company recognized $549 thousand and $0 of interest expense related to this arrangement for the six months ended June 30, 2018 and 2017, respectively.

Obligations to Cellectis

As of June 30, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $1.3 million and $1.4 million, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company (Note 5).

Forward Purchase Commitments

As of June 30, 2018, and December 31, 2017, the Company has forward purchase commitments with growers to purchase seed and grain at future dates in the amount of approximately $7.7 million and $1.6 million, respectively, which are estimated based on anticipated yield and expected price. This amount is not recorded in the financial statements because the company has not taken delivery of the seed and grain.

11.	Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. Company contributions to the Plan totaled $27 thousand and $18 thousand for the three months ended June 30, 2018 and 2017, respectively. Company contributions to the Plan totaled $76 thousand and $45 thousand for the six months ended June 30, 2018 and 2017, respectively.

12.	Segment and Geographic Information

The Company has one operating and reportable segment, R&D of plant gene editing. The Company derives substantially all of its revenue from R&D contracts related to plant gene editing located in the United States.

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

Overview

We are a consumer-centric, food- and agriculture-focused company. We are pioneering a paradigm shift to deliver healthier food ingredients, such as healthier oils and high fiber wheat, for consumers and crop traits that benefit the environment and reduce pesticide applications, such as disease resistance, for farmers. We develop non-transgenic crops leveraging processes that occur in nature by combining our leading gene-editing technology and technical expertise with our innovative commercial strategy. While the traits that enable these characteristics may occur naturally and randomly through evolution—or under a controlled environment through traditional agricultural technologies—those processes are imprecise and take many years, if not decades. Our technology enables us to precisely and specifically edit a plant genome to elicit the desired traits and characteristics, resulting in a final product that has no foreign DNA. We believe the precision, specificity, cost effectiveness and development speed of our gene-editing technologies will enable us to provide meaningful disruption to the food and agriculture industries. Food-related issues, including obesity and diabetes, are some of the most prevalent health issues today and continue to grow rapidly. As awareness of diet-related health issues grows, consumers have emphasized a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed and more convenient. This trend is leading to an increase in the demand for higher valued, premium segments of the food industry, such as higher fiber, reduced gluten and reduced fat products. As a result of these trends, food companies are looking for specialty ingredients and solutions that can help them satisfy their customers’ evolving needs and drive growth in market share and new value-added products.

Our first product candidate, for which we expect to commence commercialization by the end of 2018, is a high oleic soybean designed to produce a healthier oil that has increased heat stability with zero trans fats. Among our other product candidates are high fiber wheat and disease resistant wheat. We are developing our high fiber wheat to create flour with up to three times more dietary fiber than standard white flour while maintaining the same flavor and convenience of use. Our high fiber wheat may provide benefits associated with a high fiber diet, including reduced risk of coronary heart disease. Our disease resistant wheat is designed to provide farmers with wheat varieties exhibiting disease resistance options to increase yields. We believe each of these three product candidates addresses a multi-billion-dollar market opportunity.

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

We are an early-stage company and have incurred net losses since our inception. As of June 30, 2018, we had an accumulated deficit of $66.5 million. Our net losses for the three and six months ended June 30, 2018, were $7.6 million and $11.9 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our R&D programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

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

On May 22, 2018, the Company completed a follow-on offering of its common stock. The Company sold an aggregate of 4,057,500 shares at a public offering price of $15.00 per share. In the aggregate, the Company received net proceeds from the follow-on offering of approximately $57.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $0.7 million. As part of the follow-on offering, Cellectis purchased 550,000 shares of common stock for an aggregate purchase price of $8.3 million, the proceeds of which are included in the net proceeds of $57.0 million.

Financial Operations Overview

Revenue

We recognized approximately $196 thousand and $223 thousand of revenue for the three months ended June 30, 2018 and 2017, respectively, and $207 thousand and $278 thousand of revenue for the six months ended June 30, 2018 and 2017, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

To date, we have not generated any product revenue. Our ability to generate future product revenue depends upon our R&D partners’ ability to assist us in successfully developing and commercializing our products. If we fail to complete the development of our product candidates in a timely manner or fail to obtain any necessary regulatory approval, our ability to generate future revenue would be compromised.

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

Cellectis provides us with R&D services, which include our use of database software for recording and tracking our research. We have a management agreement in which Cellectis charges us in euros at cost plus a markup ranging from 0% to 10%.

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

Stock-Based Compensation

Calyxt, Inc. Equity Incentive Plans

We adopted the Calyxt, Inc. Equity Incentive Plan, or the Initial Plan, which allows for the grant of stock options to attract and retain highly qualified employees. In June 2017, we also adopted an omnibus incentive plan, or the Omnibus Plan, under which we have granted stock options and restricted stock units to certain of our employees, nonemployees, and certain employees and nonemployees of Cellectis.

The options granted under the Initial Plan and the Omnibus Plan, which were only eligible for exercise following the completion of the IPO on July 25, 2017, have an exercise price equal to the estimated fair value of the stock at the grant date for the Omnibus Plan and the grant date for the Initial Plan, respectively.

The Company recognized stock-based compensation expense of $2.3 million and $443 thousand for stock options granted under the plans for the three-month period ended June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $2.2 million and $443 thousand for stock options granted under the plans for the six-month period ended June 30, 2018 and 2017, respectively.

For accounting purposes, we treat stock-based compensation awards granted to employees of Cellectis as deemed dividends to Cellectis, which we record quarterly. We recorded $663 thousand and $1.4 million and $69 thousand and $69 thousand in deemed dividends to Cellectis in the three and six months ended June 30, 2018, and 2017, respectively, for such restricted stock units and stock options granted to employees of Cellectis.

At June 30, 2018, we had 3,383,258 stock options outstanding, of which 1,361,055 are vested. At June 30, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $3.7    million, which we expect to recognize over a weighted-average period of 4.2 years.

As of June 30, 2018, we had 1,485,326 shares of common stock issuable upon the exercise of outstanding stock options under the Initial Plan, 1,897,932 shares of common stock issuable upon the exercise of stock options under the Omnibus Plan and restricted stock units with respect to 1,043,581 shares of common stock outstanding under the Omnibus Plan. Of that total, 1,361,055 stock options and restricted stock units were fully vested as of June 30, 2018 or will vest within 60 days of quarter’s end.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are re-measured to fair value until they vest.

At June 30, 2018, we had 1,043,581 restricted stock units outstanding and unvested. As of June 30, 2018, we had approximately $4.6 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 4.6 years.

The fair value of each stock option is estimated using the Black- Scholes option pricing model at each measurement date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends. The awards currently outstanding were granted with vesting terms between two and six years. Certain awards contain a 25% acceleration vesting clause, which was triggered in connection with our IPO. In addition, certain awards contain a provision for 100% accelerated vesting in the event of (a) the termination of employment without cause or (b) the resignation of the employee for good reason within twelve months following a triggering event as defined in the Initial Plan.

We have not historically paid dividends to our stockholders, and we currently do not anticipate paying any dividends in the foreseeable future. As a result, we assumed a dividend yield of 0%. The risk-free interest rate is based upon the rates of U.S. Treasury bills with a term that approximates the expected life of the option. We use the simplified method, or the lattice method when appropriate, to reasonably estimate the expected life of our option awards. Expected volatility is based upon the volatility of comparable public companies.

Cellectis Awards

Cellectis has granted stock options to our employees from time to time. Compensation costs related to the grant of the Cellectis awards to our employees have been recognized in our statements of operations with a corresponding credit to stockholders’ equity, representing Cellectis’ capital contribution. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the stock price, and expected dividends.

Cellectis has also granted certain Calyxt employees and consultants warrants to purchase Cellectis stock in exchange for services provided to us. We recorded the fair value of the warrants as a dividend paid to Cellectis in exchange for the warrants issued to the consultants.

We recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $96 thousand and $115 thousand for the three months ended June 30, 2018 and 2017, respectively, and $203 thousand and $249 thousand for the six months ended June 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		% change
	2018	2017	2018 vs 2017
	($ in thousands)
Revenue	$196	$223	(12.1)%
Operating expenses:
Cost of revenue	—	—	—
Research and development	3,093	1,453	112.9%
Selling, general, and administrative	4,595	2,010	128.6%

Total operating expenses	7,688	3,463	122.0%

Loss from operations	(7,492)	(3,240)	131.2%
Interest expense, net	(72)	(30)	140.0%
Foreign currency transaction loss	(12)	(125)	(90.4)%

Loss before income taxes	(7,576)	(3,395)	123.1%
Income tax expense	—	—	—
Net loss	$(7,576)	$(3,395)	123.1%

Revenue

Revenue decreased $27 thousand, or 12.1%, from $223 thousand for the three months ended June 30, 2017 to $196 thousand for the three months ended June 30, 2018. The decrease was primarily attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of subcontracted R&D that we were performing for third parties.

Cost of revenue

The Company did not incur any cost of revenue for the three months ended June 30, 2017 or for the three months ended June 30, 2018 as a result of our prioritizing the commercial launch of our high oleic soybean product and focusing on advancing our product pipeline rather than undertaking subcontracted R&D obligations.

Research and development expenses

R&D expenses increased $1.6 million, or 112.9%, from $1.5 million for the three months ended June 30, 2017 to $3.1 million for the three months ended June 30, 2018. The increase was primarily attributable to increased R&D that we were performing, such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing, coupled with a stock option expense increase of $1.2 million and by increased payroll related expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.6 million, or 128.6%, from $2.0 million for the three months ended June 30, 2017 to $4.6 million for the three months ended June 30, 2018. The increase was primarily attributable to higher costs of professional service firms, to support our growth and an increase in personnel expenses as we hire additional personnel in connection with our commercialization efforts coupled with a stock option expense increase of $0.6 million.

Interest expense, net

Interest expense increased $42 thousand, or 140.0%, from $30 thousand of interest expense for the three months ended June 30, 2017 to $72 thousand of interest expense for the three months ended June 30, 2018. The increase in expense was attributable to interest payments relating to our new headquarters partially offset by the interest earned on the Company’s cash balances.

Foreign currency transaction loss

Foreign currency transaction loss decreased $113 thousand, or 90.4%, from a $125 thousand loss for the three months ended June 30, 2017 to a $12 thousand loss for the three months ended June 30, 2018. The decrease was primarily attributable to a large payoff of the accounts payable balances owed to Cellectis.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Six Months Ended June 30,		% change
	2018	2017	2018 vs 2017
	($ in thousands)
Revenue	$207	$278	(25.5)%
Operating expenses:
Cost of revenue	—	—	—
Research and development	4,186	2,719	54.0%
Selling, general, and administrative	7,809	3,588	117.6%

Total operating expenses	11,995	6,307	90.2%

Loss from operations	(11,788)	(6,029)	95.5%
Interest expense, net	(140)	(44)	218.2%
Foreign currency transaction loss	(18)	(154)	(88.3)%

Loss before income taxes	(11,946)	(6,227)	91.8%
Income tax expense	—	—	—
Net loss	$(11,946)	$(6,227)	91.8%

Revenue

Revenue decreased $71 thousand, or 25.5%, from $278 thousand for the six months ended June 30, 2017 to $207 thousand for the six months ended June 30, 2018. The decrease was primarily attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of subcontracted R&D that we were performing for third parties.

Cost of revenue

The Company did not incur any cost of revenue for the six months ended June 30, 2017 or for the six months ended June 30, 2018 as a result of our prioritizing the commercial launch of our high oleic soybean product and focusing on advancing our product pipeline rather than undertaking subcontracted R&D obligations.

Research and development expenses

R&D expenses increased $1.5 million, or 54.0%, from $2.7 million for the six months ended June 30, 2017 to $4.2 million for the six months ended June 30, 2018. The increase was primarily attributable to increased R&D that we were performing, such as third-party germplasm breeding, third-party germplasm trials and meal and oil product testing, coupled with a stock option expense increase of $0.7 million and by increased payroll related expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $4.2 million, or 117.6%, from $3.6 million for the six months ended June 30, 2017 to $7.8 million for the six months ended June 30, 2018. The increase was primarily attributable to higher costs of professional service firms, to support our growth and an increase in personnel expenses as we hire additional personnel in connection with our commercialization efforts coupled with a stock option expense increase of $1.0 million.

Interest expense, net

Interest expense increased $96 thousand, or 218.2%, from $44 thousand of interest expense for the six months ended June 30, 2017 to $140 thousand of interest expense for the six months ended June 30, 2018. The increase in expense was attributable to interest payments relating to our new headquarters partially offset by the interest earned on the Company’s cash balances.

Foreign currency transaction loss

Foreign currency transaction loss decreased $136 thousand, or 88.3%, from a $154 thousand loss for the six months ended June 30, 2017 to an $18 thousand loss for the six months ended June 30, 2018. The decrease was primarily attributable to a large payoff of the accounts payable balances owed to Cellectis.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $105.6 million.

Sources of Liquidity

Until the completion of our IPO, we funded our operations primarily through cash infusions provided by Cellectis. On July 25, 2017, we completed our IPO of common stock. In the aggregate, we received net proceeds from the IPO of approximately $58.0 million, after deducting underwriting discounts and commissions of $3.1 million and offering expenses totaling approximately $3.3 million.

On May 22, 2018, the Company completed a follow-on offering of its common stock. The Company sold an aggregate of 4,057,500 shares at a public offering price of $15.00 per share. In the aggregate, the Company received net proceeds from the follow-on offering of approximately $57.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $0.7 million. As part of the follow-on offering, Cellectis purchased 550,000 shares of common stock for an aggregate purchase price of $8.3 million, the proceeds of which are included in the net proceeds of $57.0 million.

During the six months ended June 30, 2018 and 2017, we incurred losses from operations of $11.9 million and $6.2 million, respectively, and used net cash in operating activities of $8.8 million and $4.1 million, respectively. At June 30, 2018, we had an accumulated deficit of $66.5 million and we expect to incur losses for the immediate future. Although we believe that we will be able to successfully fund our operations with our cash and cash equivalents as of June 30, 2018 through late 2020, there can be no assurance we will be able to do so or that we will ever operate profitably.

Historical Changes in Cash Flows

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (unaudited)

The table below summarizes our sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(8,828)	$(4,063)
Net cash used in investing activities	(498)	(608)
Net cash provided by financing activities	58,282	2,166

Total	$48,956	$(2,505)

Net cash used in operating activities was $8.8 million and $4.1 million in the six months ended June 30, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects the net loss for the periods, partially offset by stock-based compensation, depreciation, and the effects of changes in operating assets and liabilities.

Net cash used in investing activities was $498 thousand and $608 thousand in the six months ended June 30, 2018 and 2017, respectively. The majority of the cash used in investing activities in the six months ended June 30, 2018 was attributable to equipment purchases related to our new headquarters and greenhouse facility in Roseville, Minnesota. The majority of the cash used in investing activities in the six months ended June 30, 2017 was attributable to site improvements and architect fees for the design of our new headquarters and greenhouse facility, and related equipment purchases.

Net cash provided by financing activities was $58.3 million and $2.2 million in the six months ended June 30, 2018 and 2017, respectively. The majority of the cash received in financing activities in the six months ended June 30, 2018 was related to net proceeds from our follow-on offering in May 2018 of $57.0 million combined with proceeds from the exercise of stock options of $1.2 million. The majority of the cash received in financing activities in the six months ended June 30, 2017 was attributable to a $3.0 million advance from our parent partially offset by deferred IPO related costs.

Contractual Obligations, Commitments and Contingencies

Forward Purchase Contracts

We enter into supply agreements for grain and seed production with settlement values based on commodity market futures pricing. We account for these derivative financial instruments utilizing the authoritative guidance in ASC Topic 815, Derivatives and Hedging. Realized gains and losses from derivative contracts are recorded as R&D expenses as a result of breeding contract activity. The fair value for forward purchase contracts is estimated based on commodity market future prices. Increases or decreases of these prices will impact these estimates and could lead to significant changes in the gain or loss.

Sale-Leaseback

In September 2017 we consummated a sale-leaseback transaction including a Lease Agreement, dated September 6, 2017, with a third party with respect to our lease of certain real property and improvements located in Roseville, Minnesota for a term of twenty years, with four options to extend the term of the Lease Agreement for five years each (subject to there being no default under the terms of the Lease Agreement beyond any cure period and this property being occupied at the time of such extension).

Pursuant to the purchase agreement, we received approximately $7 million in connection with the sale of the property. The property serves as our new corporate headquarters and lab facilities. The facility is composed of a nearly 40,000 square-foot office and lab building, with greenhouses and outdoor research plots. We are deemed the owner for accounting purposes.

We obtained a temporary certificate of occupancy in May and moved into the new laboratory and office space during May and June of 2018. Because the property was substantially completed in May 2018, the lease commenced with lease payments of $115 thousand per month.

Under the lease, we pay an annual base rent of 8% of the total project cost (Annual Base Rent) with scheduled increases in rent of 7.5% on the sixth, eleventh and sixteenth anniversaries of the Initial Term Commencement Date as well as on the first day of each Renewal Term (as defined in the Lease Agreement). Currently, we pay an annual base rent of approximately $1.4 million.

The Lease Agreement is a net lease and the costs and expenses associated with the property are to be paid for by us. Beginning on the date that is 18 months following the Initial Term Commencement Date, if the landlord decides to sell the property during the term of the Lease Agreement and any extension thereof, we will have a right of first refusal to purchase the property on the same terms offered to any third party.

In consideration of, and as an inducement to, the landlord’s agreement to enter into the Lease Agreement, Cellectis entered into a Lease Guaranty with the landlord, whereby Cellectis has guaranteed all of our obligations under the Lease Agreement. Cellectis’ guarantee of Calyxt’s obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which Calyxt’s tangible net worth exceeds $300 million, as determined in accordance with generally accepted accounting principles.

On November 10, 2017, we agreed to indemnify Cellectis for any obligations incurred by Cellectis under the Lease Guaranty. This indemnification agreement will become effective at such time as Cellectis owns 50% or less of our outstanding common stock.

Operating Capital Requirements

To date, we have not generated any revenues from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. If we fail to complete the development of our product candidates in a timely manner or fail to obtain any necessary regulatory approvals for them, our ability to generate future revenue would be compromised.

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

During the years ended December 31, 2017 and 2016 and through June 30, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At June 30, 2018, we had an accumulated deficit of $66.5 million and we expect to incur losses for the immediate future. Taking into account our anticipated cash burn rate, we believe our cash and cash equivalents will be sufficient to fund our operations through late 2020. However, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2013, we entered into a License Agreement (the License Agreement) with Bayer, pursuant to which we granted Bayer a license to certain patents for the research and commercialization of certain products developed with our TALEN technology. We believe that Bayer breached the License Agreement by filing patent applications in violation of the License Agreement’s provisions and by failing to make a payment due under the License Agreement. Accordingly, we gave notice to Bayer of our termination of the License Agreement, and on March 12, 2018, we filed a complaint in Delaware Chancery Court alleging that we properly terminated the License Agreement for Bayer’s material breach.

On May 15, 2018, Bayer agreed to settle the lawsuit that the Company brought. Under the settlement terms, the parties agreed that the License Agreement is terminated, that Bayer will destroy any technology, related product and confidential information covered by the License Agreement, and that Bayer will permanently abandon patent applications that are based on or include data related to the covered technology. This settlement confirms that Bayer and its subsidiaries have no access to Calyxt technology or intellectual property. The settlement was filed in Delaware Chancery Court on May 15, 2018.

Item 1A.	Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in our Annual Report.

Item 6.	Exhibits

(a) Index of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2018)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2*	Certification of the Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32*	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2018.

CALYXT, INC.

By:	/s/ Federico A. Tripodi
Name:	Federico A. Tripodi
Title:	Chief Executive Officer

By:	/s/ Eric Dutang
Name:	Eric Dutang
Title:	Interim Chief Financial Officer