Form 10-Q
period 2018-09-30
Calyxt, Inc.
filed 2018-11-13
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of November 8, 2018, there were 32,572,359 shares of common stock, $0.0001 par value per share, outstanding.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis” we are referring to Cellectis S.A., our controlling stockholder.

The name and trademark, “Cellectis”® and “TALEN”®, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report on Form 10-Q are the property of Cellectis. We own the name and trademark, “Calyxt”™, and own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

•	Our limited operating history;

•	Our lack of commercial products and our inexperience with the commercialization of product candidates;

•	Our incurrence of significant losses since our inception and likelihood that we will continue to incur significant losses for the foreseeable future;

•	Our reliance on contractual counterparties;

•	Significant competition from competitors with substantially greater resources than us;

•	Public perceptions of genetically engineered products and ethical, legal, environmental, health and social concerns;

•	Uncertain and evolving regulatory requirements within and outside of the United States;

•	Government policies and regulations affecting the agricultural sector and related industries;

•	Commodity prices and other market risks facing the agricultural sector;

•	Our product development efforts use complex integrated technology platforms and require substantial time and resources;

•	Our success in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses;

•	Our reliance on gene-editing technologies that may become obsolete in the future;

•	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;

•	Our reliance on third parties in connection with our field trials and research services;

•	The recognition of value in our products by farmers, and the ability of farmers and food processors to work effectively with our crops;

•	Our ability to secure third party contractors necessary for the commercial launch of our product;

•	Our ability to accurately forecast demand for our products;

•	The needs of food manufacturers and the recognition of shifting consumer preferences;

•	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;

•	Our exposure to product liability claims;

•	The geographic concentration of our business activities;

•	Our ability to use net operating losses to offset future taxable income;

•	The adequacy of our patents and patent applications;

•	Our licensing of intellectual property from Cellectis and reliance on Cellectis to prosecute, maintain, defend or enforce such intellectual property;

•	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;

•	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;

•	Developments in patent and other intellectual property law;

•	Our ability to identify relevant third-party patents and to interpret the relevance, scope and expiration of third party patents;

•	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;

•	Loss or damage to our germplasm libraries;

•	Our ability to retain and attract senior management and key employees;

•	Our relationship with Cellectis, our controlling stockholder, and its ability to control the direction of our business;

•	Our being a “controlled company” and, as a result, qualifying for, and intending to rely on, exemptions from certain corporate governance requirements;

•	Our status as an emerging growth company; and

•

Those factors discussed under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2018 (our “Annual Report”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Calyxt, Inc.

Condensed Balance Sheets

(Amounts in Thousands, Except Share Data and Per Share Data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,796	$56,664
Restricted cash	50	—
Trade accounts receivable	—	—
Due from related parties	166	167
Prepaid expenses and other current assets	967	626

Total current assets	102,979	57,457
Property and equipment, net	21,305	14,353
Other long-term assets	341	357

Total assets	$124,625	$72,167

Liabilities and stockholders’ equity
Current liabilities:
Due to related parties	$1,937	$1,350
Accounts payable	1,240	1,023
Accrued salaries, wages, and other compensation	1,016	945
Accrued liabilities	2,669	893
Current deferred revenue	7	43

Total current liabilities	6,869	4,254
Non-current deferred revenue	91	289
Finance lease obligations and other long term liabilities	17,433	10,148

Total liabilities	24,393	14,691
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized, 32,463,407 and 27,718,780 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	174,206	112,021
Accumulated deficit	(73,977)	(54,548)

Total stockholders’ equity	100,232	57,476

Total liabilities and stockholders’ equity	$124,625	$72,167

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Operations

(Amounts in Thousands except Shares Outstanding and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$27	$44	$234	$322
Operating expenses:
Cost of revenue	—	—	—	—
Research and development	3,307	6,438	7,493	9,157
Selling, general, and administrative	4,419	6,553	12,228	10,141

Total operating expenses	7,726	12,991	19,721	19,298

Loss from operations	(7,699)	(12,947)	(19,487)	(18,976)
Interest income, net	228	48	88	4
Foreign currency transaction loss	(12)	(5)	(30)	(159)

Loss before income taxes	(7,483)	(12,904)	(19,429)	(19,131)
Income tax expense	—	—	—	—

Net loss	$(7,483)	$(12,904)	$(19,429)	$(19,131)

Basic and diluted loss per share	$(0.23)	$(0.51)	$(0.65)	$(0.89)

Weighted average shares outstanding—basic and diluted	$32,381,010	$25,531,572	$30,040,926	$21,615,703

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statement of Stockholders’ Equity

(Amounts in Thousands except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2017	27,718,780	$3	$112,021	$(54,548)	$57,476

Net loss	—			(19,429)	(19,429)
Common shares issued upon exercise of options and other	687,127		2,128		2,128
Stock-based compensation	—		3,016		3,016
Issuance of common stock	4,057,500		57,041		57,041

Balances at September 30, 2018 (unaudited)	32,463,407	$3	$174,206	$(73,977)	$100,232

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Condensed Statements of Cash Flows

(Amounts in Thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(19,429)	$(19,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	727	414
Stock-based compensation	3,016	9,980
Unrealized transaction gain (loss) on related party activity	12	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	—	110
Due to/from related parties	576	1,534
Prepaid expenses and other assets	(325)	(260)
Accounts payable	217	205
Accrued salaries, wages, and other compensation	70	160
Accrued liabilities	1,770	1,250
Deferred revenue	(234)	(222)

Net cash used in operating activities	(13,600)	(5,968)
Investing activities
Purchases of property and equipment, net	(830)	(1,614)

Net cash used in investing activities	(830)	(1,614)
Financing activities
Advances from Cellectis	—	3,000
Repayment of advances from Cellectis	—	(3,000)
Costs incurred related to the issuance of stock	(222)	(3,330)
Proceeds from common stock issuance	57,706	61,292
Proceeds from the exercise of stock options	2,128	182
Financing lease obligation	—	6,957

Net cash provided by financing activities	59,612	65,101

Net increase in cash, cash equivalents and restricted cash	45,182	57,519
Cash, cash equivalents and restricted cash—beginning of period	56,664	5,026

Cash, cash equivalents and restricted cash—end of period	$101,846	$62,545

Supplemental cash flow information
Interest paid	$856	$44
Supplemental non-cash investing and financing transactions:
Property and equipment included in financing lease obligations	$6,849	—
Offering costs in accounts payable and accrued liabilities	$443	$2,081

The following presents cash, cash equivalents and restricted cash by category within the condensed balance sheet:
Cash and cash equivalents	$101,796	$62,545
Restricted cash	50	—

Total	$101,846	$62,545

See accompanying notes to the Unaudited Condensed Financial Statements.

Calyxt, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.	Nature of Business

Calyxt, Inc., formerly known as Cellectis Plant Sciences, Inc., was founded in 2010 and incorporated in Delaware. The Company is headquartered in Roseville, Minnesota. The Company is a consumer-centric, food- and agriculture-focused company. Prior to the Company’s initial public offering (IPO) on July 25, 2017, Calyxt was a wholly owned subsidiary of Cellectis. As of September 30, 2018, Cellectis owned approximately 70.0% of the Company’s outstanding common stock. Calyxt’s common stock is listed on the Nasdaq market under the ticker symbol “CLXT”.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

Restricted Cash

Restricted cash consists of a deposit to secure a one-year grain broker license for $50 thousand entered into in July 2018.

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

The Company had no trade accounts receivables as of September 30, 2018 or December 31, 2017.

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

There have been no impairment losses recognized for the three and nine months ended September 30, 2018 or September 30, 2017.

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

The Company has derivative instruments that are classified as Level 2. The Company does not have any financial instruments classified as Level 3, and there were no movements between these categories during the nine months ended September 30, 2018 or September 30, 2017.

	Fair Value Measurements at September 30, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$—	—	$—

Total Assets at Fair Value	—	$—	—	$—

Liabilities at Fair Value
Forward purchase contracts	—	$413	—	$413

Total Liabilities at Fair Value	—	$413	—	$413

	Fair Value Measurements at December 31, 2017
	(in thousands)
	Level 1	Level 2	Level 3	Net Balance
Asset at Fair Value:
Forward purchase contracts	—	$3	—	$3

Total Assets at Fair Value	—	$3	—	$3

Liabilities at Fair Value
Forward purchase contracts	—	$4	—	$4

Total Liabilities at Fair Value	—	$4	—	$4

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

The table below summarizes the carrying value of derivative instruments as of September 30, 2018 and December 31, 2017.

	Asset Derivatives			Liability Derivatives
Derivatives not designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
		(in thousands)			(in thousands)
Forward purchase contracts	Prepaid expenses and other current assets	$—	$3	Accrued Liabilities—current	$413	$4

Total derivatives		$—	$3		$413	$4

As of September 30, 2018, and December 31, 2017, the Company had asset derivatives of $0 thousand and $3 thousand, respectively, and liability derivatives related to forward purchase contracts of $413 thousand and $4 thousand, respectively. The number of farmers and bushels increased in 2018 compared to 2017. In addition, any decrease in the futures price of soybean would lead to an increase in the liability balance period-over-period. Increases or decreases of the grain futures price will impact these balances and could lead to significant changes in the balances.

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

License revenue from licenses that were granted to third parties is recognized ratably over the period of the license agreements. Revenue from R&D services is recognized over the period the R&D services are performed. No new revenue arrangements were entered into during the nine months ended September 30, 2018.

Cost of Revenue

Cost of revenue relates to the performance of services or contract research and consists of direct external expenses relating to projects and internal costs, including overhead allocated on a full-time equivalent basis. Cost of revenue was $0 for each of the three and nine months ended September 30, 2018 and 2017.

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

Interest Expense and Income

The Company nets interest expense incurred from the financing lease obligation and interest income earned from the interest on the cash balances within the condensed statement of operations. The following table summarizes the activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$349	$3	$901	$46
Interest income	(578)	(93)	(989)	(93)

Interest income, net	$(229)	$(90)	$(88)	$(47)

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

In November 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the third quarter of 2018 upon the initial classification of amounts as restricted cash on the Company’s balance sheet. As the Company did not have restricted cash in prior periods the prior period amounts in the statement of cash flows were unadjusted.

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

Trade accounts receivable concentration—The Company had no trade accounts receivables as of September 30, 2018 and December 31, 2017.

Revenue concentration—For the three months ended September 30, 2018, two customers accounted individually for 94% and 6% of revenue. For the nine months ended September 30, 2018, three customers accounted individually for 86%, 11.0% and 2.0% of revenue. For the three months ended September 30, 2017, four customers accounted individually for 63.0%, 19.5%, 12.6% and 4.8% of revenue. For the nine months ended September 30, 2017, four customers accounted individually for 64.2%, 25.8%, 8.0% and 2.0% of revenue.

4.	Property and Equipment

Property and equipment consists of the following:

(Amounts in Thousands)	As of September 30, 2018	As of December 31, 2017
Land	$5,690	$5,690
Buildings and other improvements	4,454	4,414
Leasehold improvements	10,076	169
Office furniture and equipment	2,875	1,672
Computer equipment and software	2	20
Assets under construction	34	3,671

	23,131	15,636
Less accumulated depreciation	(1,826)	(1,283)

Property and equipment, net	$21,305	$14,353

Depreciation expense was $356 thousand and $146 thousand for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $727 thousand and $414 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company has a management agreement with Cellectis, in which the Company pays Cellectis a monthly fee for certain services provided by Cellectis, which include general sales and administration functions, accounting functions, research and development, legal advice, human resources, and information technology. The Company recorded expenses associated with the management agreement of $975 thousand and $466 thousand for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, the Company classified $918 thousand and $414 thousand, respectively, as a component of sales, general, and administrative expenses while $57 thousand and $52 thousand, respectively, were classified as a component of R&D expenses. The Company recorded expenses associated with the management agreement of $1,954 and $1,361 thousand for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company classified $1,817 thousand and $1,244 thousand, respectively, as a component of sales, general, and administrative expenses, while $137 thousand and $117 thousand, respectively, were classified as a component of R&D expenses.

As of September 30, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $1.9 million and $1.4 million, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company.

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

During the nine months ended September 30, 2018, Cellectis purchased 550,000 shares of common stock in the Company’s follow-on offering at the public offering price of $15.00 per share. In addition, in connection with the vesting on June 14, 2018, of restricted stock units for certain employees and nonemployees of the Company and Cellectis, Cellectis purchased 63,175 shares of common stock of the Company at a price of $19.49 per share (the closing price reported on the NASDAQ Global Market on June 14, 2018) directly from such employees and nonemployees in private transactions pursuant to share purchase agreements dated June 13, 2018.

6.	Accrued Liabilities

As of September 30, 2018, and December 31, 2017, the Company had accrued liabilities of $2,669 thousand and $893 thousand, respectively, which consist of purchase commitments and miscellaneous operating expenses.

7.	Net Loss per Share

Basic loss per share is computed based on the net loss allocable to common stockholders for each period, divided by the weighted average number of common shares outstanding. All outstanding stock options and restricted stock units (RSUs) are excluded from the calculation since they are anti-dilutive. Due to the existence of net losses for the three- and nine-month periods ended September 30, 2018 and 2017, basic and diluted loss per share were the same.

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

The following table presents stock-based compensation expense included in the Company’s condensed statements of operations (in thousands) for stock options and restricted stock unit awards under the plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense for:
Employee stock options	$150	$3,891	$726	$3,891
Employee restricted stock units	(26)	706	794	1,141
Nonemployee stock options	(132)	4,209	293	4,209
Nonemployee restricted stock units	693	385	1,096	393

	$685	$9,191	$2,909	$9,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense/(benefit) in operating expenses:
Research and development	$(10)	$4,652	$878	$4,673
Selling, general and administrative	695	4,539	2,031	4,961

	$685	$9,191	$2,909	$9,634

For accounting purposes, the Company treats stock-based compensation awards granted to employees of Cellectis as deemed dividends to Cellectis, which are recorded quarterly. The Company recorded $415 thousand and $1,790 thousand and $2,769 thousand and $2,838 thousand in deemed dividends to Cellectis in the three and nine months ended September 30, 2018 and 2017, respectively, for RSUs and stock options granted to employees of Cellectis.

Equity instruments issued to non-employees include RSUs and options to purchase shares of the Company’s common stock. These RSUs and options vest over a certain period during which services are provided. The Company expenses the fair market value of the awards over the period in which the related services are received. Unvested awards are remeasured to fair value until they vest.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	3,883,432	$9.16	$49,965	8.8
Granted	295,443	$18.84
Exercised	(461,200)	$4.62	$6,416
Canceled	(576,853)	$12.42

Outstanding at September 30, 2018	3,140,822	$10.14	$17,718	8.2

Exercisable at September 30, 2018	1,314,939	$7.01	$11,429	7.7

The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2018 and 2017 was $9.60 and $2.17, respectively. The total fair value of stock options vested during the nine months ended September 30, 2018 and 2017 was $2.5 million and $10.2 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $6.4 million and $1.0 million, respectively. At September 30, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $4.1 million, which is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table provides the assumptions used in the Black-Scholes model for the stock option awards:

	Nine Months Ended September 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	2.18% – 2.82%	1.25% – 2.31%
Expected volatility	40.86% – 57.2%	27.4% – 45.1%
Expected life (in years)	5.57 – 10.00	1.22 – 10.00

Restricted Stock Units

The following table summarizes the activity of restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2017	1,373,933	$8.00
Granted	276,625	$16.95
Vested	(191,627)	$8.00
Canceled	(358,926)	$8.00

Unvested balance at September 30, 2018	1,100,005	$10.35

The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2018 and 2017 was $16.95 and $8.00, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2018 and 2017 was $1.7 million and $0.3 million, respectively. As of September 30, 2018, the Company had approximately $6.3 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 4.0 years.

Cellectis Equity Incentive Plans

Cellectis grants stock options to certain employees of Calyxt. Compensation costs related to the grant of Cellectis awards to Calyxt’s employees has been recognized in the statements of operations with a corresponding entry to stockholders’ equity, representing Cellectis’ capital contribution to the Company. The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Cellectis’ stock price, and expected dividends.

The following table provides the range of assumptions used in the Black-Scholes model for Cellectis awards:

	Nine Months Ended September 30,
	2018	2017
Expected dividend yield	0%	0%
Risk-free interest rate	0.03%-0.94%	2.16%-2.31%
Expected volatility	59.09%-65.64%	37.5%-42.3%
Expected life (in years)	6.0-6.12	7.43-10

The Company recognized a reduction to compensation expense related to Cellectis’ grants of stock options and warrants to its employees and consultants of $96 thousand for the three months ended September 30, 2018 and the Company recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to Calyxt’s employees and consultants of $98 thousand for the three months ended September 30, 2017. The Company recognized stock-based compensation expense related to Cellectis’ grants of stock options and warrants to Calyxt employees and consultants of $107 thousand and $347 thousand for the nine-month periods ended September 30, 2018 and 2017, respectively. The following table summarizes the stock-based compensation expense for Cellectis awards (in thousands), which was recognized in the Company’s statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense in operating expenses:
Selling, general and administrative	$(115)	$2	$(9)	$7
Research and development	19	96	116	340

	$(96)	$98	$107	$347

9.	Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation didn’t have any income tax expense impact due to the full valuation allowance. The other provisions of the Tax Cuts and Jobs Act [did not have a material impact] on the third quarter financial statements.

The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Tax Cut and Jobs Act. As of September 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Cut and Jobs Act, as the Company is in the process of analyzing certain aspects of the Tax Cut and Jobs Act, obtaining information, and refining its calculations of the Tax Cut and Jobs Act’s impact. There have been no material measurement period adjustments made during the three and nine months ended September 30, 2018 related to the provisional amounts recorded and disclosed in the Company’s Annual Report. The Company expects to complete the accounting for the tax effects of the Tax Cut and Jobs Act during 2018.

As of September 30, 2018, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2017.

10.	Commitments and Contingencies

Litigation and Claims

Various legal actions, proceedings, and claims (generally, matters) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. Except as discussed in the following paragraph, the Company has not identified any legal matters needing to be recorded or disclosed as of September 30, 2018.

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

Prior Building Lease

The Company leased office space at 600 County Road D West, Suite 8, New Brighton, Minnesota 55112, under an operating lease that expired in June 2018. Rent expense with respect to this lease was recognized using the straight-line method over the term of the lease. In addition to minimum lease payments, the office lease required payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense for the office space was $0 thousand and $65 thousand for the three months ended September 30, 2018 and 2017, respectively. Total rent expense for the office space was $154 thousand and $195 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s total financing obligation is classified as a non-current liability of $17.2M and $10.1M as of September 30, 2018 and December 31, 2017, respectively. The increase in the obligation as of September 30, 2018 compared to December 31, 2017 is due to additional construction costs for building and site improvements, office equipment and furniture and architect fees related to construction of the Company’s new corporate headquarters. Based on the terms of the lease no principal payments are due within the next twelve months from the current balance sheet date. The Company recognized $897 thousand and $46 thousand of interest expense related to this arrangement for the nine months ended September 30, 2018 and 2017, respectively.

Obligations to Cellectis

As of September 30, 2018, and December 31, 2017, the Company had short-term Cellectis obligations of $1.9 million and $1.4 million, respectively, consisting of amounts owed under the intercompany management agreement for services provided by Cellectis and costs incurred by Cellectis on behalf of the Company (Note 5).

Forward Purchase Commitments

As of September 30, 2018, and December 31, 2017, the Company has forward purchase commitments with growers to purchase seed and grain at future dates in the amount of approximately $7.3 million and $1.6 million, respectively, which are estimated based on anticipated yield and expected price. This amount is not recorded in the financial statements because the Company has not taken delivery of the seed and grain.

11.	Employee Benefit Plan

The Company provides a 401(k) defined contribution plan (the Plan) for participation by all regular fulltime employees who have completed three months of service. The Plan provides for a matching contribution equal to 100% of the amount of the employee’s salary deduction up to 3% of the salary per employee and an additional 50% match from 3% to 5% of salary. Employees’ rights to the Company’s matching contributions vest immediately. Company contributions to the Plan totaled $28 thousand and $22 thousand for the three months ended September 30, 2018 and 2017, respectively. Company contributions to the Plan totaled $104 thousand and $67 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

Our first product candidate, for which we expect to commence commercialization by the end of 2018 or early in 2019, is a high oleic soybean designed to produce a healthier oil that has increased heat stability with zero trans fats. Among our other product candidates are high fiber wheat and disease resistant wheat. We are developing our high fiber wheat to create flour with up to three times more dietary fiber than standard white flour while maintaining the same flavor and convenience of use. Our high fiber wheat may provide benefits associated with a high fiber diet, including reduced risk of coronary heart disease. Our disease resistant wheat is designed to provide farmers with wheat varieties exhibiting disease resistance options to increase yields. We believe each of these three product candidates addresses a multi-billion-dollar market opportunity.

Our highest-priority product candidate, our high oleic soybean, is in Phase III testing, which is the final phase before commercialization. Phase III testing includes developing commercial-scale pilot production, building out supply chain and inventory, and performing customer testing. In the third quarter of 2017, we completed the harvest for our high oleic soybeans and produced sufficient seeds for the commercialization of our first product candidate.

We are an early-stage company and have incurred net losses since our inception. As of September 30, 2018, we had an accumulated deficit of $74 million. Our net losses for the three and nine months ended September 30, 2018, were $7.5 million and $19.4 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our R&D programs and from selling, general and administrative expenses associated with our operations. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

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

We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of our product candidates and begin to commercialize our product candidates that complete the development process. Until such time that we can generate substantial revenues from sales of our product candidates, if ever, we expect to finance our operating activities through a combination of cash on hand, equity offerings, debt financings, government or other third-party funding, and licensing arrangements. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full.

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

Financial Operations Overview

Revenue

We recognized approximately $27 thousand and $44 thousand of revenue for the three months ended September 30, 2018 and 2017, respectively, and $234 thousand and $322 thousand of revenue for the nine months ended September 30, 2018 and 2017, respectively, from payments we received pursuant to our R&D agreements under which we conduct research activities for a number of companies. Our R&D agreements provide for non-refundable upfront payments that we receive upon execution of the relevant agreement; milestone payments upon the achievement of certain scientific, regulatory or commercial milestones; license payments from licenses that we grant to third parties; and R&D cost reimbursements that are recognized over the period of these services and royalty payments. Our reliance on revenue from our R&D agreements has been systematically diminishing as we purposely reduce the number of R&D contracts we enter into with other companies and focus on in-house product development.

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

We expect to commence commercialization of our high oleic soybean product by the end of 2018 or early in 2019. We intend to buy grain grown by the farmers utilizing our seeds that meets our quality specifications and expect to generate revenue by using the purchased grain to produce soybean meal and soybean oil, which we would then sell to food companies and animal feed companies.

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

We recognized stock-based compensation expense of $685 million and $9,191 thousand for stock options granted under the plans for the three-month period ended September 30, 2018 and 2017, respectively. We recognized stock-based compensation expense of $2,909 million and $9,634 thousand for stock options granted under the plans for the nine-month period ended September 30, 2018 and 2017, respectively.

For accounting purposes, we treat stock-based compensation awards granted to employees of Cellectis as deemed dividends to Cellectis, which we record quarterly. We recorded $415 thousand and $1,790 million and $2,769 thousand and $2,838 thousand in deemed dividends to Cellectis in the three and nine months ended September 30, 2018, and 2017, respectively, for such restricted stock units and stock options granted to employees of Cellectis.

At September 30, 2018, we had 3,140,822 stock options outstanding, of which 1,314,939 are vested. At September 30, 2018, the total unrecognized stock-based compensation expense related to non-vested stock options is approximately $4.1 million, which we expect to recognize over a weighted-average period of 3.6 years.

As of September 30, 2018, we had 1,505,399 shares of common stock issuable upon the exercise of outstanding stock options under the Initial Plan, 1,635,423 shares of common stock issuable upon the exercise of stock options under the Omnibus Plan and restricted stock units with respect to 1,100,005 shares of common stock outstanding under the Omnibus Plan. Of that total, 1,314,939 stock options and restricted stock units were fully vested as of September 30, 2018 or will vest within 60 days of quarter’s end.

Equity instruments issued to non-employees include RSUs and options to purchase shares of our common stock. These RSUs and options vest over a certain period during which services are provided. We expense the fair market value of the awards over the period in which the related services are received. Unvested awards are re-measured to fair value until they vest.

At September 30, 2018, we had 1,100,005 restricted stock units outstanding and unvested. As of September 30, 2018, we had approximately $6.3 million of unrecognized stock-based compensation expense related to restricted stock units that we expect to recognize over a weighted-average period of 4.0 years.

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

We recognized a reduction to compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $96 thousand for the three months ended September 30, 2018 and we recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $98 thousand for the three months ended September 30, 2017. We recognized share-based compensation expense related to Cellectis’ grants of stock options and warrants to our employees and consultants of $107 thousand and $347 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		% change
	2018	2017	2018 vs 2017
	($ in thousands)
Revenue	$27	$44	(38.6)%
Operating expenses:
Cost of revenue	—	—	—
Research and development	3,307	6,438	(48.6)%
Selling, general, and administrative	4,419	6,553	(32.6)%

Total operating expenses	7,726	12,991	(40.5)%

Loss from operations	(7,699)	(12,947)	(40.5)%
Interest income, net	228	48	375%
Foreign currency transaction loss	(12)	(5)	140%

Loss before income taxes	(7,483)	(12,904)	(42.0)%
Income tax expense	—	—	—
Net loss	$(7,483)	$(12,904)	(42.0)%

Revenue

Revenue decreased to $27 thousand for the three months ended September 30, 2018 from $44 thousand for the three months ended September 30, 2017. The decrease was primarily attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of subcontracted R&D that we were preforming for third parties.

Cost of revenue

We did not incur any cost of revenue associated with subcontracted R&D for the three months ended September 30, 2018 or for the three months ended September 30, 2017.

Research and development expenses

R&D expenses decreased $3.1 million, or 49%, from $6.4 million for the three months ended September 30, 2017 to $3.3 million for the three months ended September 30, 2018. This decrease was primarily attributable to a $4.6 million decline in stock-based compensation expense for the three months ended September 30, 2018 compared to the same period in 2017. The comparable period in 2017 included IPO related stock-based compensation expense. Excluding stock-based compensation, R&D expenses increased $1.5 million in the three months ended September 30, 2018 versus the same period last year. This was attributable to higher personnel costs combined with increases in outsourced R&D expenses for germplasm breeding and field trials combined with additional product testing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $2.1 million, or 33%, from $6.5 million for the three months ended September 30, 2017 to $4.4 million for the three months ended September 30, 2018. This decrease was primarily attributable to a $3.8 million decline in stock-based compensation expense for the three months ended September 30, 2018 compared to the same period last year. The comparable period in 2017 included IPO related stock-based compensation expense. Excluding stock-based compensation, SG&A expenses increased $1.7 million in the three months ended September 30, 2018 versus the same period last year. The increase was primarily attributable to $0.6 million of higher professional services and management fees and $0.2 million of additional personnel costs, combined with $0.5 million of added facilities, intellectual property, and marketing related spending to support our commercialization efforts. Expenses related to our CEO transition also contributed $0.4 million to the increase for the three months ended September 30, 2018.

Interest income, net

Interest income, net increased $180 thousand from $48 thousand of interest income, net for the three months ended September 30, 2017 to $228 thousand of interest income, net for the three months ended September 30, 2018. The increase was attributable to an increase in interest income on our higher cash balances partially offset by increased interest expense associated with our new headquarters facility financing lease obligation.

Foreign currency transaction loss

Foreign currency transaction loss increased $7 thousand from a $5 thousand loss for the three months ended September 30, 2017 to a $12 thousand loss for the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (unaudited)

The following table summarizes key components of our results of operations for the periods indicated:

	Nine Months Ended September 30,		% change
	2018	2017	2018 vs 2017
	($ in thousands)
Revenue	$234	$322	(27.3)%
Operating expenses:
Cost of revenue	—	—	—
Research and development	7,493	9,157	(18.2)%
Selling, general, and administrative	12,228	10,141	20.6%

Total operating expenses	19,721	19,298	2.2%

Loss from operations	(19,487)	(18,976)	2.7%
Interest income, net	88	4	2,100%
Foreign currency transaction loss	(30)	(159)	(81.1)%

Loss before income taxes	(19,429)	(19,131)	1.6%
Income tax expense	—	—	—
Net loss	$(19,429)	$(19,131)	1.6%

Revenue

Revenue decreased $88 thousand from $322 thousand for the nine months ended September 30, 2017 to $234 thousand for the nine months ended September 30, 2018. The decrease was attributable to a strategic decision to focus on in-house development of product candidates and to reduce the amount of subcontracted R&D that we were preforming for third parties.

Cost of revenue

We did not incur any cost of revenue associated with subcontracted R&D for the nine months ended September 30, 2017 or September 30, 2018, respectively.

Research and development expenses

R&D expenses decreased $1.7 million, or 18.2%, from $9.2 million for the nine months ended September 30, 2017 to $7.5 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a $3.8 million decline in stock-based compensation expense for the nine months ended September 30, 2018 compared to the same period in 2017. The nine-month period ended September 30, 2017 included IPO related stock-based compensation expense. Excluding stock-based compensation, R&D expenses increased $2.1 million in the nine months ended September 30, 2018 versus the same period last year. This increase was attributable to higher personnel costs combined with increases in outsourced R&D expenses for germplasm breeding and field trials combined with additional product testing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.1 million, or 20.6%, from $10.1 million for the nine months ended September 30, 2017 to $12.2 million for the nine months ended September 30, 2018. Partially offsetting the increase was a $2.9 million decline in stock-based compensation for the nine-month period ended September 30, 2018 from that recorded for the nine-month period ended September 30, 2017. The comparable period in 2017 included IPO related stock-based compensation expense. Excluding stock-based compensation, SG&A expenses increased $ 5.0 million in the nine months ended September 30, 2018 versus the same period last year. The increase was attributable to a $1.4 million increase in intellectual property costs, $1.3 million of higher professional services and management fees, $1.2 million of additional personnel costs, combined with $0.7 million of additional facilities and marketing related spending to support our commercialization efforts. Expenses related to our CEO transition also contributed $0.4 million to the increase for the nine months ended September 30, 2018.

Interest income, net

Interest income, net increased $84 thousand from $4 thousand of interest income, net for the nine months ended September 30, 2017 to $88 thousand of interest income, net for the nine months ended September 30, 2018. The increase was attributable to an increase in interest income, net on our higher cash balances partially offset by increased interest expense associated with our new headquarters facility financing lease obligation.

Foreign currency transaction loss

Foreign currency transaction loss decreased $129 thousand from a $159 thousand loss for the nine months ended September 30, 2017 to a $30 thousand loss for the nine months ended September 30, 2018. The decrease was primarily attributable to decreased accounts payable balances owed to Cellectis subject to currency fluctuation for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $101.8 million.

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

On May 22, 2018, we completed a follow-on offering of its common stock. We sold an aggregate of 4,057,500 shares at a public offering price of $15.00 per share. In the aggregate, we received net proceeds from the follow-on offering of approximately $57.0 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of $0.7 million. As part of the follow-on offering, Cellectis purchased 550,000 shares of common stock for an aggregate purchase price of $8.3 million, the proceeds of which are included in the net proceeds of $57.0 million.

During the nine months ended September 30, 2018 and 2017, we incurred losses from operations of $19.4 million and $19.1 million, respectively, and used net cash in operating activities of $13.6 million and $6.0 million, respectively. At September 30, 2018, we had an accumulated deficit of $74.0 million and we expect to incur losses for the immediate future. Although we believe that we will be able to successfully fund our operations with our cash and cash equivalents as of September 30, 2018 through late 2020, there can be no assurance we will be able to do so or that we will ever operate profitably.

Historical Changes in Cash Flows

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (unaudited)

The table below summarizes our sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(13,600)	$(5,968)
Net cash used in investing activities	(830)	(1,614)
Net cash provided by financing activities	59,612	65,101

Total	$45,182	$57,519

Net cash used in operating activities was $13.6 million and $6.0 million in the nine months ended September 30, 2018 and 2017, respectively. The net cash used in each of these periods primarily reflects the net loss for the periods, partially offset by stock-based compensation, depreciation, and the effects of changes in operating assets and liabilities.

Net cash used in investing activities was $0.8 million and $1.6 million in the nine months ended September 30, 2018 and 2017, respectively. The majority of the cash used in investing activities in the nine months ended September 30, 2018 was attributable to equipment purchases related to our new headquarters and greenhouse facility in Roseville, Minnesota. The majority of the cash used in investing activities in the nine months ended September 30, 2017 was attributable to site improvements and architect fees for the design of our new headquarters and greenhouse facility in Roseville, Minnesota, and related equipment purchases.

Net cash provided by financing activities was $59.6 million and $65.1 million in the nine months ended September 30, 2018 and 2017, respectively. The majority of the cash received in financing activities in the nine months ended September 30, 2018 was related to net proceeds, after deducting underwriting discounts and commissions, of $57.7 million from our follow-on offering in May 2018, partially offset by $0.2 million of paid offering expenses, combined with proceeds from the exercise of stock options of $2.1 million. The majority of the cash received in financing activities in the nine months ended September 30, 2017 was attributable to net proceeds, after deducting underwriting discounts and commissions, of $61.3 million from our initial public offering in July 2017, partially offset by paid offering expenses of $3.3 million, combined with net proceeds from our sale leaseback agreement of $7.0 million.

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

Operating Capital Requirements

To date, we have not generated any revenues from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates. If we fail to complete the development of our product candidates in a timely manner or fail to obtain any necessary regulatory approvals for them, our ability to generate future revenue would be compromised.

We expect to commence commercialization of our high oleic soybean product by the end of 2018 or early in 2019. We intend to buy grain grown by the farmers utilizing our seeds that meets our quality specifications and expect to generate revenue by using the purchased grain to produce soybean meal and soybean oil, which we would then sell to food companies and animal feed companies.

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

During the years ended December 31, 2017 and 2016 and through September 30, 2018, we incurred losses from operations and net cash outflows from operating activities as disclosed in the statements of operations and cash flows, respectively. At September 30, 2018, we had an accumulated deficit of $74 million and we expect to incur losses for the immediate future. Taking into account our anticipated cash burn rate, we believe our cash and cash equivalents will be sufficient to fund our operations through late 2020. However, there can be no assurance that we will be able to do so or that we will ever operate profitably.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to foreign currency exchange risk or to market risk related to changes in interest rates from the information provided in our Annual Report.

Item 4. Controls and Procedures Internal

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2018, Bayer agreed to settle the lawsuit that we brought. Under the settlement terms, the parties agreed that the License Agreement is terminated, that Bayer will destroy any technology, related product and confidential information covered by the License Agreement, and that Bayer will permanently abandon patent applications that are based on or include data related to the covered technology. This settlement confirms that Bayer and its subsidiaries have no access to Calyxt technology or intellectual property. The settlement was filed in Delaware Chancery Court on May 15, 2018.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2018.

CALYXT, INC.

By:	/s/ James A. Blome
	Name:	James A. Blome
	Title:	Chief Executive Officer

By:	/s/ Eric Dutang
	Name:	Eric Dutang
	Title:	Interim Chief Financial Officer