Form 10-Q
period 2019-03-31
Calyxt, Inc.
filed 2019-05-08
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019;

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

(651) 683-2807

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 6th, 2019, there were 32,702,339 shares of common stock, $0.0001 par value per share, outstanding.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock (0.0001 par value)	CLXT	The NASDAQ Global Market

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis,” we are referring to Cellectis S.A., our majority stockholder.

The name and trademark, “Cellectis®” and “TALEN”, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report on Form 10-Q are the property of Cellectis. We own the name and trademark, CalyxtTM and CalynoTM; we also own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, without limitation, factors relating to:

•	Our limited operating history;
•	The challenges associated with achieving operating scale following the launch of our initial commercial product;
•	Our incurrence of significant losses since our inception and the likelihood that we will continue to incur significant losses for the foreseeable future;
•	Significant competition from competitors with substantially greater resources than us;
•	Uncertain and evolving regulatory requirements within and outside of the United States;
•	Government policies and regulations affecting the agricultural sector and related industries;
•	Commodity prices and other market risks facing the agricultural sector;
•	Our reliance on gene-editing technologies that may become obsolete in the future;
•	Our product development efforts use complex integrated technology platforms and require substantial time and resources;
•	Our success in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses;

•	Our need to raise additional funding and the availability of additional capital or capital on acceptable terms;
•	Our reliance on third parties in connection with our field trials and research services;
•	Our limited experience with the commercialization of product candidates;
•	The recognition of value in our products by farmers and food processors, and the ability of farmers and food processors to work effectively with our crops;
•	Our ability to secure third-party contractors necessary for the development and commercial launch of our products;
•	Our reliance on contractual counterparties;
•	Public perceptions of biotechology; genetically engineered products; and ethical, legal, environmental, health and social concerns;
•	Our ability to accurately forecast demand for our products;
•	The needs of food manufacturers and the recognition of shifting consumer preferences;
•	Adverse natural conditions and the highly seasonal and weather-sensitive nature of our business;
•	Our exposure to product liability claims;
•	The geographic concentration of our business activities;
•	Our ability to use net operating losses to offset future taxable income;
•	The adequacy of our patents and patent applications;
•	Our licensing of intellectual property from Cellectis and reliance on Cellectis to prosecute, maintain, defend or enforce such intellectual property;
•	Uncertainty relating to our patent positions that involve complex scientific, legal and factual analysis;
•	The limited lifespan of our patents and limitations in intellectual property protection in some countries outside the United States;
•	Developments in patent and other intellectual property law;
•	Our ability to identify relevant third-party patents and to interpret the relevance, scope and expiration of third-party patents;
•	Potential assertions of infringement, misappropriation or other violations of intellectual property rights, including licensing agreements;
•	Loss or damage to our germplasm libraries and our ability to access and maintain competitive germplasm libraries;
•	Our ability to attract and retain senior management and key employees;
•	Our relationship with Cellectis, our majority stockholder, and its ability to control the direction of our business;
•	Our being a “controlled company” and, as a result, qualifying for, and intending to rely on, exemptions from certain corporate governance requirements;
•	Our status as an emerging growth company; and
•

Those factors discussed under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2019 (our Annual Report).

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock.

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

Website Disclosure

We use our website (www.calyxt.com), our corporate Twitter account (@Calyxt_Inc) and our corporate LinkedIn account (https://www.linkedin.com/company/calyxt-inc) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter and LinkedIn accounts in addition to following press releases, filings with the SEC, and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Investors and others can receive notifications of new press releases posted on our website by signing up for email alerts.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31, 2019 (unaudited)	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$84,231	$93,794
Restricted cash	381	381
Trade accounts receivable	124	-
Due from related parties	130	46
Inventory	379	-
Prepaid expenses and other current assets	1,778	1,301

Total current assets	87,023	95,522
Non-current restricted cash	1,120	1,113
Land, buildings, and equipment	21,854	21,850
Other non-current assets	674	306

Total assets	$110,671	$118,791

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$724	$818
Accrued expenses	1,610	2,007
Accrued compensation and benefits	887	1,305
Due to related parties	875	1,905
Current portion of financing lease obligations	264	258
Other current liabilities	290	711

Total current liabilities	4,650	7,004
Financing lease obligations	18,162	18,227
Other non-current liabilities	156	163

Total liabilities	22,968	25,394

Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 32,707,725 shares issued and 32,692,189 shares outstanding as of March 31, 2019, and 32,664,429 shares issued and 32,648,893 shares outstanding as of December 31, 2018	3	3
Additional paid-in capital	177,750	176,069
Common stock in treasury, at cost; 15,536 shares	(230)	(230)
Accumulated deficit	(89,820)	(82,445)

Total stockholders’ equity	87,703	93,397

Total liabilities and stockholders’ equity	$110,671	$118,791

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three months ended March 31,

	2019	2018

Revenue	$157	$11
Operating expenses:
Cost of revenue	34	-
Research and development	2,044	1,048
Selling, general and administrative	5,241	2,676
Management fees and royalties	361	583

Total operating expenses	7,680	4,307

Loss from operations	(7,523)	(4,296)
Interest, net	172	(68)
Foreign currency transaction loss	(24)	(6)

Loss before income taxes	(7,375)	(4,370)
Income taxes	-	-

Net loss	$(7,375)	$(4,370)

Basic and diluted loss per share	$(0.23)	$(0.16)

Weighted average shares outstanding - basic and diluted	32,677,944	27,851,162

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$93,397
Issuance of common stock		-				-
Shares purchased				-		-
Stock options exercised	43,296		125			125
Expense for all awards vesting in period, net of forfeitures and modifications			1,556			1,556
Net loss					(7,375)	(7,375)

Balances at March 31, 2019	32,692,189	$3	$177,750	$(230)	$(89,820)	$87,703

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity

Balances at December 31, 2017	27,718,780	$3	$112,021	$-	$(54,548)	$57,476
Issuance of common stock		-				-
Shares purchased				-		-
Stock options exercised	236,001		714			714
Expense for all awards vesting in period, net of forfeitures and modifications			40			40
Net loss					(4,370)	(4,370)

Balances at March 31, 2018	27,954,781	$3	$112,775	$-	$(58,918)	$53,860

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Three months ended March 31,

	2019	2018

Operating activities
Net loss	$(7,375)	$(4,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	342	156
Stock-based compensation	1,556	40
Unrealized foreign exchange gain	-	8
Changes in operating assets and liabilities:
Trade accounts receivable	(124)	-
Due to/from related parties	(1,114)	(496)
Inventory	(379)	-
Prepaid expenses and other assets	(624)	(880)
Accounts payable	(94)	(310)
Accrued expenses	(397)	182
Accrued compensation and benefits	(418)	(456)
Other accrued liabilities	(708)	(439)

Net cash used by operating activities	(9,335)	(6,565)

Investing activities
Purchases of land, buildings and equipment	(346)	(41)

Net cash used by investing activities	(346)	(41)

Financing activities
Deferred offering costs	-	(69)
Proceeds from the exercise of stock options	125	714

Net cash provided by financing activities	125	645

Net decrease in cash, cash equivalents and restricted cash	(9,556)	(5,961)
Cash, cash equivalents and restricted cash - beginning of period	95,288	56,664

Cash, cash equivalents and restricted cash - end of period	$85,732	$50,703

See accompanying notes to these financial statements.

CALYXT, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, the accompanying financial statements reflect all adjustments necessary for a fair presentation of our statements of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

For further information, refer to the audited financial statements and notes thereto included in our Annual Report filed with the Securities and Exchange Commission (SEC) on March 12, 2019. The accompanying Balance Sheet as of December 31, 2018 was derived from the audited financial statements but it does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the Annual Report on Form 10-K filed on March 12, 2019, as referenced above. We are only highlighting in this Form 10-Q the material changes from our disclosures in our Annual Report.

Inventory

Inventories are recorded at the lower of cost or net realizable value and include all costs of seed production and grain we purchase as well as costs to transport and process the grain into finished products. Consideration we receive from our growers to purchase seed is reduction in the cost of inventory.

We evaluate inventory balances for obsolescence quarterly using projected selling prices for our products, market prices for the underlying agricultural markets, the age of products, and other factors considering our limited operating history.

Effective January 1, 2019, we designated all seed and grain production agreements as normal purchases and as a result no longer consider these agreements to be accounting derivatives. As a result, we no longer reflect these agreements at fair value. As of that date, any mark-to-market gains or losses were frozen on our balance sheet and will be reflected in inventory upon delivery as part of the cost of the associated grain.

Prior to the commercialization of our High Oleic Soybean Products in late February 2019, we expensed all costs associated with the production of seed and acquisition of grain, net of proceeds from seed sales, as research and development (R&D) expense.

Revenue Recognition

We recognize sales revenue at the point in time control transfers to the customer, which is based on shipping terms. Sales include shipping and handling charges if billed to the customer and are reported net of trade promotion and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added and other excise taxes are not recognized in revenue. Trade promotions are recorded based on estimated participation and performance levels for offered programs at the time of sale. We generally do not allow a right of return. However, on a limited case-by-case basis with prior approval, we may allow customers to return product.

We also recognize revenue from R&D agreements and license agreements. Revenues from R&D agreements may consist of nonrefundable up-front payments, milestone payments, royalties, and services. In addition, we may license our technology to third parties, which may or may not be part of an R&D agreement.

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

Stock-Based Compensation

We measure employee stock-based awards at grant-date fair value and record compensation expense over the vesting period of the award. Grants to nonemployees were previously remeasured each reporting period. Following the adoption of the new accounting pronouncement as discussed below, as of January 1, 2019, we no longer remeasure these awards as the fair value is determined on the grant date

Recently Adopted Accounting Pronouncements

In the first quarter of 2019, we adopted new accounting requirements for recognition of revenue from contracts with customers. We adopted these requirements using the cumulative effect approach. The adoption did not have an impact on our financial statements.

In the first quarter of 2019, we adopted new accounting requirements for share-based payment transactions for acquiring goods and services from nonemployees. The adoption did not have an impact on our financial statements as each of the share-based payment awards granted to nonemployees had a measurement date upon grant, and thus no cumulative adjustment to retained earnings was required.

2.     FINANCIAL INSTRUMENTS, FAIR VALUE, AND CONCENTRATIONS OF CREDIT RISK

The carrying values of cash and cash equivalents, restricted cash, due from related parties, accounts payable, due to related parties, and all other current liabilities approximate fair value. The fair value of our financing lease obligations, including the current portion, are $15.6 million as of March 31, 2019, and $15.8 million as of December 31, 2018. The carrying amounts of our financing lease obligations, including the current portion, were $18.4 million as of March 31, 2019, and $18.5 million as of December 31, 2018. The fair value of our financing lease obligations was determined using discounted cash flow analysis based on market rates for similar types of borrowings. Financing lease obligations are a Level 2 liability in the fair value hierarchy.

Fair Value Measurements and Financial Statement Presentation

As a result of the designation made on January 1, 2019, as described in Note 1 to these financial statements, our forward purchase contracts are no longer carried at fair value.

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of December 31, 2018, were as follows:

	December 31, 2018				December 31, 2018
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Other items reported at fair value:
Forward Purchase Contracts (a)	$-	$1	$-	$1	$-	$248	$-	$248

Total	$-	$1	$-	$1	$-	$248	$-	$248

(a)	The fair value for forward purchase contracts is estimated based on commodity futures market prices.

Commodity Price Risk

We enter into purchase agreements for grain with settlement values based on commodity futures market prices. These agreements allow our counterparty to fix their sale prices to us at various times as defined in the contract. We do not currently hedge these floating or fixed rate exposures.

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related to payments to our Cellectis and third-party purchases. Our principal foreign currency exposure is to the euro. We do not currently hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents, and restricted cash in short-term highly liquid investments and hold deposits at financial institutions that may exceed insured limits. We evaluate the credit worthiness of these institutions in determining the risk associated with these deposits. We have not experienced any losses on these deposits.

3.     RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis. Pursuant to our management services agreement with Cellectis, we also pay management fees for services they provide, primarily information technology, legal, human resources, finance and accounting, and communications services. We perform Cellectis’ U.S. operations payroll services. We incurred management fee expenses of $0.4 million for the three months ended March 31, 2019, and $0.6 million for the three months ended March 31, 2018.

Cellectis also has guaranteed our headquarters lease agreement. Cellectis’ guarantee of our obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million. We also license key technology from Cellectis and owe them royalties on any revenue we generate from sales of product as well as a percentage of any sublicense revenues we generate. Any amounts borrowed from Cellectis bear floating-rate interest at a rate of 12-month Euribor plus five percent per annum.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained from Cellectis an exclusive license for the TALEN technology for commercial use in plants. TALEN technology is the primary gene-editing technology used by us today. We incurred nominal license fees under these agreements in the three-month periods ended March 31, 2019 and 2018.

4. NET LOSS PER SHARE

Basic and diluted loss per share were calculated using the following:

All outstanding stock options and restricted stock units are excluded from the calculation since they are anti-dilutive.

	Three months ended March 31,
In Thousands, Except Share Data and Per Share Amounts	2019	2018

Net loss	$(7,375)	$(4,370)
Average number of common shares—basic and diluted EPS	32,677,944	27,851,162

Loss per share—basic and diluted	$(0.23)	$(0.16)

	2019	2018

Anti-dilutive stock options and restricted stock units	4,385,595	4,917,164

We have not used the treasury method in determining the number of anti-dilutive stock options and restricted stock units in the table above.

5. STOCK-BASED COMPENSATION

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

As of March 31, 2019, 896,478 shares were registered and available for grant under effective registration statements, while, 4,159,660 shares were available for grant in the form of stock options, restricted stock, and restricted stock units under the 2017 Plan. Stock-based awards currently outstanding also include some granted under the 2014 Plan, under which no further awards will be granted.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three months ended March 31,

	2019	2018

Estimated fair values of stock options granted	$9.45	$10.39
Assumptions:
Risk-free interest rate	2.5%	2.5% - 2.7%
Expected volatility	78.9%	40.9% - 53.7%
Expected term (in years)	6.9 years	6.5 – 9.2 years

We estimate the fair value of each option on the grant date or other measurement date if applicable using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior and dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. We estimate our future stock price volatility using the historical volatility of comparable public companies over the expected term of the option. Our expected term represents the period of time that options granted are expected to be outstanding determined using the simplified method. We have not nor do we expect to pay dividends for the foreseeable future.

Option strike prices are set at 100 percent or more of the closing share price on the date of grant, and generally vest over six years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share

Balance as of December 31, 2018	1,278,038	$7.45	3,201,887	$ 10.67
Granted			180,000	13.01
Exercised			(34,402)	3.63
Forfeited or expired			(2,205)	13.29

Balance as of March 31, 2019	1,340,631	$7.59	3,345,280	$ 10.87

Stock-based compensation expense related to stock option awards was $0.8 million for the three months ended March 31, 2019, and $0.1 million for the three months ended March 31, 2018. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2019, was $23.3 million and the weighted average remaining contractual term was 8.0 years as of that date.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three months ended March 31,
In Thousands	2019	2018

Net cash proceeds	$125	$714

Intrinsic value of options exercised	$353	$3,260

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted to key employees under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value

Unvested balance at December 31, 2018	1,051,414	$10.15
Vested	(8,894)	14.91
Unvested balance at March 31, 2019	1,042,520	$9.64

The total grant-date fair value of restricted stock unit awards that vested was $0.1 million for three months ended March 31, 2019, and zero for three months ended March 31, 2018.

As of March 31, 2019, unrecognized compensation expense related to non-vested stock options and restricted stock units was $10.2 million. This expense will be recognized over 51 months on average for stock options and over 45 months on average for restricted stock units, assuming no change in the remeasurement value of grants made to non-employees in this calculation.

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends of $0.4 million for the three months ended March 31, 2019, and $0.7 million for the three months ended March 31, 2018.

Cellectis Equity Incentive Plan

Prior to 2018 Cellectis granted stock options to our employees. Compensation costs related to these grants have been recognized in the statements of operations with a corresponding credit to stockholders’ equity, representing Cellectis’ capital contribution to us. The fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model.

We recognized stock-based compensation expense related to Cellectis’ grants of $0.1 million for the three months ended March 31, 2018. Expenses in 2019 were immaterial.

6. INCOME TAXES

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.

As of March 31, 2019, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2018.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. The lease term is twenty years and we hold four five-year options to extend the lease.

Rent expense from all operating leases was $49 thousand for three months ended 2019, and $81 thousand for three months ended 2018.

Sale-Leaseback of Equipment

In December 2018 we consummated a sale-leaseback transaction with a third party to finance equipment. The lease has a term of four years and we may add up to $1.1 million of future equipment purchases to the financing agreement. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. At March 31, 2019, this restricted cash totaled $1.5 million.

Other Commitments

As of March 31, 2019, we have committed to purchase grain from farmers at dates throughout 2019 and 2020 aggregating $19.7 million using commodity futures market prices, other payments to growers and estimated yields per acre. This amount is not recorded in the financial statements because we have not taken delivery of the grain as of that date.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed three months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately. Our expense was $56 thousand for the three months ended March 31, 2019, and $49 thousand for the three months ended March 31, 2018.

9. SUPPLEMENTAL INFORMATION

Certain statements of operations amounts are as follows:

	Three months ended March 31,
In Thousands	2019	2018

Stock compensation expense:
Research and development	$240	$(437)
Selling, general and administrative	1,316	369

Total	$1,556	$(68)

	Three months ended March 31,
In Thousands	2019	2018

Interest expense	$(370)	$(235)
Interest income	542	167

Interest, net	$172	$(68)

Certain statements of cash flows amounts are as follows:

	As of March 31,
In Thousands	2019	2018

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$84,231	$50,703
Restricted cash, current	381	-
Non-current restricted cash	1,120	-

Total	$85,732	$50,703

	As of March 31,

In Thousands	2019	2018

Non-cash additions to land, buildings and equipment	$-	$4,529
Deferred cost in accounts payable and accrued liabilities	-	$417

Total	$-	$4,946

10. Segment Information

We operate in a single reportable segment, food ingredients. Our current commercial focus is North America. Our major product categories are High Oleic Soybean Oil and High Oleic Soybean Meal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K filed on March 12, 2019.

EXECUTIVE OVERVIEW

We are a healthy food ingredient company. We leverage proprietary intellectual property, our technical expertise, and an end-to-end supply chain toward our mission of “Making the Food You Love a Healthier Choice™”.

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

Our first commercial products are oil and meal derived from a High Oleic Soybean designed to produce a healthier oil that has increased heat stability with zero trans fats per serving. We completed our first sales of our High Oleic Soybean Oil and High Oleic Soybean Meal in the first quarter of 2019. Among our other product candidates are other soybean products and a High Fiber Wheat.

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

We are an early-stage company and have incurred net losses since our inception. As of March 31, 2019, we had an accumulated deficit of $89.8 million. Our net losses were $7.4 million for the three months ended March 31, 2019, and $4.4 million for the three months ended March 31, 2018. Costs incurred in connection with our R&D programs and to compensate our employees, including non-cash stock compensation expense, are the primary drivers of our net loss. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

•	build out a sales, marketing and distribution infrastructure, including relationships across our supply chain, to commercialize products that have completed the development process;
•	conduct additional breeding and field trials of our current and future product candidates;
•	secure manufacturing arrangements for commercial production;
•	continue to advance the R&D of our current and future product candidates;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates, technologies, germplasm or other biological material;
•	are required to seek regulatory and marketing approvals for our product candidates;
•	make royalty and other payments under any in-license agreements;
•	maintain, protect, expand and defend our intellectual property portfolio;

•	seek to attract and retain new and existing skilled personnel; and
•	experience any delays or encounter issues with any of the above.

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $85.7 million. While we achieved commercialization in the three months ended March 31, 2019, we do not expect to generate significant revenue from product sales unless and until we are able to fully commercialize our High Oleic soybean and one or more other current or future product candidates, which may take a number of years and is subject to significant uncertainty. See “Capital Resources.”

COMPARABILITY OF OUR RESULTS AND OUR RELATIONSHIP WITH CELLECTIS

We are a majority-owned subsidiary of Cellectis. As of March 31, 2019, Cellectis owns approximately 69.5% of our outstanding common stock. As a result, our historical financial information does not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company and not a subsidiary of Cellectis during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•

our historical financial information reflects expense allocations for certain support functions that are provided on a centralized basis within Cellectis pursuant to a management services agreement, such as expenses for technology, facilities, legal, finance, and human resources that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a standalone company and not a subsidiary of Cellectis; and

•

significant increases in our cost structure as a result of becoming a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act, which expenses may increase at such time as we operate as a standalone company and not a subsidiary of Cellectis.

Cellectis also has certain contractual rights as long as it maintains threshold beneficial ownership levels in our shares. In addition, we entered into a license agreement with Cellectis in 2017, or pursuant to which we hold an exclusive, worldwide license in plants to key intellectual property owned by Cellectis.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2019 AND 2018

In the three months ended March 31, 2019, we commercialized our first products, High Oleic Soybean Oil and High Oleic Soybean Meal. We continued to incur costs associated with commercialization, including expanding our supply chain. Upon achieving commercialization, we started capitalizing purchases of grain as inventory. A summary of our results of operations for the three months ended March 31, 2019 and March 31, 2018 follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change

	(In thousands, except percentage values)
Revenue	$157	$11	$146	nm
Cost of goods sold	34	—	34	nm
Research and development expense	2,044	1,048	996	95.0%
Selling, general and administrative expense	5,241	2,676	2,565	95.9%
Management fees and royalties	361	583	(222)	(38.1%)
Interest, net	172	(68)	240	nm
Other income and expense	(24)	(6)	(18)	nm

Net loss	$(7,375)	$(4,370)	$(3,005)	68.8%

Revenue and Cost of Goods Sold

Revenue increased $0.1 million in the three months ended March 31, 2019, compared to the same period a year ago. The increase in revenue was driven by the commercialization of our first products, High Oleic Soybean Oil and High Oleic Soybean Meal. Cost of goods sold in the period reflect supply chain costs associated with the processing and transportation of grain we purchased prior to commercialization. Because we previously expensed all costs, including grain, seed production costs and consideration received for seed, if applicable, as R&D expense prior to commercialization, as we incur costs associated with transporting and processing that grain, they will also be expensed as cost of goods sold. As a result, current margins are not representative of future margins.

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

The $1.0 million increase in R&D expenses for the three months ended March 31, 2019, compared to the same period a year ago was primarily due to increased headcount and an increase in non-cash stock compensation expense of $0.6 million.

Selling, General, and Administrative Expenses

The $2.6 million increase in the three months ended March 31, 2019, compared to the same period a year ago was due to $0.9 million of incremental stock compensation expense, costs associated with hiring our executive team and adding three board members over the past nine months, and professional services costs associated with being a public company.

Interest, net

Interest, net is the result of interest income resulting from investments of cash and cash equivalents, partially offset by interest expense on our financing lease obligations. It has remained relatively constant over time, driven by balances, yields, and timing of our capital raises and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $85.7 million.

We incurred losses from operations of $7.4 million for the three months ended March 31, 2019, and $4.4 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of $89.8 million and we expect to incur losses for the foreseeable future.

Cash Flows from Operating Activities

	Three months ended March 31,
In Thousands	2019	2018

Net loss	$(7,375)	$(4,730)
Depreciation	342	156
Stock-based compensation	1,556	40
Unrealized transaction gain (loss) on related party activity	-	8
Changes in operating assets and liabilities	(3,858)	(2,399)

Net cash used by operating activities	$(9,335)	$(6,565)

Net cash used by operating activities was $9.3 million for the three months ended March 31, 2019, compared to net cash used by operating activities for the three months ended March 31, 2018 of $6.5 million. The increase was due to expenses related to increased headcount and legal and professional fees associated with expanding our commercial infrastructure and investing in our R&D pipeline, including purchasing grain in advance of our commercialization of our first product candidate, High Oleic Soybean.

Cash Flows from Investing Activities

	Three months ended March 31,
In Thousands	2019	2018

Purchases of land, building, and equipment	$(346)	$(41)

Net cash used by investing activities	$(346)	$(41)

Net cash used by investing activities was $346 thousand for the three months ended March 31, 2019, compared to net cash used by investing activities for the three months ended March 31, 2018 of $41 thousand. The increase was due to purchases of lab equipment and furniture and fixtures for our new headquarters facility.

Cash Flows from Financing Activities

	Three months ended March 31,
In Thousands	2019	2018

Deferred offering costs	$-	$(69)
Proceeds from the exercise of stock options	125	714

Net cash provided by financing activities	$125	$645

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2019, compared to net cash provided by financing activities for the three months ended March 31, 2018 of $0.6 million. The decrease was due to lower proceeds from the exercise of stock options.

CAPITAL RESOURCES

We have $264 thousand of long-term financing obligations maturing in the next 12 months that is classified as current. Taking into account our anticipated cash burn rate, we believe our cash, cash equivalents and restricted cash as of March 31, 2019, will be sufficient to fund our operations through at least early 2021. The period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, which are described in our Annual Report.

Operating Capital Requirements

As of March 31, 2019, we had generated $0.2 million in revenues from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue to incur substantial expenses related to our public company obligations, the continued development of our product candidates, and the commercialization of our product candidates that complete the development process. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

Until we can generate substantial revenue from sales of our products, if ever, we expect to finance a portion of future cash needs through cash on hand and public or private equity or debt financings, government or other third-party funding and licensing arrangements. However, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Failure to receive additional funding could cause us to cease operations, in part or in full. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common shares. Any of these events could significantly harm our business, financial condition and prospects.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

There were no material changes in our commitments during the three months ended March 31, 2019, under contractual obligations as disclosed in our Annual Report.

OFF BALANCE SHEET OBLIGATIONS

As of March 31, 2019, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Except as disclosed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risk are commodity price and interest rate sensitivity.

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of the Annual Report. Our exposure to market risk has not changed materially since December 31, 2018.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of March 31, 2019. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in our Annual Report.

Item 2. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2019.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer