Form 10-Q
period 2019-06-30
Calyxt, Inc.
filed 2019-08-07
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019;

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

As of August 6th, 2019, there were 32,866,100 shares of common stock, $0.0001 par value per share, outstanding.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis,” we are referring to Cellectis S.A., our majority stockholder.

We own the name and trademark, Calyxt® and CalynoTM; we also own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. The name and trademark “Cellectis®” and “TALEN®”, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report are the property of Cellectis. This Quarterly Report also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on our current assumptions and expectations, are subject to risks and uncertainties. Forward-looking statements in this report may include statements about our future financial performance, product pipeline and development, commercialization efforts, and growth strategies. These statements are only predictions based on our current expectations and projections about future events. Our actual results could be materially different that those expressed, implied or anticipated by the forward-looking statements.

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Those factors are discussed under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2019 (our Annual Report).

Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date of this report. We do not assume any obligation to publicly provide revisions or updates to any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Market Data

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in, the potential markets for our product. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in our Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$76,434	$93,794
Restricted cash	381	381
Trade accounts receivable	810	—
Due from related parties	78	46
Inventory	111	—
Prepaid expenses and other current assets	1,470	1,301
Total current assets	79,284	95,522
Non-current restricted cash	1,128	1,113
Land, buildings, and equipment	22,480	21,850
Other non-current assets	684	306
Total assets	$103,576	$118,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$395	$818
Accrued expenses	1,993	2,007
Accrued compensation and benefits	1,238	1,305
Due to related parties	781	1,905
Current portion of financing lease obligations	308	258
Other current liabilities	253	711
Total current liabilities	4,968	7,004
Financing lease obligations	18,259	18,227
Other non-current liabilities	159	163
Total liabilities	$23,386	$25,394
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 32,918,599 shares issued and 32,859,700 shares outstanding as of June 30, 2019, and 32,664,429 shares issued and 32,648,893 shares outstanding as of December 31, 2018	$3	$3
Additional paid-in capital	180,237	176,069
Common stock in treasury, at cost; 58,899 shares	(789)	(230)
Accumulated deficit	(99,223)	(82,445)
Accumulated other comprehensive loss	(38)	—
Total stockholders’ equity	80,190	93,397
Total liabilities and stockholders’ equity	$103,576	$118,791

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$408	$196	$566	$207
Operating expenses:
Cost of revenue	303	—	337	—
Research and development	2,738	3,241	4,957	4,410
Selling and general and administrative	6,408	4,048	11,475	6,603
Management fees and royalties	451	399	812	982
Total operating expenses	9,900	7,688	17,581	11,995
Loss from operations	(9,492)	(7,492)	(17,015)	(11,788)
Interest, net	92	(72)	264	(140)
Foreign currency transaction loss	(3)	(12)	(27)	(18)
Loss before income taxes	(9,403)	(7,576)	(16,778)	(11,946)
Income taxes	—	—	—	—
Net loss	$(9,403)	$(7,576)	$(16,778)	$(11,946)
Basic and diluted loss per share	$(0.29)	$(0.25)	$(0.51)	$(0.41)
Weighted average shares outstanding - basic and diluted	32,732,988	29,840,827	32,704,834	28,851,491

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$—	$93,397
Net loss	—	—	—	—	(16,778)	—	(16,778)
Stock based compensation	254,170	—	3,860	—	—	—	3,860
Issuance of common stock	—	—	308	—	—	—	308
Shares withheld for net share settlement	(43,363)	—	—	(559)	—	—	(559)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balances at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190

Balances at March 31, 2019	32,692,189	$3	$177,750	$(230)	$(89,820)	$—	$87,703
Net loss	—	—	—	—	(9,403)	—	(9,403)
Stock based compensation	210,874	—	2,304	—	—	—	2,304
Issuance of common stock	—	—	183	—	—	—	183
Shares withheld for net share settlement	(43,363)	—	—	(559)	—	—	(559)
Other comprehensive loss	—	—	-	—	—	(38)	(38)
Balances at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at December 31, 2017	27,718,780	$3	$112,021	$—	$(54,548)	$—	$57,476
Net loss	—	—		—	(11,946)	—	(11,946)
Stock based compensation	559,826	—	3,668	—	—	—	3,668
Issuance of common stock	4,057,500	—	57,041	—	—	—	57,041
Repurchase of stock	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—
Balances at June 30, 2018	32,336,106	$3	$172,730	$—	$(66,494)	$—	$106,239

Balances at March 31, 2018	27,954,781	$3	$112,775	$—	$(58,918)	$—	$53,860
Net loss	—	—	—	—	(7,576)	—	(7,576)
Stock based compensation	559,826	—	3,668	—	—	—	3,668
Issuance of common stock	3,821,499	—	56,287	—	—	—	56,287
Repurchase of stock	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—
Balances at June 30, 2018	32,336,106	$3	$172,730	$—	$(66,494)	$—	$106,239

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(16,778)	$(11,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	689	371
Stock-based compensation	3,860	2,427
Unrealized foreign exchange gain	—	6
Changes in operating assets and liabilities:
Trade accounts receivable	(810)	—
Due to/from related parties	(1,156)	47
Inventory	(111)	—
Prepaid expenses and other assets	(169)	(799)
Accounts payable	(423)	25
Accrued expenses	(14)	275
Accrued compensation and benefits	(67)	(318)
Other accrued liabilities	(513)	1,084
Other non-current assets	(378)	—
Net cash used by operating activities	(15,870)	(8,828)
Investing activities
Purchases of land, buildings and equipment	(1,319)	(498)
Net cash used by investing activities	(1,319)	(498)
Financing activities
Costs incurred related to the issuance of stock	—	(665)
Proceeds from issuance of common stock	—	57,706
Repayments of financing lease obligations	(122)	—
Proceeds from the exercise of stock options	308	1,241
Costs incurred related to shares withheld for net share settlement	(559)	—
Proceeds from the sale and leaseback of land, buildings, and equipment	217	—
Net cash (used) provided by financing activities	(156)	58,282
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,345)	48,956
Cash, cash equivalents and restricted cash - beginning of period	95,288	56,664
Cash, cash equivalents and restricted cash - end of period	$77,943	$105,620

See accompanying notes to these financial statements.

CALYXT, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In our opinion, the accompanying financial statements reflect all adjustments necessary for a fair presentation of our statements of financial position, results of operations and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

The preparation of the financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 12, 2019. The accompanying Balance Sheet as of December 31, 2018 was derived from the audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Inventory

Inventories are recorded at the lower of cost or net realizable value and include all costs of seed production and grain we purchase as well as costs to transport and process the grain into finished products. Consideration we receive from our growers to purchase seed is recorded as reduction in the cost of inventory.

We evaluate inventory balances for obsolescence quarterly using projected selling prices for our products, market prices for the underlying agricultural markets, the age of products, and other factors that take into consideration our limited operating history.

Effective January 1, 2019, we designated all seed and grain production agreements (Forward Purchase Contracts) as normal purchases and as a result no longer consider these agreements to be accounting derivatives. As a result, we no longer reflect these agreements at fair value. As of that date, any mark-to-market gains or losses were frozen on our balance sheet and will be reflected in inventory upon delivery as part of the cost of the associated grain.

Prior to the commercialization of our High Oleic Soybean Products in late February 2019, we expensed all costs associated with the production of seed and acquisition of grain, net of proceeds from seed sales, as research and development (R&D) expense.

Revenue Recognition

We recognize sales revenue at the point in time that control transfers to the customer, which is based on shipping terms. Sales include shipping and handling charges if billed to the customer and are reported net of trade promotion and other costs, including estimated allowances for returns, unsalable product, and prompt pay discounts. Sales, use, value-added and other excise taxes are not recognized in revenue. Trade promotions are recorded based on estimated participation and performance levels for offered programs at the time of sale. We generally do not allow a right of return. However, on a limited basis with prior approval, we may allow customers to return product.

We also recognize revenue from license agreements. Revenues from license agreements may consist of nonrefundable up-front payments, milestone payments, royalties, and services. In addition, we may license our technology to third parties, which may or may not be part of a license agreement.

Nonrefundable up-front payments are deferred and recognized as revenue over the term of the license agreement. If a license agreement is terminated before the original term of the agreement is fulfilled, all remaining deferred revenue is recognized at termination.

Milestone payments represent amounts received from our licensees, the receipt of which is dependent upon the achievement of certain scientific, regulatory, or commercial milestones. We recognize milestone payments when the triggering event has occurred, there are no further contingencies or services to be provided with respect to that event, and the counterparty has no right to refund of the payment.

Stock-Based Compensation

We measure employee stock-based awards at grant-date fair value and record compensation expense over the vesting period of the award. Prior to January 1, 2019, grants to nonemployees were previously remeasured each reporting period. Following the adoption of the new accounting pronouncement discussed below we no longer remeasure these awards as the fair value is determined on the grant date.

Recently Adopted Accounting Pronouncements

In the first quarter of 2019, we adopted new accounting requirements for recognition of revenue from contracts with customers. We adopted these requirements using the cumulative effect approach. The adoption did not have an impact on our financial statements.

Effective January 1, 2019, we adopted new accounting requirements for share-based payment transactions for acquiring goods and services from nonemployees. The adoption did not have an impact on our financial statements as each of the share-based payment awards granted to nonemployees had a measurement date upon grant, and thus no cumulative adjustment to retained earnings was required.

2. FINANCIAL INSTRUMENTS, FAIR VALUE, HEDGING ACTIVITIES, AND CONCENTRATIONS OF CREDIT RISK

The carrying values of cash and cash equivalents, restricted cash, due from related parties, accounts payable, due to related parties, and all other current liabilities approximate fair value. The fair value of our financing lease obligations, including the current portion, are $15.7 million as of June 30, 2019, and $15.8 million as of December 31, 2018. The carrying amounts of our financing lease obligations, including the current portion, were $18.6 million as of June 30, 2019, and $18.5 million as of December 31, 2018. The fair value of our financing lease obligations was determined using discounted cash flow analysis based on market rates for similar types of borrowings. Financing lease obligations are a Level 2 liability in the fair value hierarchy.

Fair Value Measurements and Financial Statement Presentation

As described in Note 1 to these financial statements our Forward Purchase Contracts are no longer carried at fair value.

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019				June 30, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Forward Purchase Contracts (a)	$—	$1	$—	$1	$—	$203	$—	$203
Commodity futures and options	174	—	—	174	—	—	—	—
Total	$174	$1	$—	$175	$—	$203	$—	$203

	December 31, 2018				December 31, 2018
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Forward Purchase Contracts (a)	$—	$1	$—	$1	$—	$248	$—	$248
Commodity futures and options	—	—	—	—	—	—	—	—
Total	$—	$1	$—	$1	$—	$248	$—	$248

(a) The fair value for Forward Purchase Contracts were previously estimated based on commodity futures market prices.

Commodity Price Risk

We enter into Forward Purchase Contracts for grain with settlement values based on commodity futures market prices These Forward Purchase Contracts allow our counterparty to fix their sale prices to us at various times as defined in the contract. We may enter into hedging arrangements to either fix variable exposures or converting fixed prices to floating prices through the use of commodity derivative contracts. At June 30, 2019, we had entered into commodity contracts with a notional amount of $1.8 million.

We have designated all of our commodity derivative contracts as cash flow hedges. As a result, all gains or losses associated with recording commodity derivative contracts at fair value are recorded as a component of accumulated other comprehensive income (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. As of June 30, 2019, we expect the entire AOCI balance to be reclassified into earnings within the next 12 months.

Certain amounts related to our hedging activities are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified to Earnings
	Six months ended,		Six months ended,
	June 30,	December 31,	June 30,	December 31,
In thousands	2019	2018	2019	2018
Cash flow hedges:
Commodity contracts	$(38)	$—	$—	$—
Total	$(38)	$—	$—	$—

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related to payments to Cellectis and third-party purchases. Our principal foreign currency exposure is to the euro. We do not currently hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents, and restricted cash in short-term investments and hold deposits at financial institutions that may exceed insured limits. We evaluate the credit worthiness of these institutions in determining the risk associated with these deposits. We have not experienced any losses on these deposits.

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis. Pursuant to our management services agreement with Cellectis, we also pay management fees for services Cellectis provides to us. We perform Cellectis’ U.S. operations payroll services. We incurred management fee expenses of $0.5 million for the three months ended June 30, 2019 and $0.4 million for the same period in 2018. We incurred management fee expenses of $0.8 million for the six months ended June 30, 2019 and $1.0 for the same period in 2018.

Cellectis also has guaranteed our headquarters lease agreement. Cellectis’ guarantee of our obligations under the sale-leaseback transaction will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million. Any amounts borrowed from Cellectis bear floating-rate interest at a rate of 12-month Euribor plus five percent per annum.

TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained from Cellectis an exclusive license for the TALEN technology for commercial use in plants. TALEN technology is the primary gene-editing technology used by us today. We also license other key technology from Cellectis and owe them royalties on any revenue we generate from sales of product as well as a percentage of any sublicense revenues we generate. With the exception of a one-time payment made to the University of Minnesota related to our commercialization of High Oleic Soybeans, we have incurred nominal license fees under these agreements in in the three and six month periods ended June 30, 2019 and 2018.

4. NET LOSS PER SHARE

Basic and diluted loss per share were calculated using the following:

All outstanding stock options and restricted stock units are excluded from the calculation since they are anti-dilutive.

	Six months ended June 30,
In Thousands, Except Share Data and Per Share Amounts	2019	2018
Net loss	$(16,778)	$(11,946)
Average number of common shares—basic and diluted EPS	32,704,834	28,851,491
Loss per share—basic and diluted	$(0.51)	$(0.41)

	2019	2018
Anti-dilutive stock options and restricted stock units	5,592,441	4,421,547

We have not used the treasury method in determining the number of anti-dilutive stock options and restricted stock units in the table above.

5. STOCK-BASED COMPENSATION

We use broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of our shareholders. We have also granted equity-based awards to directors, nonemployees and certain employees of Cellectis.

In December 2014, we adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, we adopted the 2017 Omnibus Plan (2017 Plan).

As of June 30, 2019, 2,006,505 shares were registered and available for grant under effective registration statements, while 2,444,581 shares were available for grant in the form of stock options, restricted stock, restricted stock units and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards will be granted.

Stock Options

The estimated fair values of stock options granted and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six months ended June 30,
	2019	2018
Estimated fair values of stock options granted	$10.61	$10.26
Assumptions:
Risk-free interest rate	1.9% - 2.5%	2.5% - 2.8%
Expected volatility	77.9% - 78.9%	40.9% - 54.7%
Expected term (in years)	6.8 – 10.0 years	6.3 – 9.2 years

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

Information on stock option activity follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2018	1,278,038	$7.45	3,201,887	$10.67
Granted			1,490,000	14.75
Exercised			(85,452)	3.61
Forfeited or expired			(12,085)	17.72
Other activity			12,495	13.29
Balance as of June 30, 2019	1,585,276	$8.34	4,606,845	$12.11

Stock-based compensation expense related to stock option awards was $1.5 million for the three months ended June 30, 2019 and $1.4 million for the three months ended June 30, 2018. Stock-based compensation expense related to stock option awards was $2.3 million for the six months ended June 30, 2019, and $1.0 million for the six months ended June 30, 2018. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2019 was $9.3 million and the weighted average remaining contractual term was 8.4 years as of that date.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three months ended June 30,		Six months ended June 30,
In Thousands	2019	2018	2019	2018
Net cash proceeds	$183	$527	$308	$1,241
Intrinsic value of options exercised	$527	$1,899	$880	$5,159

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,051,414	$10.15
Granted	100,000	12.48
Vested	(168,718)	8.36
Forfeited	(2,000)	8.00
Unvested balance at June 30, 2019	980,696	$10.62

The total grant-date fair value of restricted stock unit awards that vested was $1.3 million and $1.4 million for the three and six months ended June 30, 2019, and $1.5 million for three and six months ended June 30, 2018. Stock-based compensation expense related to restricted stock unit awards was $0.8 million and $1.6 million for the three and six months ended June 30, 2019, and $0.9 million and $1.2 million for the three and six months ended June 30, 2018

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends of $0.4 million and $0.8 million for the three and six months ended June 30, 2019, and $0.7 million and $1.4 million for the three and six months ended June 30, 2018.

As of June 30, 2019, unrecognized compensation expense related to non-vested stock options and restricted stock units was $22.4 million. This expense will be recognized over 61 months on average for stock options and over 42 months on average for restricted stock units.

Performance Stock Units

On June 28, 2019, we granted 311,667 performance stock units to three executive officers. The performance stock units will vest as to 50%, 100% or 120% of the shares at the end of a three-year performance period based upon the increases in our common stock from the starting price of $12.48. The awards vest on a linear basis between vesting percentages during specified periods within the three-year performance period. If vested, the performance stock units will be settled in restricted stock with restrictions lapsing on the two-year anniversary of the date of issuance.

Cellectis Equity Incentive Plan

Prior to 2018, Cellectis granted stock options to our employees. Compensation costs related to these grants have been recognized in the statements of operations with a corresponding credit to stockholders’ equity representing Cellectis’ capital contribution to us. The fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model.

We recognized stock-based compensation expense related to Cellectis’ grants of $0.1 million for the three months ended June 30, 2018 and $0.2 million for the six months ended June 30, 2018. Expenses in 2019 were de minimus.

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

As of June 30, 2019 there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2018.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a finance lease.

We also have an equipment financing line that is considered a financing lease. The lease has a term of four years and following our $0.2 million draw down in the three month period ending June 30, 2019, we may add up to $0.9 million of future equipment purchases to the financing agreement. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. At June 30, 2019, this restricted cash totaled $1.5 million.

Rent expense from operating leases was $20,000 for the three months ended June 30, 2019, and was $78,000 for the three months ended June 30, 2018. Rent expense was expense $69,000 for the six months ended June 30, 2019, and was $160,000 during the six months ended June 30, 2018.

Other Commitments

As of June 30, 2019, we have committed to purchase grain from farmers at dates throughout 2019 and 2020 aggregating $19.0 million using commodity futures market prices, other payments to growers and estimated yields per acre. This amount is not recorded in the financial statements because we have not taken delivery of the grain as of that date.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed three months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately. Our expense was $49,000 for the three months ended June 30, 2019 and $27,000 for the same period in 2018. Our expense was $105,000 for the six months ended June 30, 2019, and $76,000 for the six months ended June 30, 2018.

9. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of June 30,	As of December 31,
In Thousands	2019	2018
Raw materials	$79	$—
Work-in-process	18	—
Finished goods	14	—
Total	$111	$—

Certain statements of operations amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
In Thousands	2019	2018	2019	2018
Stock compensation expense:
Research and development	$539	$1,325	$779	$888
Selling and general and administrative	1,765	967	3,081	1,336
Total	$2,304	$2,292	$3,860	$2,224

	Three months ended June 30,		Six months ended June 30,
In Thousands	2019	2018	2019	2018
Interest expense	$(370)	$(317)	$(740)	$(552)
Interest income	462	245	1,004	412
Interest, net	$92	$(72)	$264	$(140)

Certain statements of cash flows amounts are as follows:

	As of June 30,
In Thousands	2019	2018
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$76,434	$105,620
Restricted cash, current	381	—
Non-current restricted cash	1,128	—
Total	$77,943	$105,620

	As of June 30,
In Thousands	2019	2018
Supplemental cash flow information
Interest paid	$737	$207

	As of June 30,
In Thousands	2019	2018
Supplemental non-cash investing and financing transactions
Sale and leaseback of land, buildings, and equipment	$217	$—
Non-cash additions to land, buildings, and equipment	—	7,096
Offering costs in accounts payable and accrued liabilities	—	445
Non-cash addition to financing lease obligations	12	—
Total	$229	$7,541

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

Using our proprietary technologies and expertise, including TALEN gene-editing technology exclusively licensed to us in the field of agriculture, we develop food crops with targeted traits quickly and more cost effectively than traditional methods. Our technologies enable precise cuts to DNA in a single plant cell. This allows us to use the plant’s natural repair machinery to make our desired genome edit and regenerate the single cell into a full plant that includes this gene edit. We believe that we are able to identify a consumer need and develop a product from “concept to fork” in cycles as short as six years by utilizing these proprietary technologies.

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

Our first commercial products are oil and meal derived from a High Oleic Soybean designed to produce a healthier oil that has increased heat stability with zero grams of trans fat per serving. We completed our first sales of our High Oleic Soybean Oil and High Oleic Soybean Meal in the first quarter of 2019. Among our other product candidates are other soybean products and a High Fiber Wheat.

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

We are an early-stage company and have incurred net losses since our inception. As of June 30, 2019, we had an accumulated deficit of $99.2 million. Our net losses were $9.4 million for the three months ended June 30, 2019 and $7.6 million for the three months ended June 30, 2018. Costs incurred in connection with our R&D programs and to compensate our employees, including non-cash stock compensation expense, are the primary drivers of our net loss. As we continue to develop our product pipeline, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will increase substantially as we:

•	build out a sales, marketing and distribution infrastructure, including relationships across our supply chain, to commercialize products that have completed the development process;
•	conduct additional breeding and field trials of our current and future product candidates;
•	secure manufacturing arrangements for commercial production;
•	continue to advance the R&D of our current and future product candidates;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates, technologies, germplasm or other biological material;
•	are required to seek regulatory and marketing approvals for our product candidates;
•	make royalty and other payments under any in-license agreements;
•	maintain, protect, expand and defend our intellectual property portfolio;
•	seek to attract and retain new and existing skilled personnel;
•	invest in our infrastructure to support the scale-up of the business; and
•	experience any delays or encounter issues with any of the above.

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $77.9 million. While we achieved commercialization in the first quarter of 2019, we do not expect to generate significant revenue from product sales unless and until we are able to fully commercialize our High Oleic Soybean products and one or more other current or future product candidates, which may take a number of years and is subject to significant uncertainty. See “Capital Resources.”

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of June 30, 2019, Cellectis owned 69.1% of our outstanding common stock.

Our historical financial information reflects expense allocations for certain support functions that were provided on a centralized basis pursuant to a management services agreement. Cellectis has also guaranteed the lease of our headquarters facility. As a result, our historical financial information may not reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company and not a subsidiary of Cellectis during the periods presented.

Cellectis also has certain contractual rights as long as it maintains threshold beneficial ownership levels in our shares.

In addition, we hold an exclusive, worldwide license in plants to key intellectual property owned by Cellectis.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2019 AND 2018

In the three months ended June 30, 2019, we continued to sell our first products, High Oleic Soybean Oil and High Oleic Soybean Meal. We continued to incur costs associated with commercialization, including expanding our supply chain. Upon achieving commercialization, we started capitalizing purchases of grain as inventory.

A summary of our results of operations for the three months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentage values)
Revenue	$408	$196	$212	108.2%
Cost of goods sold	303	—	303	nm
Research and development expense	2,738	3,241	(503)	(15.5)%
Selling and general and administrative expense	6,408	4,048	2,360	58.3%
Management fees and royalties	451	399	52	13.0%
Interest, net	92	(72)	164	(227.8)%
Other income and expense	(3)	(12)	9	(75.0)%
Net loss	$(9,403)	$(7,576)	$(1,827)	24.1%

Revenue and Cost of Goods Sold

Revenue increased $0.2 million in the three months ended June 30, 2019, compared to the same period a year ago. The increase in revenue was driven by the commercialization of our first products, High Oleic Soybean Oil and High Oleic Soybean Meal. Cost of goods sold in the three months ended June 30, 2019, reflect supply chain costs associated with the processing and transportation of grain we purchased prior to commercialization as well as certain costs incurred to process and handle grain following commercialization as not all costs in our supply chain are capitalizable to inventory. During the three months ended June 30, 2019, we also recorded a reserve of $82,000 for seed returns.

Prior to commercialization in the first quarter of 2019 we expensed all costs associated with our High Oleic Soybean as R&D expense. As a result, our current period cost of goods sold are less on a unit basis than what we expect them to be now that we have reached commercialization, and current margins are not representative of future margins.

Research and Development Expenses

The decrease in the three months ended June 30, 2019 was due to a $0.8 million decrease non-cash stock compensation expense partially offset by an increase in cash expenses associated with additional staff.

Selling and General, and Administrative Expenses

Selling and General and Administrative expenses increased $2.4 million in the three months ended June 30, 2019, compared to the same period a year ago. The increase was due to an additional $1.6 million in compensation and benefits associated with additional personnel, including contractors, to support the commercialization of our High Oleic Soybeans products in sales and supply chain and an increase in non-cash stock compensation expense of $0.8 million. Professional services expenses were slightly down year over year.

Interest, net

Interest, net is the result of interest income resulting from investments of cash and cash equivalents, partially offset by interest expense on our financing lease obligations. It is also driven by balances, yields, and timing of our capital raises and financing activities.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2019 AND 2018

A summary of our results of operations for the six months ended June 30, 2019 and 2018 follows:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$566	$207	$359	173.4%
Cost of goods sold	337	—	337	nm
Research and development expense	4,957	4,410	547	12.4%
Selling and general and administrative expense	11,475	6,603	4,872	73.8%
Management fees and royalties	812	982	(170)	(17.3)%
Interest, net	264	(140)	404	(288.6)%
Other income and expense	(27)	(18)	(9)	50.0%
Net loss	$(16,778)	$(11,946)	$(4,832)	40.4%

Revenue and Cost of Goods Sold

Revenue increased $0.4 million in the six months ended June 30, 2019, compared to the same period a year ago. The increase in revenue was driven by the same activity discussed above during the three months ended June 30, 2019.

Research & Development

The $0.5 million increase in the six months ended June 30, 2019, compared to the same period a year ago was primarily due to increased expenses of $0.7 million related to additional staff partially offset by a decrease in non-cash stock compensation expense of $0.2 million.

Selling and General and Administrative Expenses

Selling and General and Administrative expenses increased $4.9 million in the six months ended June 30, 2019, compared to the same period a year ago. The increase was driven by an additional $3.2 million in expenses related to the addition of personnel, including contractors, to support the commercialization of our High Oleic Soybean products in sales and supply chain and an increase in non-cash stock compensation expense of $1.7 million.

Interest, net

Interest, net is the result of interest income resulting from investments of cash and cash equivalents, partially offset by interest expense on our financing lease obligations. It is driven by balances, yields, and timing of our capital raises and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $77.9 million.

We incurred losses from operations of $17.0 million for the six months ended June 30, 2019, and $11.8 million for the six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $99.2 million and we expect to incur losses for the foreseeable future.

Cash Flows from Operating Activities

	Six months ended June 30,
In Thousands	2019	2018
Net loss	$(16,778)	$(11,946)
Depreciation	689	371
Stock-based compensation	3,860	2,427
Unrealized foreign exchange gain	—	6
Changes in operating assets and liabilities	(3,641)	314
Net cash used by operating activities	$(15,870)	$(8,828)

Net cash used by operating activities was $15.9 million for the six months ended June 30, 2019, compared to net cash used by operating activities for the six months ended June 30, 2018 of $8.8 million. The change was largely due to expenses related to increased headcount and professional fees associated with expanding our commercial infrastructure and investing in our R&D pipeline, including purchasing grain.

Cash Flows from Investing Activities

	Six months ended June 30,
In Thousands	2019	2018
Purchases of land, building, and equipment	$(1,319)	$(498)
Net cash used by investing activities	$(1,319)	$(498)

Net cash used by investing activities was $1.3 million for the six months ended June 30, 2019, compared to net cash used by investing activities for the six months ended June 30, 2019 in the amount of $0.5 million. The increase was due to purchases of lab equipment and furniture and fixtures for our new headquarters facility.

Cash Flows from Financing Activities

	Six months ended June 30,
In Thousands	2019	2018
Costs incurred related to the issuance of stock	$—	$(665)
Proceeds from common stock issuance	—	57,706
Repayments of financing lease obligations	(122)	—
Proceeds from the exercise of stock options	308	1,241
Costs incurred related to shares withheld for net share settlement	(559)	—
Proceeds from the sale and leaseback of land, buildings and equipment	217	—
Net cash (used) provided by financing activities	$(156)	$58,282

Net cash used by financing activities was $0.2 million for the six months ended June 30, 2019, compared to net cash provided by financing activities for the six months ended June 30, 2018 of $58.2 million. The decrease was primarily driven by the repurchase of shares in the six months ended June 30, 2019, and the receipt of proceeds from a follow-on public offering of common stock in the amount of $58.2 million in 2018.

CAPITAL RESOURCES

We have $308,000 of long-term financing obligations maturing in the next 12 months that are classified as current. Taking into account our anticipated cash burn rate, we believe our cash, cash equivalents and restricted cash as of June 30, 2019, will be sufficient to fund our operations through at least early 2021. The period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, which are described in our Annual Report.

Operating Capital Requirements

For the six month period ended June 30, 2019, we had generated $0.6 million in revenues from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue to incur substantial expenses related to our public company obligations, the continued development of our product candidates, and the commercialization of our product candidates that complete the development process. We anticipate that we will need additional funding in connection with our continuing operations, including for the further development of our existing product candidates and to pursue other development activities related to additional product candidates.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

There were no material changes except as follows, in our commitments under contractual obligations as disclosed in our Annual Report.

Sale-Leaseback of Equipment

In December 2018, we consummated a sale-leaseback transaction with a third party to finance equipment. The lease has a term of four years. In the three months ended June 30, 2019, we financed $217,000 of equipment on this facility and we may add up to $0.9 million of future equipment purchases to the financing agreement. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease.

OFF BALANCE SHEET OBLIGATIONS

As of June 30, 2019, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

The preceding discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the policies discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, are the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

In June 2016, the FASB issued new accounting requirements on how to account for credit losses on most financial assets and certain other instruments. This will require the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019. We are in the process of analyzing the impact of this standard on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risk are commodity price and interest rate sensitivity.

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of the Annual Report. We enter into supply agreements for grain we purchase with prices based on commodity futures market prices.  Those contracts are not considered derivatives and their prices float until fixed by the counterparty.  Prior to prices being fixed we may enter into hedging arrangements to reduce the risk changes in prices could have on our purchase price of the grain. Based on our positions, as of June 30, 2019, a 10 percent increase in commodity futures market prices would have a $1.2 million impact to our financial condition, and a 10% decrease in commodity futures market prices would have a $1.0 million impact to our financial condition.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of June 30, 2019. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There were no material changes in risk factors in the period covered by this report. See the discussion of risk factors in our Annual Report.

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
10.1	Form of Performance Stock Unit Award Agreement†
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

†Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2019.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)