Form 10-Q/A
period 2019-06-30
Calyxt, Inc.
filed 2019-08-07
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 6, 2019, there were 32,866,100 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Calyxt, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was originally filed on August 7, 2019 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 provides the XBRL (eXtensible Business Reporting Language) data associated with the Original Filing.

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

*Filed herewith

†Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2019.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

3