Form 10-Q
period 2019-09-30
Calyxt, Inc.
filed 2019-11-07
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019;

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

As of November 6th, 2019, there were 32,951,329 shares of common stock, $0.0001 par value per share, outstanding.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis,” we are referring to Cellectis S.A., our majority stockholder.

We own the names and trademarks for Calyxt® and Calyno®; we also own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. The name and trademark “Cellectis®” and “TALEN®”, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report are the property of Cellectis. This Quarterly Report also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are based on our current assumptions and expectations, are subject to risks and uncertainties. Forward-looking statements in this report may include statements about our future financial performance, product pipeline and development, commercialization efforts and growth strategies. These statements are only predictions based on our current expectations and projections about future events. Our actual results could be materially different that those expressed, implied or anticipated by the forward-looking statements.

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

Website Disclosure

We use our website (www.calyxt.com), our corporate Twitter account (@Calyxt_Inc) and our corporate LinkedIn account (https://www.linkedin.com/company/calyxt-inc) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website and our corporate Twitter and LinkedIn accounts in addition to following press releases, filings with the SEC and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Additionally, we provide notifications of announcements as part of our website.

None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Quarterly Report or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,434	$93,794
Restricted cash	381	381
Trade accounts receivable	1,304	—
Due from related parties	69	46
Inventory	2,371	—
Prepaid expenses and other current assets	1,109	1,301
Total current assets	71,668	95,522
Non-current restricted cash	1,135	1,113
Land, buildings, and equipment	23,337	21,850
Other non-current assets	270	306
Total assets	$96,410	$118,791
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$945	$818
Accrued expenses	1,958	2,007
Accrued compensation and benefits	1,783	1,305
Due to related parties	705	1,905
Current portion of financing lease obligations	349	258
Other current liabilities	51	711
Total current liabilities	5,791	7,004
Financing lease obligations	18,331	18,227
Other non-current liabilities	159	163
Total liabilities	24,281	25,394
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 32,926,312 shares issued and 32,867,413 shares outstanding as of September 30, 2019, and 32,664,429 shares issued and 32,648,893 shares outstanding as of December 31, 2018	3	3
Additional paid-in capital	182,948	176,069
Common stock in treasury, at cost; 58,899 shares	(875)	(230)
Accumulated deficit	(109,892)	(82,445)
Accumulated other comprehensive loss	(55)	—
Total stockholders’ equity	72,129	93,397
Total liabilities and stockholders’ equity	$96,410	$118,791

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$2,967	$27	$3,533	$234
Operating expenses:
Cost of revenue	3,528	—	3,865	—
Research and development	3,579	3,440	8,536	7,850
Selling, general and administrative	6,248	3,311	17,723	9,914
Management fees and royalties	305	975	1,117	1,957
Total operating expenses	13,660	7,726	31,241	19,721
Loss from operations	(10,693)	(7,699)	(27,708)	(19,487)
Interest, net	32	228	296	88
Foreign currency transaction loss	(8)	(12)	(35)	(30)
Loss before income taxes	(10,669)	(7,483)	(27,447)	(19,429)
Income taxes	—	—	—	—
Net loss	$(10,669)	$(7,483)	$(27,447)	$(19,429)
Basic and diluted loss per share	$(0.32)	$(0.23)	$(0.84)	$(0.65)
Weighted average shares outstanding - basic and diluted	32,866,467	32,381,010	32,759,194	30,040,926

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended September 30, 2019	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190
Net loss	—	—	—	—	(10,669)	—	(10,669)
Stock based compensation	7,713	—	2,705	—	—	—	2,705
Issuance of common stock	—	—	6	—	—	—	6
Shares withheld for net share settlement	—	—	—	(86)	—	—	(86)
Other comprehensive loss	—	—	—	—	—	(17)	(17)
Balance at September 30, 2019	32,867,413	$3	$182,948	$(875)	$(109,892)	$(55)	$72,129

Nine months ended September 30, 2019
Balances at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$—	$93,397
Net loss	—	—	—	—	(27,447)	—	(27,447)
Stock based compensation	261,883	—	6,565	—	—	—	6,565
Issuance of common stock	—	—	314	—	—	—	314
Shares withheld for net share settlement	(43,363)	—	—	(645)	—	—	(645)
Other comprehensive loss	—	—	—	—	—	(55)	(55)
Balance at September 30, 2019	32,867,413	$3	$182,948	$(875)	$(109,892)	$(55)	$72,129

Three months ended September 30, 2018
Balances at June 30, 2018	32,336,106	$3	$172,730	$—	$(66,494)	$—	$106,239
Net loss	—	—	—	—	(7,483)	—	(7,483)
Stock based compensation	127,301	—	1,476	—	—	—	1,476
Balance at September 30, 2018	32,463,407	$3	$174,206	$—	$(73,977)	$—	$100,232

Nine months ended September 30, 2018
Balances at December 31, 2017	27,718,780	$3	$112,021	$—	$(54,548)	$—	$57,476
Net loss	—	—	—	—	(19,429)	—	(19,429)
Stock based compensation	687,127	—	5,144	—	—	—	5,144
Issuance of common stock	4,057,500	—	57,041	—	—	—	57,041
Balance at September 30, 2018	32,463,407	$3	$174,206	$—	$(73,977)	$—	$100,232

See accompanying notes to these financial statements.

CALYXT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Nine months ended September 30,
	2019	2018
Operating activities
Net loss	$(27,447)	$(19,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,051	727
Stock-based compensation	6,565	3,016
Unrealized foreign exchange gain	—	12
Changes in operating assets and liabilities:
Trade accounts receivable	(1,304)	—
Due to/from related parties	(1,223)	576
Inventory	(2,371)	—
Prepaid expenses and other assets	192	(341)
Accounts payable	127	355
Accrued expenses	(49)	880
Accrued compensation and benefits	478	70
Other accrued liabilities	(743)	518
Other non-current assets	36	16
Net cash used by operating activities	(24,688)	(13,600)
Investing activities
Purchases of land, buildings and equipment	(2,538)	(830)
Net cash used by investing activities	(2,538)	(830)
Financing activities
Costs incurred related to the issuance of stock	—	(222)
Proceeds from issuance of common stock	—	57,706
Repayments of financing lease obligations	(195)	—
Proceeds from the exercise of stock options	314	2,128
Costs incurred related to shares withheld for net share settlement	(645)	—
Proceeds from the sale and leaseback of land, buildings, and equipment	414	—
Net cash (used) provided by financing activities	(112)	59,612
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,338)	45,182
Cash, cash equivalents and restricted cash - beginning of period	95,288	56,664
Cash, cash equivalents and restricted cash - end of period	$67,950	$101,846

See accompanying notes to these financial statements.

CALYXT, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In our opinion, the accompanying financial statements reflect all adjustments necessary for a fair presentation of our statements of financial position, results of operations and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value and include all costs of seed production and grain we purchase as well as costs to store, transport and process the grain into finished products. Consideration we receive from growers when they purchase seed is recorded as a reduction of inventory.

We evaluate inventory balances for obsolescence on a regular basis using projected selling prices for our products, market prices for the underlying agricultural markets, the age of products and other factors that take into consideration our limited operating history.

Prior to the commercialization of our High Oleic Soybean Oil and High Oleic Soybean Meal in the three months ended March 31, 2019, we expensed all costs associated with purchasing, storing, transporting and processing grain (Grain Costs) as research and development (R&D) expense.

Forward Purchase Contracts

We enter into seed and grain production agreements (Forward Purchase Contracts) with seed producers and growers. The seed contracts often require us to pay prices for the seed produced at an exchange-traded price of grain plus a premium. The grower contracts are linked to a commodity futures market prices with the grower having the option to fix their price with us throughout the term of the agreement. These contracts allow for delivery of grain to us at harvest if so specified when the agreement is executed, otherwise delivery occurs on a date that we elect through August 31 of the following year. In all periods prior to January 1, 2019, we considered Forward Purchase Contracts to be derivatives and recorded the contracts at fair market value with changes in value reflected in earnings as R&D expense.

Effective January 1, 2019, we designated all Forward Purchase Contracts as normal purchases and as a result no longer consider these agreements to be derivatives. As of that date any mark-to-market gains or losses associated with those contracts were fixed and were reflected in inventory upon our purchase of the underlying grain. As of September 30, 2019, we had purchased all of the underlying grain and all previously recorded gains and losses had been reflected in inventory.

Revenue Recognition – Product Sales

We recognize sales revenue at the point in time that control transfers to the customer, which is based on shipping terms. Sales include shipping and handling charges if billed to the customer and are reported net of trade promotion and other costs, including estimated allowances for returns, unsalable product and prompt pay discounts. Sales, use, value-added and other excise taxes are not recognized in revenue. Trade promotions are recorded based on estimated participation and performance levels for offered programs at the time of sale. We generally do not allow a right of return. However, on a limited basis with prior approval, we may allow customers to return product.

Revenue Recognition – Out-licensing of Technology

We recognize revenue from license agreements. Revenues from license agreements may consist of nonrefundable up-front payments, milestone payments, royalties and services. In addition, we may license our technology to third parties, which may or may not be part of a license agreement.

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

Stock-Based Compensation

We measure employee stock-based awards at grant date fair value and record compensation expense over the vesting period of the award. Prior to January 1, 2019, grants to nonemployees were previously remeasured each reporting period. Following the adoption on January 1, 2019, of the new accounting pronouncement discussed below, we no longer remeasure these awards as the fair value is determined on the grant date.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted new accounting requirements for recognition of revenue from contracts with customers. We adopted these requirements using the cumulative effect approach. The adoption did not have an impact on our financial statements.

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

2. FINANCIAL INSTRUMENTS, FAIR VALUE, HEDGING ACTIVITIES, AND CONCENTRATIONS OF CREDIT RISK

The carrying values of cash and cash equivalents, restricted cash, due from related parties, accounts payable, due to related parties and all other current liabilities approximate fair value. The fair values of our financing lease obligations, including the current portion, are $15.8 million as of September 30, 2019, and $15.8 million as of December 31, 2018. The carrying amounts of our financing lease obligations, including the current portion, were $18.7 million as of September 30, 2019, and $18.5 million as of December 31, 2018. The fair value of our financing lease obligations was determined using discounted cash flow analysis based on market rates for similar types of borrowings. Financing lease obligations are a Level 2 liability in the fair value hierarchy.

Fair Value Measurements and Financial Statement Presentation

As described in Note 1 to these financial statements our Forward Purchase Contracts are no longer carried at fair value.

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019				September 30, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Commodity futures and options	$216	$—	$—	$216	$—	$—	$—	$—
Total	$216	$—	$—	$216	$—	$—	$—	$—

	December 31, 2018				December 31, 2018
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Forward Purchase Contracts (a)	$—	$1	$—	$1	$—	$248	$—	$248
Total	$—	$1	$—	$1	$—	$248	$—	$248

(a) The fair value for Forward Purchase Contracts were previously estimated based on commodity futures market prices.

Commodity Price Risk

We enter into Forward Purchase Contracts for grain with settlement values based on commodity futures market prices. These Forward Purchase Contracts allow our counterparty to fix their sale prices to us at various times as defined in the contract. We may enter into hedging arrangements to either fix variable exposures or convert fixed prices to floating prices through the use of commodity derivative contracts. As of September 30, 2019, we held commodity contracts with a notional amount of $5.1 million.

We have designated all of our commodity derivative contracts as cash flow hedges. As a result, all gains or losses associated with recording commodity derivative contracts at fair value are recorded as a component of accumulated other comprehensive gain (loss) (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. As of September 30, 2019, we expect the entire AOCI balance to be reclassified into earnings within the next nine months.

Certain amounts related to our hedging activities are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified to Earnings
	September 30,	December 31,	Nine months ended September 30,
In thousands	2019	2018	2019	2018
Cash flow hedges:
Commodity contracts	$(55)	$—	$(22)	$—
Total	$(55)	$—	$(22)	$—

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related primarily to payments to Cellectis. Our principal foreign currency exposure is to the euro. We do not hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents and restricted cash in short-term investments and hold deposits at financial institutions that may exceed insured limits. We evaluate the credit-worthiness of these institutions in determining the risk associated with these deposits. We have not experienced any losses on these deposits.

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred management fee expenses of $305,000 for the three months ended September 30, 2019, and $1.0 million for the same period in 2018. We incurred management fee expenses of $1.1 million for the nine months ended September 30, 2019 and $2.0 million for the same period in 2018.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300.0 million.

TALEN® is our primary gene-editing technology, and it is the foundation of our technology platform. TALEN technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, as well as a percentage of any sublicense revenues. With the exception of a one-time payment made to the University of

Minnesota related to our commercialization of High Oleic Soybeans, we have incurred nominal license fees under these agreements for the three and nine months ended September 30, 2019 and 2018.

4. NET LOSS PER SHARE

Basic and diluted loss per share was calculated using the following:

	Three months ended September 30,		Nine months ended September 30,
In Thousands, Except Share Data and Per Share Amounts	2019	2018	2019	2018
Net loss	$(10,669)	$(7,483)	$(27,447)	$(19,429)
Weighted average shares outstanding—basic and diluted	32,866,467	32,381,010	32,759,194	30,040,926
Basic and diluted loss per share	$(0.32)	$(0.23)	$(0.84)	$(0.65)

	As of September 30,
	2019	2018
Anti-dilutive stock options, restricted stock units and performance stock units	5,688,399	4,235,535

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

In December 2014, we adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, we adopted the 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, performance shares and other types of equity awards.

As of September 30, 2019, 2,074,654 shares were registered and available for grant under effective registration statements, while 2,585,610 shares were available for grant in the form of stock options, restricted stock, restricted stock units and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards will be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine months ended September 30,
	2019	2018
Estimated fair values of stock options granted	$10.70	$9.57
Assumptions:
Risk-free interest rate	1.9% - 2.5%	2.2% - 2.8%
Expected volatility	77.9% - 78.9%	40.9% - 57.2%
Expected term (in years)	6.8 – 10.0 years	5.6 – 10.0 years

We estimate the fair value of each option on the grant date or other measurement dates if applicable using a Black-Scholes option-pricing model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior and dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the date of grant. We estimate our future stock price volatility using the historical volatility of comparable public companies over the expected term of the option. Our expected term represents the period of time that options granted are expected to be outstanding determined using the simplified method. We have not nor do we expect to pay dividends for the foreseeable future.

Option strike prices are set at 100 percent or more of the closing share price on the date of grant, and generally vest over six years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2018	1,278,038	$7.45	3,201,887	$10.67
Granted			1,490,000	14.45
Exercised			(86,952)	3.61
Forfeited or expired			(163,809)	13.79
Other activity			12,495	13.29
Balance as of September 30, 2019	1,638,228	$8.20	4,453,621	$11.95

Stock-based compensation expense related to stock option awards was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Stock-based compensation expense	$1,885	$(78)	$4,162	$1,126

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2019 was $2.1 million and the weighted average remaining contractual term was 8.1 years as of that date.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Net cash proceeds	$6	$887	$314	$2,128
Intrinsic value of options exercised	$13	$1,257	$893	$6,416

As of September 30, 2019, unrecognized compensation expense related to non-vested stock options was $14.9 million. This expense will be recognized over 58 months on average.

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	1,051,414	$10.15
Granted	100,000	12.48
Vested	(216,173)	8.34
Forfeited	(12,130)	13.39
Unvested balance at September 30, 2019	923,111	$10.55

The total grant-date fair value of restricted stock unit awards that vested was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Grant-date fair value	$392	$40	$1,803	$1,791

Stock-based compensation expense related to restricted stock units was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Stock-based compensation expense	$706	$667	$2,289	$1,890

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Deemed dividends from grants to Cellectis employees	$296	$415	$1,072	$1,790

As of September 30, 2019, unrecognized compensation expense related to restricted stock units was $3.5 million. This expense will be recognized over 47 months on average.

Performance Stock Units

In June 2019, we granted 311,667 performance stock units under the 2017 Plan to three executive officers. The performance stock units will vest at 50%, 100% or 120% of the shares under the award at the end of a three-year performance period based upon increases in the value of our common stock from the grant price of $12.48. The performance stock units will be settled in restricted stock upon vesting, with restrictions on transfer lapsing on the second anniversary of the restricted stock issuance date.

The estimated fair values of performance stock units granted, and the assumptions used for the Monte Carlo simulation pricing model were as follows:

Nine months ended September 30, 2019
Estimated fair values of performance stock units granted	$7.06
Assumptions:
Risk-free interest rate	1.71%
Expected volatility	75.0%
Expected term (in years)	3.0 years

Stock-based compensation expense related to performance stock unit awards was $114,000 for the three and nine months ended September 30, 2019.

As of September 30, 2019, unrecognized compensation expense related to performance stock units was $2.1 million and will be recognized over 57 months.

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

We recognized a reduction in stock-based compensation expense related to Cellectis’ grants of $96,000 for the three months ended September 30, 2018, and $107,000 for the nine months ended September 30, 2018. Expenses in 2019 were de minimus.

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

As of September 30, 2019, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2018.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of September 30, 2019 this restricted cash totaled $1.5 million. We have the option to request the return of excess collateral annually in December.

Rent expense from operating leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In Thousands	2019	2018	2019	2018
Rent expense from operating leases	$22	$12	$91	$171

Other Commitments

As of September 30, 2019, we have committed to purchase grain from farmers at dates throughout 2020 and 2021 aggregating $32.7 million based on current commodity futures market prices, other payments to growers and estimated yields per acre. This amount is not recorded in the financial statements because we have not taken delivery of the grain as of September 30, 2019.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed three months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately. Our expense was $58,000 for the three months ended September 30, 2019 and $28,000 for the same period in 2018. Our expense was $163,000 for the nine months ended September 30, 2019 and $104,000 for the same period in 2018.

9. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of September 30,	As of December 31,
In Thousands	2019	2018
Inventory:
Raw materials, net of seed benefit	$1,988	$—
Work-in-process	343	—
Finished goods	40	—
Total	$2,371	$—

Certain statements of operations amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
In Thousands	2019	2018	2019	2018
Stock compensation expense:
Research and development	$461	$(106)	$1,240	$985
Selling, general and administrative	2,244	695	5,325	2,031
Total	$2,705	$589	$6,565	$3,016

	Three months ended September 30,		Nine months ended September 30,
In Thousands	2019	2018	2019	2018
Interest, net:
Interest expense	$(374)	$(349)	$(1,114)	$(901)
Interest income	406	577	1,410	989
Total	$32	$228	$296	$88

Certain statements of cash flows amounts are as follows:

	As of September 30,
In Thousands	2019	2018
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,434	$101,796
Restricted cash, current	381	50
Non-current restricted cash	1,135	—
Total	$67,950	$101,846

	Nine months ended September 30,
In Thousands	2019	2018
Supplemental cash flow information:
Interest paid	$1,108	$856

	Nine months ended September 30,
In Thousands	2019	2018
Supplemental investing and financing transactions:
Non-cash additions to land, buildings, and equipment	$414	$6,849
Offering costs in accounts payable and accrued liabilities	$—	$443
Non-cash addition to financing lease obligations	$18	$—

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

EXECUTIVE OVERVIEW

We are a plant-based technology company focused on healthy food ingredients. We leverage proprietary intellectual property, our technical expertise, and for certain products an end-to-end identity-preserved supply chain to deliver on our mission of “Making the Food You Love a Healthier Choice™”.

In addition to revenues from our first products, a High Oleic Soybean Oil and High Oleic Soybean Meal, we also are developing additional products that we intend to commercialize including other soybean products, wheat products, an alfalfa product, and products in other crops including hemp, oats, canola, peas, alfalfa, peanuts and potatoes. We are also exploring other revenue-generating activities including technology licensing, collaborations, R&D activities and other value capture models for our technology platform.

We are an early-stage company and have incurred net losses since our inception. As of September 30, 2019 we had an accumulated deficit of $109.9 million. Our net losses were $10.7 million, including $2.7 million of non-cash stock compensation costs for the three months ended September 30, 2019 and $27.4 million, including $6.6 million of non-cash stock compensation costs for the nine months ended September 30, 2019. Non-cash stock compensation expense, and cash expenses incurred to purchase and process grain, to compensate our employees, to fund our R&D programs and to support ongoing operations are the primary drivers of our net loss.

We expect to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will be driven by our:

•	building out additional sales, marketing and distribution capabilities, including relationships across our supply chain, to commercialize products that have completed the development process;
•	conducting additional breeding and field trials of our current and future products;
•	securing manufacturing arrangements for commercial production;
•	continuing to advance the R&D of our current and future products;
•	seeking to identify and validate additional products;
•	acquiring or in-licensing other products, technologies, germplasm or other biological material;
•	seeking regulatory and marketing approvals for our products;
•	making royalty and other payments under any in-license agreements;
•	maintaining, protect, expand and defend our intellectual property portfolio;
•	seeking to attract and retain new and existing skilled personnel;
•	investing in our infrastructure to support the scale-up of the business; and
•	experiencing any delays or encounter issues with any of the above.

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of September 30, 2019 Cellectis owned 69.1% of our outstanding common stock.

Our historical financial information reflects expense allocations for certain support functions that were provided on a centralized basis pursuant to a management services agreement. As a result, such historical financial information may not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company and not a subsidiary of Cellectis during such historical periods. Effective with the end of the third quarter of 2019 we have internalized nearly all of the services Cellectis previously provided. Cellectis has also guaranteed the lease of our headquarters facility.

Cellectis has certain contractual rights as long as it maintains threshold beneficial ownership levels in our shares.

We hold an exclusive, worldwide license in plants to key intellectual property owned by Cellectis.

FINANCIAL OPERATION OVERVIEW

Revenue

Revenues are recognized as described in our Accounting Policies in the Notes to our financial statements in Item 1. For the three months ended September 30, 2019, we recognized revenue from the sales of High Oleic Soybean Oil and High Oleic Soybean Meal. We do not recognize revenue from seed transactions because of the grower’s commitment to sell their crop to us. We benefit from the cash upon payment and defer the net profit on the seed to inventory and recognize that benefit when the products are sold. We are also exploring additional revenue-generating opportunities including technology licensing, collaborations, R&D activities and other value capture models for our technology platform.

Cost of Goods Sold and Inventory

Prior to 2019, our cost of goods sold represented immaterial costs associated with our out-licensing activities. Costs we incurred associated with the production of seed and all Grain Costs, net of proceeds of seed sales, were expensed to R&D. Following the commercialization of our High Oleic Soybean Oil and High Oleic Soybean Meal in the three months ended March 31, 2019, we no longer expense Grain Costs as R&D. In the three months ended September 30, 2018 we incurred $1.1 million of Grain Costs that were expensed as R&D. In the nine months ended September 30, 2018 we incurred $1.6 million of Grain Costs that were expensed as R&D. These amounts affect the quarter-over-quarter comparability of R&D expenses.

Cost of goods sold also includes crush and refining losses that are expensed as incurred since they do not add to the value of the finished products. All other grain and risk management costs, net of the benefit from our seed activity, are capitalized to inventory and relieved to cost of goods sold as the High Oleic Soybean Oil and High Oleic Soybean Meal is sold. Any valuation adjustments are recognized as incurred.

Research and Development Expense

R&D expenses consist of the costs of performing activities to discover and develop products. We recognize R&D expenses as they are incurred. Prior to commercialization of our first product in the three months ended March 31, 2019, we reported Grain Costs as R&D expenses.

Beginning in 2019, our R&D expenses consist primarily of personnel costs, fees for contractors who support product development, expenses for trait validation, purchasing material and supplies for our laboratories, and facilities and other costs associated with owning and operating our own laboratories.

Our R&D efforts are central to our business and account for a significant portion of our operating expenses. We expect that our R&D expenses will increase as we expand our product development efforts, access and develop additional technologies and hire additional personnel.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expenses consist primarily of employee-related expenses for executive, selling, acreage acquisition, supply chain, business development, legal, intellectual property, information technology, finance and human resources functions. Other SG&A expenses include facility-related costs not otherwise allocated to R&D expenses, professional fees for auditing, tax and legal services, expenses associated with obtaining and maintaining patents, consulting costs and other costs of our information systems.

We expect that our SG&A expenses will increase as we continue to invest in sales, quality and food safety for those products that we commercialize on our own. We expect growth in all other costs in SG&A to moderate going forward as we believe we have the necessary foundation to grow and scale up our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

We achieved record revenues in the three months ended September 30, 2019, from selling High Oleic Soybean Oil and High Oleic Soybean Meal. Our cost of goods sold and gross margins on these revenues do not include Grain Costs that we expensed as R&D in 2018. We also continued to progress products through our pipeline development process and brought on sales and marketing resources to drive additional revenue.

A summary of our results of operations for the three months ended September 30, 2019 and 2018 follows:

	Three months ended September 30,
	2019	2018	$ Change	% Change
Revenue	$2,967	$27	$2,940	10888.9%
Cost of goods sold	3,528	—	3,528	nm
Research and development expense	3,579	3,440	139	4.0%
Selling, general and administrative expense	6,248	3,311	2,937	88.7%
Management fees and royalties	305	975	(670)	(68.7)%
Interest, net	32	228	(196)	(86.0)%
Other income and expense	(8)	(12)	4	(33.3)%
Net loss	$(10,669)	$(7,483)	$(3,186)	42.6%
Adjusted EBITDA	$(6,905)	$(6,382)	$(523)	8.2%

Revenue and Cost of Goods Sold

Revenue increased $2.9 million driven by increased sales volumes of our High Oleic Soybean Oil and High Oleic Soybean Meal. We continued to expand distribution of High Oleic Soybean Oil in the foodservice channel. We sold out of all High Oleic Soybean Meal that we produced in the period. Cost of goods sold increased $3.5 million reflecting the cost of product sold in the period and an adjustment to the net realizable value of our inventories that reflects the higher costs we have experienced at this early stage of commercialization.

Research and Development Expense

R&D expenses increased $139,000. The increase was driven by higher non-cash stock compensation expense of $567,000, a reversal of payroll tax benefits that are no longer realizable of $536,000 and the addition of personnel. R&D expenses for the three months ended September 30, 2018 also included $1.1 million of Grain Costs we incurred prior to our commercialization earlier in 2019, which affects the comparability of R&D expenses year over year.

Selling, General and Administrative Expense

SG&A expenses increased $2.9 million driven by a $1.6 million increase in non-cash stock compensation expense, increased personnel costs of $880,000 and an increase in professional fee expenses of $455,000. The increases in personnel expenses and professional fees are partially offset by the benefits of internalizing certain services previously provided by Cellectis as described below.

Management Fees and Royalties

Management fees and royalties declined by $670,000 as we internalized certain services previously provided by Cellectis including legal and communications.

Interest, net

Interest, net is the result of interest income resulting from investments of cash and cash equivalents, partially offset by interest expense on our financing lease obligations. It is also driven by balances, yields and timing of our capital raises and financing activities. Interest, net declined by $196,000 from lower yields on investments, less cash to invest and higher financing lease obligation balances.

Net Loss

Net loss increased by $3.2 million driven by increases in non-cash stock compensation expenses of $2.1 million and costs associated with launching our first products in 2019.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) decreased by $523,000 driven by increased personnel costs, as the costs of commercialization in 2019 were largely offset by reductions in Grain Costs expensed as R&D in 2018. See below under the heading “Use of Non-GAAP Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of such measure to the most comparable measure calculated under U.S. GAAP.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Similar to the three-month results discussed above, we achieved record revenues in the nine months ended September 30, 2019 from selling High Oleic Soybean Oil and High Oleic Soybean Meal. Our cost of goods sold and gross margins on these revenues do not include Grain Costs we expensed as R&D in 2018. We also continued to progress products through our pipeline development process and brought on sales and marketing resources to drive additional revenue.

A summary of our results of operations for the nine months ended September 30, 2019 and 2018 follows:

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Revenue	$3,533	$234	$3,299	1409.8%
Cost of goods sold	3,865	—	3,865	nm
Research and development expense	8,536	7,850	686	8.7%
Selling, general and administrative expense	17,723	9,914	7,809	78.8%
Management fees and royalties	1,117	1,957	(840)	(42.9)%
Interest, net	296	88	208	236.4%
Other income and expense	(35)	(30)	(5)	16.7%
Net loss	$(27,447)	$(19,429)	$(8,018)	41.3%
Adjusted EBITDA	$(18,692)	$(15,035)	$(3,657)	24.3%

Revenue and Cost of Goods Sold

Revenue increased $3.3 million driven by increased sales volumes of our High Oleic Soybean Oil and High Oleic Soybean Meal. We continued to expand distribution of High Oleic Soybean Oil in the foodservice channel. We sold out of all High Oleic Soybean Meal we produced in the period. Cost of goods sold increased $3.9 million reflecting the cost of product sold in the period and an adjustment to the net realizable value of our inventories that reflects the higher costs we have experienced at this early stage of commercialization.

Research and Development Expense

R&D expenses increased $686,000. The increase was driven by higher non-cash stock compensation expense of $255,000, a net reversal of payroll tax benefits that are no longer realizable of $411,000 and the addition of personnel. R&D expenses for the nine months ended September 30, 2018 also included $1.6 million of Grain Costs we incurred prior to our commercialization in the three months ended March 31, 2019, which affects the comparability of R&D expenses year over year.

Selling, General and Administrative Expense

SG&A expenses increased $7.8 million driven by a $3.4 million increase in personnel costs, a $3.3 million increase in non-cash stock compensation expense and an increase in professional fee expenses of $1.4 million. The increases in personnel expenses and professional fees are partially offset by the benefits of internalizing certain services previously provided by Cellectis as described below.

Management Fees and Royalties

Management fees and royalties declined by $840,000 as we internalized certain services previously provided by Cellectis including legal and communications.

Interest, net

Interest, net is the result of interest income resulting from investments of cash and cash equivalents, partially offset by interest expense on our financing lease obligations. It is driven by balances, yields and timing of our capital raises and financing activities. Interest, net increased by $208,000 from higher yields on investments.

Net Loss

Net loss increased by $8.0 million driven by increases in non-cash stock-based compensation expenses of $3.5 million and costs associated with launching our first products in 2019.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted EBITDA decreased by $3.7 million driven by increased personnel costs, as the costs of commercialization in 2019 were largely offset by reductions in Grain Costs expensed as R&D in 2018. See below under the heading “Use of Non-GAAP Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of such measure to the most comparable measure calculated under U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $68.0 million. All of these amounts are convertible to cash within 90 days with the exception of $1.4 million of restricted cash associated with our financing leases. Current liabilities were $5.8 million at September 30, 2019. Accordingly, we have cash and cash equivalents sufficient to fund all short-term obligations as of that date.

Cash Flows from Operating Activities

	Nine months ended September 30,
In Thousands	2019	2018
Net loss	$(27,447)	$(19,429)
Depreciation	1,051	727
Stock-based compensation	6,565	3,016
Unrealized foreign exchange gain	—	12
Changes in operating assets and liabilities	(4,857)	2,074
Net cash used by operating activities	$(24,688)	$(13,600)

Net cash used by operating activities increased by $11.1 million driven by a higher net loss that included costs associated with High Oleic Soybean Oil and High Oleic Soybean Meal that we sold, additional personnel we hired and increased professional services expenses, as well as an increase of $3.7 million in accounts receivable and inventory following the commercialization of our first products earlier in 2019. These uses of cash were partially offset by an increase in non-cash stock compensation expenses of $3.5 million.

We expect future increases in cash used by operating activities to be driven primarily by increases in our working capital as a result of the commercialization of our first products and additional products, since we have largely completed investing in our general and administrative expenses required to scale the organization.

Cash Flows from Investing Activities

	Nine months ended September 30,
In Thousands	2019	2018
Purchases of land, building, and equipment	$(2,538)	$(830)
Net cash used by investing activities	$(2,538)	$(830)

Net cash used by investing activities increased by $1.7 million driven by purchases of laboratory equipment following the build out of our new headquarters facility that was completed in 2018 as well as for equipment to support the expansion of our R&D pipeline.

We expect future capital expenditures to be focused on further building out our laboratory facilities and to invest in projects to optimize the operating costs within our supply chain. We expect for these expenditures to remain relatively constant over time.

Cash Flows from Financing Activities

	Nine months ended September 30,
In Thousands	2019	2018
Costs incurred related to the issuance of stock	$—	$(222)
Proceeds from common stock issuance	—	57,706
Repayments of financing lease obligations	(195)	—
Proceeds from the exercise of stock options	314	2,128
Costs incurred related to shares withheld for net share settlement	(645)	—
Proceeds from the sale and leaseback of land, buildings and equipment	414	—
Net cash (used) provided by financing activities	$(112)	$59,612

Net cash provided by financing activities decreased by $59.7 million reflecting the proceeds from our follow-on offering in the nine-month period ended September 30, 2018, as well as a decrease in the proceeds from stock option exercises. We also made payments to satisfy statutory income tax withholding requirements relating to the net share settlement upon the vesting of restricted stock units. These decreases were partially offset by a net increase of $219,000 of proceeds from financing leases.

We expect to continue to finance our purchases of capital equipment and will also seek out other sources of financing to support our business activities.

CAPITAL RESOURCES

Taking into account our anticipated cash burn rate, we believe our cash, cash equivalents and restricted cash as of September 30, 2019 will be sufficient to fund our operations for at least the next twelve months and into mid-2021. The period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, which are described in our Annual Report.

Operating Capital Requirements

For the nine months ended September 30, 2019, we had generated $3.5 million in revenues from product sales. We anticipate that we will continue to generate losses for the next several years before revenue is sufficient to support our operating capital requirements.

Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand and public or private equity or debt financings, government or other third-party funding and licensing arrangements. However, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products. Failure to receive additional funding could cause us to cease operations, in part or in full. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common shares. Any of these events could significantly harm our business, financial condition and prospects.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

Except for commitments to purchase grain from farmers in 2020 and 2021, which increased our contractual commitments to $63.8 million as of September 30, 2019, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report.

OFF BALANCE SHEET OBLIGATIONS

As of September 30, 2019, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

USE OF NON-GAAP FINANCIAL INFORMATION

To supplement our unaudited financial results prepared in accordance with GAAP, we present Adjusted EBITDA, which is not a measure defined by GAAP. We define Adjusted EBITDA as net loss excluding interest, net, income tax expense, depreciation and amortization expense, stock-based compensation, payroll tax benefits that are no longer realizable, section 16 officer transition expenses and forward purchase contract gains and losses. We provide in the table below a reconciliation of Net Loss to Adjusted EBITDA, which is the most directly comparable GAAP financial measure.

Adjusted EBITDA is not meant to be considered in isolation or as a substitute for financial information presented in accordance with GAAP, and Adjusted EBITDA should be viewed as supplemental and in addition to Net Loss. Investors are cautioned that there are material limitations associated with the use of non-GAAP financial measures, which exclude charges that have an effect on our reported financial results. In addition, other companies may report Adjusted EBITDA or similarly titled measures but calculate them differently, which reduces their usefulness as a comparative measure.

Because Adjusted EBITDA excludes non-cash items and discrete or infrequently occurring items, we believe that Adjusted EBITDA provides investors with useful supplemental information about the operational performance of our business and facilitates comparison of our financial results between periods where certain items may vary significantly independent of our business performance. Moreover, our presentation of Adjusted EBITDA enhances transparency because our management team utilizes this metric in evaluating and making operational decisions regarding our business.

The table below presents a reconciliation of Net Loss to Adjusted EBITDA:

	Three months ended September 30,
In Thousands	2019	2018
Net Loss (GAAP measure)	$(10,669)	$(7,483)
Non-GAAP adjustments:
Stock-based compensation	2,705	589
Interest, net	(32)	(228)
Income tax expense	—	—
Depreciation & amortization	362	356
Payroll tax benefits that are no longer realizable	536	(40)
Section 16 officer transition expenses	193	374
Loss on Forward Purchase Contracts	—	50
Adjusted EBITDA	$(6,905)	$(6,382)

	Nine months ended September 30,
In Thousands	2019	2018
Net Loss (GAAP measure)	$(27,477)	$(19,429)
Non-GAAP adjustments:
Stock-based compensation	6,565	3,016
Interest, net	(296)	(88)
Income tax expense	—	—
Depreciation & amortization	1,051	727
Payroll tax benefits that are no longer realizable	411	(48)
Section 16 officer transition expenses	1,054	374
Loss on Forward Purchase Contracts	—	413
Adjusted EBITDA	$(18,692)	$(15,035)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risk are commodity price and interest rate sensitivity.

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of the Annual Report. We enter into supply agreements for grain we purchase with prices based on commodity futures market prices. Those contracts are not considered derivatives and their prices float until fixed by the counterparty.  Prior to prices being fixed we may enter into hedging arrangements to reduce the risk changes in prices could have on our purchase price of the grain. Based on our positions, as of September 30, 2019, a 10 percent increase in commodity futures market prices would have a $1.2 million decrease in our financial condition, and a 10 percent decrease in commodity futures market prices would have a $1.0 million increase in our financial condition.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of September 30, 2019. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There were no material changes in risk factors in the period covered by this report. See the discussion of risk factors in our Annual Report.

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)