Form 10-K/A
Calyxt, Inc.
filed 2020-03-05
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Calyxt, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 5, 2020. The purpose of this Amendment is to refile Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to include a registration statement on Form S-3 and a registration statement on Form S-8 to the list of registration statements that are incorporated by reference into the Independent Registered Public Accounting Firm’s report.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibits 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

10.1

Management Services Agreement between Cellectis S.A., Cellectis, Inc. and Calyxt, Inc., dated as of January 1, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2017)

10.2

First Amendment to the Management Services Agreement Amendment dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.3

Second Amendment to the Management Services Agreement Amendment dated January 29, 2020 between Cellectis S.A., Cellectis, Inc., Cellectis Biologics, Inc. and Calyxt, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

10.4

Separation Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.5

Stockholders Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.6

License Agreement dated July 25, 2017 between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.7#

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

10.24

Amendment No. 1 to Stockholders Agreement dated May 7, 2018 between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)

10.25†

Employment Agreement between Calyxt, Inc. and Mr. James A. Blome, dated September 17, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2018)

10.26†

Employment Agreement between Calyxt, Inc. and Mr. Bill Koschak, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019)

10.27†

Employment Agreement between Calyxt, Inc. and Ms. Debra Frimerman, dated January 21, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)

10.28

Employment Agreement between Calyxt, Inc. and Dr Travis J. Frey, dated May 13, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

32

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020)

#

Confidential treatment has been granted for certain information contained in this exhibit. These portions have been omitted and filed separately with the United States Securities and Exchange Commission.

†	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALYXT, INC.

Date: March 5, 2020	By:	/s/ James A. Blome
Name: James A. Blome
Title: Chief Executive Officer