Form 10-Q
period 2020-03-31
Calyxt, Inc.
filed 2020-05-07
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020;

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

As of May 6, 2020, there were 33,040,520 shares of common stock, $0.0001 par value per share, outstanding.

Terms

When we use the terms “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Calyxt, Inc. When we use the term “Cellectis,” we are referring to Cellectis S.A., our majority stockholder. Cellectis is a clinical-stage biotechnological company, employing its core proprietary technologies to develop best-in-class products in the field of immune-oncology.

We own the names and trademarks for Calyxt® and Calyno®; we also own or license other trademarks, trade names and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. The name and trademark Cellectis® and TALEN®, and other trademarks, trade names and service marks of Cellectis appearing in this Quarterly Report are the property of Cellectis. This Quarterly Report also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” or  the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the potential impact of the COVID-19 pandemic on our business and operating results, our future financial performance, product pipeline and development, commercialization efforts and sales of commercial products, regulatory progression, potential collaborations and partnerships and their contribution to our financial results, cash usage, growth strategies and anticipated trends in our business. These and other forward-looking statements are predictions and projections about future events and trends based on our current expectations, objectives and intentions and premised on current assumptions. Our actual results, level of activity, performance or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; the impact of increased competition; disruptions at our key facilities; changes in customer preferences and market acceptance of our products; competition for collaboration partners and the successful execution of collaborations; the impact of adverse events during development, including unsuccessful field trials or disruptions in seed production; failures by third-party contractors; inaccurate demand forecasting; disruptions to supply chains, including transportation and storage functions; commodity price conditions; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; and other important factors discussed under the caption entitled “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 5, 2020 (our Annual Report) and our subsequent reports on Forms 10-Q (including under the caption entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report) and 8-K.

Any forward-looking statement made by us are based only on information currently available to us when, and speaks only as of the date, such statement is made. Except as required by securities and other applicable laws, we do not assume any obligation to update or revise any forward-looking statement as a result of new information, future developments or otherwise.

Market Data

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate is based on information from various sources, including independent industry publications. In presenting this information, we have also made assumptions based on such data and other similar sources, and on our knowledge of, and our experience to date in, the potential markets for our product. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in our Annual Report and other subsequent reports on Forms 10-Q and 8-K filed with the SEC. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,385	$58,610
Short-term investments	38,620	—
Restricted cash	388	388
Accounts receivable	841	1,122
Due from related parties	7	—
Inventory	3,198	2,594
Prepaid expenses and other current assets	1,594	808
Total current assets	52,033	63,522
Non-current restricted cash	1,045	1,040
Land, buildings, and equipment	22,902	23,212
Other non-current assets	441	324
Total assets	$76,421	$88,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,085	$1,077
Accrued expenses	2,093	2,544
Accrued compensation	1,363	2,181
Due to related parties	554	977
Current portion of financing lease obligations	361	356
Other current liabilities	94	61
Total current liabilities	5,550	7,196
Financing lease obligations	18,194	18,244
Other non-current liabilities	141	150
Total liabilities	23,885	25,590
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 33,090,799 shares issued and 32,990,647 shares outstanding as of March 31, 2020, and 33,033,689 shares issued and 32,951,329 shares outstanding as of December 31, 2019	3	3
Additional paid-in capital	186,859	185,588
Common stock in treasury, at cost; 100,152 shares as of March 31, 2020, and 82,360 shares as of December 31, 2019	(1,043)	(1,043)
Accumulated deficit	(133,120)	(122,057)
Accumulated other comprehensive income (loss)	(163)	17
Total stockholders’ equity	52,536	62,508
Total liabilities and stockholders’ equity	$76,421	$88,098

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$2,377	$157
Cost of goods sold	3,884	34
Gross margin	(1,507)	123
Operating expenses:
Research and development	2,787	2,219
Selling and supply chain	1,580	904
General and administrative	4,720	4,162
Management fees	62	361
Total operating expenses	9,149	7,646
Loss from operations	(10,656)	(7,523)
Interest, net	(398)	172
Foreign currency transaction loss	(9)	(24)
Loss before income taxes	(11,063)	(7,375)
Income taxes	—	—
Net loss	$(11,063)	$(7,375)
Basic and diluted loss per share	$(0.34)	$(0.23)
Weighted average shares outstanding - basic and diluted	32,988,141	32,677,944

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended March 31, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	32,951,329	$3	$185,588	$(1,043)	$(122,057)	$17	$62,508
Net loss	—	—	—	—	(11,063)	—	(11,063)
Stock based compensation	57,110	—	1,271	—	—	—	1,271
Shares withheld for net share settlement	(17,792)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(180)	(180)
Balance at March 31, 2020	32,990,647	$3	$186,859	$(1,043)	$(133,120)	$(163)	$52,536

Three months ended March 31, 2019
Balances at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$—	$93,397
Net loss	—	—	—	—	(7,375)	—	(7,375)
Stock based compensation	43,296	—	1,556	—	—	—	1,556
Issuance of common stock	—	—	125	—	—	—	125
Balances at March 31, 2019	32,692,189	$3	$177,750	$(230)	$(89,820)	$—	$87,703

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(11,063)	$(7,375)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	452	342
Stock-based compensation	1,271	1,556
Changes in operating assets and liabilities:
Accounts receivable	281	(124)
Due to/from related parties	(430)	(1,114)
Inventory	(604)	(379)
Prepaid expenses and other current assets	(786)	(629)
Accounts payable	8	(94)
Accrued expenses	(451)	(397)
Accrued compensation	(818)	(418)
Other current liabilities	(156)	(428)
Other non-current assets	(120)	(216)
Net cash used by operating activities	(12,416)	(9,276)
Investing activities
Short-term investments	(38,620)	—
Purchases of land, buildings, and equipment	(139)	(346)
Net cash used by investing activities	(38,759)	(346)
Financing activities
Repayments of financing lease obligations	(45)	(59)
Proceeds from the exercise of stock options	—	125
Net cash (used) provided by financing activities	(45)	66
Net decrease in cash, cash equivalents and restricted cash	(51,220)	(9,556)
Cash, cash equivalents and restricted cash - beginning of period	60,038	95,288
Cash, cash equivalents and restricted cash - end of period	$8,818	$85,732

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of our statements of financial position, results of operations and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. The accompanying Balance Sheet as of December 31, 2019 was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Short-term investments

We consider investments with more than ninety days to maturity at issuance to be short-term investments. These short-term investments are considered trading securities and are carried at fair value with any unrealized gains and losses recorded in current earnings as a component of interest, net.

2. FINANCIAL INSTRUMENTS, FAIR VALUE, HEDGING ACTIVITIES, AND CONCENTRATIONS OF CREDIT RISK

The carrying values of cash and cash equivalents, restricted cash, due from related parties, accounts payable, due to related parties and all other current liabilities approximate fair value.

We measure certain assets and liabilities at fair value on a recurring basis, including short-term investments, financing lease obligations and commodity futures and options. The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as of the measurement date as follows:

Level 1: Fair values are based on unadjusted quoted prices in active trading markets for identical assets and liabilities.

Level 2: Fair values are based on observable quoted prices other than those in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Fair values are based on at least one significant unobservable input for the asset or liability.

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020				March 31, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$38,620	$—	$—	$38,620	$—	$—	$—	$—
Commodity futures and options	603	—	—	603	—	—	—	—
Financing lease obligations	—	—	—	—	—	15,509	—	15,509
Total	$39,223	$—	$—	$39,223	$—	$15,509	$—	$15,509

	December 31, 2019				December 31, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Financing lease obligations	$—	$—	$—	$—	$—	$15,651	$—	$15,651
Commodity futures and options	62	—	—	62	—	—	—	—
Total	$62	$—	$—	$62	$—	$15,651	$—	$15,651

The composition of our short-term investments at March 31, 2020 and December 31, 2019 were as follows:

	As of March 31,	As of December 31,
In Thousands	2020	2019
Corporate debt securities	$29,677	$—
Commercial paper	8,943	—
Total	$38,620	$—

Commodity Price Risk

We enter into seed and grain production agreements (Forward Purchase Contracts) with settlement values based on commodity futures market prices. These Forward Purchase Contracts allow the counterparty to fix their sales prices at various times as defined in the contract. We are also engaged in the business of selling soybean oil and meal under a variety of pricing structures. We may enter hedging arrangements to either fix variable exposures or convert fixed prices to floating prices through commodity derivative contracts. As of March 31, 2020, we held commodity contracts with a notional amount of $23.6 million.

We have designated all our commodity derivative contracts as cash flow hedges. As a result, all gains or losses associated with recording commodity derivative contracts at fair value are recorded as a component of accumulated other comprehensive income (loss) (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. As of March 31, 2020, we expect the entire AOCI balance to be reclassified into earnings within the next eight months.

Certain amounts related to our hedging activities are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified to Earnings
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
In thousands	2020	2019	2020	2019
Cash flow hedges:
Commodity derivative contracts	$(163)	$—	$14	$—
Total	$(163)	$—	$14	$—

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related primarily to payments to Cellectis. Our principal foreign currency exposure is to the euro. We do not hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents and restricted cash in highly liquid securities and investment funds and until late December 2019, also held deposits at a financial institution that exceeded insured limits. In the first quarter of 2020, we diversified this risk by shifting our investments to a diverse portfolio of short-dated, high investment-grade securities we classify as short-term investments that are recorded at fair value in our consolidated financial statements. We ensure the credit risk in this portfolio is in accordance with our internal policies and if necessary, make changes to investments to ensure credit risk is minimized. We have not experienced any counterparty credit losses.

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred management fee expenses of $62,000 for the three months ended March 31, 2020, and $361,000 for the three months ended March 31, 2019.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million.

TALEN® is our primary gene-editing technology, and it is the foundation of our technology platform. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, as well as a percentage of any sublicense revenues. We have incurred $33,000 of license and royalty fees owed to Cellectis for the three months ended March 31, 2020, and $25,000 for the three months ended March 31, 2019.

We have entered into various agreements with the University of Minnesota, pursuant to which we have been granted both exclusive and non-exclusive license agreements that carry annual license fees, milestone payments, royalties, and associated legal fees. These agreements primarily relate to gene-editing tools, enabling technologies and germplasm. We have incurred $12,000 of costs pursuant to these agreements for the three months ended March 31, 2020, and $4,000 for the three months ended March 31, 2019.

4. NET LOSS PER SHARE

Basic and diluted loss per share was calculated using the following:

	For the Three Months Ended March 31,
In Thousands, Except Share Data and Per Share Amounts	2020	2019
Net loss	$(11,063)	$(7,375)
Weighted average shares outstanding - basic and diluted	32,988,141	32,677,944
Basic and diluted loss per share	$(0.34)	$(0.23)

	As of March 31,
	2020	2019
Anti-dilutive stock options, restricted stock units, and performance stock units	5,328,268	4,385,595

All outstanding stock options and restricted stock units are excluded from the calculation since they are anti-dilutive.

We have not used the treasury method in determining the number of anti-dilutive stock options and restricted stock units in the table above.

5. STOCK-BASED COMPENSATION

We use broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of our shareholders. We have also granted equity-based awards to directors, nonemployees, and certain employees of Cellectis.

In December 2014, we adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, we adopted the 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, performance shares and other types of equity awards.

As of March 31, 2020, 1,976,394 shares were registered and available for grant under effective registration statements, while 2,770,295 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards can be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2020	2019
Estimated fair values of stock options granted	$5.19	$9.45
Assumptions:
Risk-free interest rate	1.7%	2.5%
Expected volatility	77.4%	78.9%
Expected term (in years)	6.9	6.9

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

Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2019	1,789,567	$8.73	4,481,359	$11.73
Granted			60,000	7.30
Forfeited or expired			(235,894)	15.61
Balance as of March 30, 2020	1,890,357	$8.97	4,305,465	$11.46

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Stock-based compensation expense	$1,006	$768

At March 31, 2020, options outstanding and exercisable had no aggregate intrinsic value and the weighted average remaining contractual term was 6.6 years.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Net cash proceeds	$—	$125
Intrinsic value of options exercised	$—	$353

As of March 31, 2020, unrecognized compensation expense related to non-vested stock options was $10.6 million. This expense will be recognized over 56 months on average.

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	813,526	$10.31
Vested	(51,973)	9.80
Forfeited	(50,417)	10.45
Unvested balance at March 31, 2020	711,136	$10.33

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Grant-date fair value	$510	$133

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Stock-based compensation expense	$155	$787

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Deemed dividends from grants to Cellectis employees	$224	$411

As of March 31, 2020, unrecognized compensation expense related to restricted stock units was $2.5 million. This expense will be recognized over 43 months on average.

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

Stock-based compensation expense related to performance stock units is as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Stock-based compensation expense	$110	$—

As of March 31, 2020, unrecognized compensation expense related to performance stock units was $1.9 million. This expense will be recognized over 51 months on average.

6. INCOME TAXES

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements.

As of March 31, 2020, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2019.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of March 31, 2020, this restricted cash totaled $1.4 million. We have the option to request the return of excess collateral annually in December.

Rent expense from operating leases was as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Rent expense from operating leases	$24	$49

Other Commitments

As of March 31, 2020, we have noncancelable commitments to purchase grain from farmers and seed from growers at dates throughout 2020 aggregating $9.2 million based on current commodity futures market prices, other payments to growers, and estimated yields per acre. This amount is not recorded in the consolidated financial statements because we have not taken delivery of the grain as of March 31, 2020. If growers do not plant our soybeans, we allow the grain production contacts to be cancelled. Therefore, we do not include commitments to purchase grain as noncancelable commitment until the corresponding seed is planted.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed three months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately.

	Three Months Ended March 31,
In Thousands	2020	2019
Employee benefit plan expenses	$120	$56

9. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of March 31,	As of December 31,
In Thousands	2020	2019
Inventory:
Raw materials	$2,535	$2,211
Work-in-process	445	272
Finished goods	218	111
Total	$3,198	$2,594

Certain statements of operations amounts are as follows:

	Three Months Ended March 31,
In Thousands	2020	2019
Stock compensation expense:
Research and development	$319	$241
Selling and supply chain	(251)	63
General and administrative	1,203	1,286
Total	$1,271	$1,590

	Three Months Ended March 31,
In Thousands	2020	2019
Interest, net:
Interest expense	$(372)	$(370)
Interest income	(26)	542
Total	$(398)	$172

Certain statements of cash flows amounts are as follows:

	As of March 31, 2020
In Thousands	2020	2019
Cash, cash equivalents, restricted cash, and short-term investments:
Cash and cash equivalents	$7,385	$84,231
Restricted cash	1,433	1,501
Total cash, cash equivalents, and restricted cash:	8,818	85,732
Short-term investments	38,620	—
Total cash, cash equivalents, restricted cash, and short-term investments:	$47,438	$85,732

	Three Months Ended March 31,
In Thousands	2020	2019
Supplemental cash flow information:
Interest paid	$367	$365

10. SEGMENT INFORMATION

We operate in a single reportable segment, agricultural products. Our current commercial focus is North America. Our major product categories are high oleic soybean oil and high oleic soybean meal.

11. SUBSEQUENT EVENTS

On April 19, 2020, we received a $1,517,500 loan under the Paycheck Protection Program implemented under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The loan has a term of two years, an interest rate of one percent with no interest payable for six months and is forgivable if certain employee and compensation levels are maintained and the proceeds are used for qualifying purposes. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the Paycheck Protection Program loan that is not forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.

EXECUTIVE OVERVIEW

We are a technology company focused on delivering plant-based solutions that are healthy and sustainable. We intend to bring these products to market one of two ways. First, through an integrated business model where we leverage third party assets in the agricultural supply chain to process grains and sell the resulting products. Second, through collaboration arrangements or license agreements with third parties. In a collaboration arrangement, we expect to jointly develop products and to receive payments for the use of our innovations, upon the achievement of development milestones, and from royalties upon commercial sale of products. We also have an option to monetize our technology platform by strategically licensing our innovations to others. We expect to use the integrated business model in soybeans and wheat and collaborate or license in all other crops. We may also choose to collaborate in wheat and soybeans to increase margins and reduce our need for working capital. We are currently exploring product opportunities in alfalfa, canola, hemp, oats, peanuts, peas, potato, soybeans, wheat, and other crops. As of March 31, 2020, there were 18 projects at the Discovery stage or later in our development across alfalfa, canola, hemp, oats, potatoes, soybeans, and wheat.

Early in the second quarter, we advanced our first hemp project to the commercialization phase of development. This project, which did not use gene editing, leveraged our plant breeding expertise to quickly purify and stabilize key varieties of a partner’s germplasm.  We expect to launch the product in the near term. While not expected to be significant to revenue, this successful project enabled the gathering of valuable insights and data that will benefit the development of other hemp projects which are expected to launch beginning in 2023.

We are an early-stage company and have incurred net losses since our inception. As of March 31, 2020, we had an accumulated deficit of $133.1 million. Our net losses were $11.1 million for the three months ended March 31, 2020.

We expect to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will be driven by:

•	continuing to advance the R&D of our current and future products;
•	conducting additional breeding and field trials of our current and future products;
•	seeking regulatory and marketing approvals for our products;
•	acquiring or in-licensing other products, technologies, germplasm, or other biological material;
•	maintaining, protecting, expanding, and defending our intellectual property portfolio;
•	making royalty and other payments under any in-license agreements;
•	seeking to attract and retain new and existing skilled personnel;
•	securing manufacturing arrangements for commercial production;
•	building out additional sales, marketing, and distribution capabilities, including relationships across our supply chain, to commercialize products that have completed the development process;
•	investing in our infrastructure to support the scale-up of the business;
•

addressing the impacts of the ongoing novel coronavirus (“COVID-19”) pandemic, including implementing our expense reduction efforts and modified crush strategy and seeking to bolster our liquidity position in light of changing business needs and uncertain macro-economic conditions; and

•	experiencing any delays or encountering issues with any of the above, including due to COVID-19 and its impacts.

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of March 31, 2020, Cellectis owned 68.8% of our outstanding common stock.

Our historical financial information reflects expense allocations for certain support functions that were provided on a centralized basis pursuant to a management services agreement. As a result, such historical financial information may not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company and not a subsidiary of Cellectis during such historical periods. Effective with the end of the third quarter of 2019 we have internalized nearly all the services Cellectis previously provided. Cellectis has also guaranteed the lease of our headquarters facility.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

For the three months ended March 31, 2020, we recognized revenue from the sales of high oleic soybean oil and meal. We do not recognize revenue from seed transactions because of the grower’s commitment to sell their crop to us. We benefit from the cash upon payment and defer the net profit on the seed to inventory and recognize that benefit when the grower delivers grain to us. We are also exploring additional revenue-generating opportunities including collaborations, licensing, R&D activities, and other value capture models for our technology platform.

Cost of Goods Sold and Inventory

Prior to 2019, our cost of goods sold represented immaterial costs associated with our out-licensing activities. Costs we incurred associated with the purchasing, storing, transporting and processing grain, net of proceeds of seed sales (Grain Costs), were expensed as R&D. Beginning during the first quarter of 2019, we began to capitalize all Grain Costs into inventory. This affects the year-over-year comparability of costs of goods sold, gross margins and R&D expenses. For the three months ended March 31, 2019, Grain Costs expensed as R&D totaled $149,000.

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

Research and Development Expense

Research and development (R&D) expenses consist of the costs of performing activities to discover and develop products and advance our intellectual property. We recognize R&D expenses as they are incurred.

Excluding the Grain Costs mentioned above, our R&D expenses consist primarily of employee-related costs for our R&D personnel, fees for contractors who support product development and breeding activities, expenses for trait validation, purchasing material and supplies for our laboratories, licensing, facilities, regulatory, and other costs associated with owning and operating our own laboratories. R&D expenses also include costs to write and support the research for filing patents.

Selling and Supply Chain Expense

Selling and Supply Chain (S&SC) expenses consist primarily of employee-related expenses for selling our products, acreage acquisition, managing the supply chain and business development, as well as costs to market our products and an allocation of facility and information technology expenses.

General and Administrative Expense

General and administrative (G&A) expenses consist primarily of employee-related expenses for our executive, legal, intellectual property, information technology, finance, and human resources functions. Other G&A expenses include facility and information technology expenses not otherwise allocated to R&D or S&SC expenses, professional fees for auditing, tax and legal services, expenses associated with maintaining patents, consulting costs and other costs of our information systems.

Interest, net

Interest, net is comprised of interest income resulting from investments of cash and cash equivalents and short-term investments, any unrealized gains and losses on short-term investments, and interest expense on our financing lease obligations. It is also driven by balances, yields, and timing of financing activities.

Recent Developments – COVID-19

As a company operating within the food supply chain, our operations in Minnesota are classified as critical sector work under the State of Minnesota “stay at home” executive order adopted in response to the COVID-19 pandemic, which became effective on March 27, 2020. While most of our laboratory workers remain onsite at our headquarters, we transitioned all other employees to remote work arrangements. In accordance with the Minnesota executive order and CDC and WHO guidelines, we also have implemented health and safety measures for the protection of our onsite workers.

Despite the remote work arrangements for many of our employees, we have continued much of our operations in R&D and in seed distribution and sale. As of the date of this report, our R&D programs and seed distribution activities have not experienced any material delays.

Our seed production takes place primarily in the United States and its territories with contra season production also occurring in Argentina. Third party warehousing for seed storage and our limited number of processing partners (e.g., storage, transportation, crushers and refiners) are located in the Upper Midwest region of the United States. Our operations team has been working with our seed production, warehousing and processing partners and with our logistics partners to manage and mitigate the impact of supply chain disruptions. To date, supply chain disruptions have not had a material impact on our operations. However, additional or enhanced COVID-19 related closures, or increased disruptions from existing COVID-19 related preventive measures, could further disrupt our supply chains, particularly with respect to transportation across borders or outside the Upper Midwest.

We currently target sales of our high oleic soybean oil to foodservice, food manufacturing, animal nutrition, and industrial market segments. The COVID-19 pandemic has had a significant adverse impact on the food industry, which has substantially reduced food industry demand for vegetable oils. Accordingly, beginning in the last weeks of the first quarter 2020 and continuing into the second quarter 2020, we have experienced lower demand for our high oleic soybean oil, corresponding to the overall lowering of demand for all vegetable oils. In addition, excess supply of vegetable oil has driven lower prices, and we believe our high oleic soybean oil may be particularly impacted by lower pricing within the premium oil category. Looking forward, we expect prices for premium oil to remain low and demand for vegetable oil to remain depressed, into the second half of 2020 and possibly beyond.

We currently target sales of our high oleic soybean meal to dairy, poultry, and pork producers. On April 28, 2020, President Trump signed an executive order directing the Department of Agriculture to ensure meat and poultry processors in the U.S. continue operations uninterrupted to the maximum extent possible. Nevertheless, the COVID-19 pandemic has impacted protein processing facilities, with several processing facilities temporarily closing or suspending operations, which is impacting the upstream operations in the industry. The COVID-19 impact on protein supply is likely to have a corresponding impact on the demand for our high oleic soybean meal. Looking forward, we expect prices for soybean meal to remain low and, depending on herd sizes, soybean meal demand may also be depressed, into the second half of 2020 and possibly beyond.

In response to changing demand, pricing pressure and uncertainty among our customers and target customers caused by the COVID-19 pandemic, we have adjusted our short-term crush strategy and have canceled crushes scheduled for late May, June and July 2020. This change avoids storage costs for oil and is expected to shift product sales efforts into the second half of 2020, when potentially customer demand may partially recover depending on the timing and extent of resumption of normal operating activities among our customers. We are also accelerating the purchase of the remaining 2019 grain crop, which was originally expected to be purchased before August 31, 2020, enabling us to take advantage of the lower prices currently available and reduce our ultimate cash outlay for that grain.

Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through public or private equity or debt financings, government or other third-party funding, various payments we may receive from future collaborators in product development and commercialization activities, and licensing arrangements. Our financing needs are subject to change depending on, among other things, the success of our product development efforts, our revenue and our efforts to effectively manage expenses. The effects of the COVID-19 pandemic on the financial markets and broader economic uncertainties, may make obtaining capital through equity or debt financings more challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us.

In response to current economic conditions, we have taken and expect to take in the future actions to increase our financial flexibility and liquidity. We have commenced a review of operating expenses and have postponed non-essential capital expenditures. Additionally, on April 19, 2020, we received a $1,517,500 loan under the Payroll Protection Program under the CARES Act, which will be applied during this period of economic uncertainty to payroll and other qualifying fixed costs. As a result of these actions and our anticipated reductions in cash expenditures, we expect our monthly cash usage to decrease beginning April 2020 and decrease overall for the balance of 2020 as compared to 2019 and our previous expectations. With these actions, we expect our current cash runway to now extend to late 2021. We continue to evaluate additional strategies to further reduce our cash usage.

We will also continue to evaluate our operations and adjust based on the safety of our employees, demand signals, the health of our supply chain and distribution network, and government mandates and local orders.

Our actual results, level of activity, performance or achievements could be materially different from those anticipated in the forward-looking statements included in this discussion of the COVID-19 pandemic and its impacts as a result of certain factors, including, but not limited to, those discussed under the caption “Risk Factors” in our Annual Report and our subsequent reports on Forms 10-Q (including under the caption entitled “Risk Factors” in this Quarterly Report) and 8-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

A summary of our results of operations for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue	$2,377	$157	$2,220	1,414.0%
Cost of goods sold	3,884	34	3,850	11,323.5%
Gross margin	(1,507)	123	(1,630)
Research and development expense	2,787	2,219	568	25.6%
Selling and supply chain	1,580	904	676	74.8%
General and administrative expense	4,720	4,162	558	13.4%
Management fees and royalties	62	361	(299)	(82.8)%
Interest, net	(398)	172	(570)	(331.4)%
Other income and expense	(9)	(24)	15	(62.5)%
Net loss	$(11,063)	$(7,375)	$(3,688)	50.0%
Adjusted EBITDA	$(8,247)	$(5,672)	$(2,575)	45.4%

Revenue

Revenue increased by $2.2 million, or 1,414%, to $2.4 million. The significantly lower revenue in the three months ended March 31, 2019 reflects the fact that we commercialized our first products, high oleic soybean oil and high oleic soybean meal, in the three months ended March 31, 2019. The revenue growth was driven by 1,440 basis points of pound or ton volume growth, and 44 basis points of favorable product mix as we sold more oil in 2020 as a percent of total revenue than in 2019, both partially offset by 70 basis points of pricing, primarily the result of lower meal prices than a year ago. High oleic soybean meal was 87 percent of revenue in the period, compared to 92 percent a year ago. Most of the oil revenue in the first quarter 2020 was from a single customer purchasing our oil to be used as a plant-based alternative to synthetic fluids, and we expect to fulfill their remaining orders over the next six months. Despite the revenue increase, we began experiencing softness in demand for our high oleic soybean oil in the last two weeks of the first quarter 2020

Due to the impact of the COVID-19 pandemic, we generally expect a decrease in demand for our high oleic soybean oil and potentially for our high oleic soybean meal, as well as decreases in the average selling prices for these products, for at least the second quarter and potentially into the third quarter 2020 or longer until our foodservice and food manufacturing customers and other potential customers experience normalized demand and the protein processing supply chain resumes normalized operations.

Costs of Goods Sold

Cost of goods sold increased $3.9 million reflecting the cost of product sold in the period and a $1.1 million net realizable value adjustment against our inventories.

Due to the impact of the COVID-19 pandemic, we generally expect cost of goods sold to decrease proportionate to expected decreases in revenue.

Gross Margin

Gross margin as reported decreased by $1.6 million to a negative $1.5 million. The decrease in gross margin in the first quarter 2020 reflects the higher costs we have experienced at this early stage of commercialization of our high oleic soybean products. Gross margin, as adjusted, a non-GAAP measure, was negative $1.2 million, or negative 49 percent, as compared to negative $1.5 million, or negative 63 percent, as reported under GAAP.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of gross margin, as adjusted, and a reconciliation of gross margin, the most comparable GAAP measure, to gross margin, as adjusted.

Due to the impact of the COVID-19 pandemic, we generally expect to have a lower negative gross margins on a dollar basis if revenue does not occur at the levels previously expected, and we expect negative gross margins percentages to increase due to lower selling volumes, lower average selling prices, the fixed prices we pay per bushel to process, store and transport grain, partially offset by lower prices paid for grain.

Research and Development Expense

R&D expenses increased $568,000 driven by $284,000 of additional personnel costs, $123,000 of incremental professional fees, and $78,000 of higher non-cash stock compensation expenses.

At this time, we do not expect the COVID-19 pandemic to materially affect R&D expenses as these activities are continuing substantially as planned.

Selling and Supply Chain Expense

S&SC expenses increased $676,000 driven by the build out of our S&SC team following initial commercialization and includes $879,000 of additional personnel costs, including $273,000 of Section 16 officer transition expenses, and $123,000 incremental allocated expenses for facilities and information technology expenses, partially offset by $314,000 of lower non-cash stock compensation expenses due to the forfeiture of awards.

Due to the impact of the COVID-19 pandemic, we generally expect a decrease in S&SC expenses due to decreased sales and decreased marketing costs. Additionally, we will be targeting S&SC expense as part of our overall expense reduction efforts in response to the COVID-19 pandemic, which we expect to reduce S&SC expenses for the balance of 2020, as compared to the first quarter 2020.

General and Administrative Expense

G&A expenses increased $558,000 driven by $392,000 of incremental professional services expenses, as well as increased depreciation expense.

We will be targeting G&A expense as part of our overall expense reduction efforts in response to the COVID-19 pandemic, which we expect to reduce G&A expenses for the balance of 2020, as compared to the first quarter 2020.

Management Fees

Management fees declined by $299,000 as we previously internalized certain services provided by Cellectis including investor relations, information technology, human resources, legal, and communications.

Interest, net

Interest, net decreased by $570,000 driven by unrealized losses on short-term investments, lower yields on investments, and less cash to invest.

Due to the current interest rate environment, which reflects lower interest rate yields and reduced cash balances, over the remainder 2020 and after taking into consideration potential changes in value of our short-term investments and the planned reductions in expenses mentioned above, we expect interest, net to decrease in the balance of 2020 as compared to the same period in 2019, and to be higher than the level experienced in the first quarter of 2020.

Net Loss

Net loss increased by $3.7 million driven by a $1.6 million decrease in gross margins following the launch of our high oleic soybean products, reflecting the early stage of our business, $1.1 million of additional personnel costs largely attributed to the  build out of our S&SC team, a $570,000 decrease in interest, net; and $474,000 of incremental professional fees, partially offset by $285,000 of lower non-cash stock compensation expenses.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Adjusted EBITDA, a non-GAAP measure, decreased by $2.6 million, driven by the changes in gross margin and R&D, S&SC, and G&A expenses described above.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of such measure to net loss the most comparable measure calculated under United States GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2020, we had a total of $47.4 million of cash, cash equivalents, short-term investments, and restricted cash. Short-term investments consist of corporate debt securities and commercial paper with more than 90 days to maturity at issuance. All these amounts are convertible to cash within 90 days except for $1.0 million of restricted cash associated with our financing leases. Current liabilities were $5.6 million at March 31, 2020. Accordingly, we have cash, cash equivalents and short-term investments sufficient to fund all short-term obligations as of that date.

We incurred losses from operations of $11.1 million for the three months ended March 31, 2020, and $7.4 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $133.1 million and expect to incur losses for the foreseeable future.

Diversification of Counterparty Credit Risk

In the first quarter of 2020, we diversified our concentrated credit risk by shifting our uninsured deposits to a diverse portfolio of short-dated, high investment-grade securities we classify as short-term investments that are recorded at fair value in our consolidated financial statements. We ensure the credit risk in this portfolio is in accordance with our internal policies and if necessary, make changes to investments to ensure credit risk is minimized. We have not experienced any counterparty credit losses. The impact of this diversification was to shift balances from Cash & Cash Equivalents to Short-term Investments on our consolidated balance sheet.

Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands	2020	2019
Net loss	$(11,063)	$(7,375)
Depreciation and amortization	452	342
Stock-based compensation	1,271	1,556
Changes in operating assets and liabilities	(3,076)	(3,799)
Net cash used by operating activities	$(12,416)	$(9,276)

Net cash used by operating activities increased $3.1 million driven by the increase in our net loss of $3.7 million and $285,000 of lower non-cash stock compensation expense, partially offset by a $723,000 decrease in cash flows provided by operating assets and liabilities, primarily the result of the higher cash payments to suppliers and related parties in the three months ended March 31, 2019.

Based on the actions we expect to take in response to the COVID-19 pandemic, we expect cash flows from operating activities to improve over the balance of 2020 as compared to the first quarter 2020.

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands	2020	2019
Purchases of land, building, and equipment	$(139)	$(346)
Short-term investments	(38,620)	—
Net cash used by investing activities	$(38,759)	$(346)

Net cash used by investing activities increased $38.4 million driven by our purchases of short-term investments as part of our risk diversification strategy.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands	2020	2019
Repayments of financing lease obligations	$(45)	$(59)
Proceeds from the exercise of stock options	—	125
Net cash (used) provided by financing activities	$(45)	$66

Net cash provided by financing activities decreased $111,000 driven by lower proceeds from the exercise of stock options.

CAPITAL RESOURCES

Considering our anticipated cash burn rate and anticipated expense reduction efforts, we believe our cash, cash equivalents, short-term investments, and restricted cash as of March 31, 2020 will be enough to fund our operations for at least the next twelve months and into late 2021.

For the three months ended March 31, 2020, we generated $2.4 million in revenues from product sales. We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements.

Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand and public or private equity or debt financings, government or other third-party funding, various types of payments we may receive from future collaborators in product development and commercialization activities, potentially including royalties and other recurring payment streams, and licensing arrangements.

Our financing needs are subject to change depending on, among other things, the success of our product development efforts, our revenue and our efforts to effectively manage expenses. The effects of the COVID-19 pandemic on the financial markets and broader economic uncertainties, may make obtaining capital through equity or debt financings more challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us.

In response to current economic conditions, we have taken and expect to take in the future actions to increase our financial flexibility and liquidity. We have commenced a review of operating expenses and have postponed non-essential capital expenditures. Additionally, on April 19, 2020, we received a $1,517,500 loan under the Payroll Protection Program under the CARES Act, which will be applied during this period of economic uncertainty to payroll and other qualifying fixed costs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report.

OFF BALANCE SHEET OBLIGATIONS

As of March 31, 2020, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2020, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

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

We present gross margin, as adjusted, a non-GAAP measure that includes the effects of high oleic soybean products sold with no associated cost of goods sold because those costs were expensed as R&D in a prior period and that also includes the impact of any net realizable value adjustments to our inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold.

We provide in the table below a reconciliation of gross margin, as adjusted, to gross margin, which is a most directly comparable GAAP financial measure. We provide gross margin, as adjusted because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period to period comparability of our gross margins and financial performance.

The table below presents a reconciliation of gross margin to gross margin, as adjusted:

	Three Months Ended March 31,
In Thousands	2020	2019
Gross margin (GAAP measure)	$(1,507)	$123
Gross margin percentage	(63)%	78%
Adjustments:
Grain costs expensed as R&D	—	(149)
Net realizable value adjustment to inventories	334	—
Gross margin, as adjusted	$1,174	$(25)
Gross margin percentage, as adjusted	(49)%	(16)%

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

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
In Thousands	2020	2019
Net Loss (GAAP measure)	$11,063	$(7,375)
Non-GAAP adjustments:
Interest, net	398	(172)
Income tax expense	—	—
Depreciation and amortization	452	342
Stock-based compensation expenses	1,271	1,556
Grain Costs expensed as R&D	—	(149)
Net realizable value adjustment to inventories	334	—
Section 16 officer transition expenses	360	188
Research and development payroll tax credit	—	(63)
Adjusted EBITDA	$(8,247)	$(5,672)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2020. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 2. Financial Instruments, Fair Value, Hedging Activities, and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of March 31, 2020. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

The most significant risk factors applicable to Calyxt are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except for the additional risk factor set forth below. You should carefully consider the risk factors included in our Annual Report and below in connection with Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

The extent to which the COVID-19 pandemic and resulting deterioration of worldwide economic conditions adversely impact our business, financial condition, and operating results will depend on future developments, which are difficult to predict.

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including restricting employee travel, requiring remote work arrangements for non-laboratory employees, implementing social distancing and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors and service providers on whom we rely have made similar modifications. There is no certainty that such measures will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.

As a result of the COVID-19 pandemic and government actions to contain it, related volatility in the financial markets and deterioration of national and global economic conditions, we could experience material adverse operational and financial impacts, including:

•

Prolonged, significant reductions in demand for our products resulting from continued or worsening operational disruptions among our food industry customers and/or protein producer customers, excess inventories in the markets in which our products compete, and aggressive pricing for alternative, non-premium products. Challenging economic circumstances continuing after the immediate crisis subsides may also adversely impact our customers, resulting in prolonged decreased demand, overall lower customer spending, or potential inability to pay for previously purchased products.

•

Disruptions and delays to our R&D pipeline resulting from a shutdown of our headquarters due to expanded governmental restrictions or illness among our laboratory personnel as a result of COVID-19, increased absenteeism among laboratory employees, or delays with respect to raw materials necessary for our R&D activities.

•

Interruptions or delays in seed production or grain processing resulting from supply chain disruptions, including as a result of restrictions or disruptions to transportation (such as reduced availability of air transport, port closures and increased border controls or closures) or operational disruptions at warehousing, storage, crushing and/or refining facilities.

•

Overall reduced operational productivity resulting from challenges associated with remote work arrangements, limited resources available to our employees (particularly with respect to our sales employees whose in-person access to our customers and customer prospects has been significantly limited), and increased cybersecurity risks as a result of remote access to our information systems.

•

Constraints on financing opportunities resulting from dislocations in the capital markets, which may make it too costly or difficult for us to pursue public or private equity or debt financings on acceptable terms.

The degree to which COVID-19 impacts our business and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the severity, duration and geographic spread of the outbreak, and the global, national and regional actions to contain the virus and address its impact, including travel restrictions imposed, business closures or business disruption.

The resumption of normal business operations after interruptions caused by COVID-19 may be delayed or constrained by lingering effects of COVID-19 on us or our suppliers, third-party service providers, counterparties in collaboration arrangement or licenses, and/or customers. Even after the COVID-19 outbreak has subsided, Calyxt may experience material and adverse impacts on its business, operating results and financial condition as a result of the global economic impact of COVID-19 outbreak, including any recession that has occurred or may occur in the future.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2020, the Company repurchased shares of stock as follows in connection with the payment of taxes upon vesting of restricted stock previously issued to employees:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2020 – January 31, 2020	17,752	$7.01	—	$—
February 1, 2020 – February 29, 2020	—	$—	—	$—
March 1, 2020 – March 31, 2020	—	$—	—	$—
Total	17,752	$7.01	—	$—

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page formatted as XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2020.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)