Form 10-Q
period 2020-06-30
Calyxt, Inc.
filed 2020-08-05
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020;

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

Securities registered pursuant to Section 12(b) of the Act.

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

As of August 5, 2020, there were 33,184,336 shares of common stock, $0.0001 par value per share, outstanding.

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

We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “targets,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the potential impact of the COVID-19 impact on our business and operating results; our future financial performance; product pipeline and development; our business model and strategies for commercialization and sales of commercial products; regulatory progression; potential collaborations, partnerships and licensing arrangements and their contribution to our financial results, cash usage, and growth strategies; and anticipated trends in our business. These and other forward-looking statements are predictions and projections about future events and trends based on our current expectations, objectives and intentions and premised on current assumptions. Our actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; the impact of increased competition; disruptions at our key facilities; changes in customer preferences and market acceptance of our products; competition for collaboration partners and licensees and the successful execution of collaborations and licensing agreements; the impact of adverse events during development, including unsuccessful field trials or disruptions in seed production; the impact of improper handling of our product candidates by unaffiliated third parties during development, such as the improper aerial spraying of our high fiber wheat product candidate; failures by third-party contractors; inaccurate demand forecasting; the effectiveness of commercialization efforts by commercial partners or licensees; our ability to make grain sales on terms acceptable to us; the timing of our grain sales; our ability to collect accounts receivable; disruptions to supply chains, including transportation and storage functions; commodity price conditions; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; and other important factors discussed under the caption entitled “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 5, 2020 (our Annual Report) and our subsequent reports on Forms 10-Q (including under the caption entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report) and 8-K.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,875	$58,610
Short-term investments	29,942	—
Restricted cash	393	388
Accounts receivable	2,411	1,122
Due from related parties	2	—
Inventory	5,282	2,594
Prepaid expenses and other current assets	1,926	808
Total current assets	43,831	63,522
Non-current restricted cash	1,040	1,040
Land, buildings, and equipment	22,663	23,212
Other non-current assets	427	324
Total assets	$67,961	$88,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$572	$1,077
Accrued expenses	1,998	2,544
Accrued compensation	1,293	2,181
Due to related parties	381	977
Current portion of financing lease obligations	361	356
Other current liabilities	44	61
Total current liabilities	4,649	7,196
Financing lease obligations	18,109	18,244
Long-term debt	1,518	—
Other non-current liabilities	132	150
Total liabilities	24,408	25,590
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 33,140,672 shares issued and 33,040,520 shares outstanding as of June 30, 2020, and 33,033,689 shares issued and 32,951,329 shares outstanding as of December 31, 2019	3	3
Additional paid-in capital	188,656	185,588
Common stock in treasury, at cost; 100,152 shares as of June 30, 2020, and 82,360 shares as of December 31, 2019	(1,043)	(1,043)
Accumulated deficit	(144,022)	(122,057)
Accumulated other comprehensive income (loss)	(41)	17
Total stockholders’ equity	43,553	62,508
Total liabilities and stockholders’ equity	$67,961	$88,098

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,307	$408	$4,684	$566
Cost of goods sold	5,321	303	9,205	337
Gross margin	(3,014)	105	(4,521)	229
Operating expenses:
Research and development	2,825	2,738	5,612	4,957
Selling and supply chain	1,349	1,202	2,929	2,107
General and administrative	3,808	5,206	8,528	9,368
Management fees	42	451	104	812
Total operating expenses	8,024	9,597	17,173	17,244
Loss from operations	(11,038)	(9,492)	(21,694)	(17,015)
Interest, net	154	92	(244)	264
Foreign currency transaction loss	(18)	(3)	(27)	(27)
Loss before income taxes	(10,902)	(9,403)	(21,965)	(16,778)
Income taxes	—	—	—	—
Net loss	$(10,902)	$(9,403)	$(21,965)	$(16,778)
Basic and diluted loss per share	$(0.33)	$(0.29)	$(0.67)	$(0.51)
Weighted average shares outstanding - basic and diluted	33,039,338	32,732,988	33,013,739	32,704,834

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended June 30, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2020	32,990,647	$3	$186,859	$(1,043)	$(133,120)	$(163)	$52,536
Net loss	—	—	—	—	(10,902)	—	(10,902)
Stock based compensation	49,873	—	1,797	—	—	—	1,797
Other comprehensive income	—	—	—	—	—	122	122
Balance at June 30, 2020	33,040,520	$3	$188,656	$(1,043)	$(144,022)	$(41)	$43,553
Three months ended June 30, 2019
Balances at March 31, 2019	32,692,189	$3	$177,750	$(230)	$(89,820)	$—	$87,703
Net loss	—	—	—	—	(9,403)	—	(9,403)
Stock based compensation	210,874	—	2,304	—	—	—	2,304
Issuance of common stock	—	—	183	—	—	—	183
Shares withheld for net share settlement	(43,363)	—	—	(559)	—	—	(559)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balances at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190
Six months ended June 30, 2020
Balance at December 31, 2019	32,951,329	$3	$185,588	$(1,043)	$(122,057)	$17	$62,508
Net loss	—	—	—	—	(21,965)	—	(21,965)
Stock based compensation	106,983	—	3,068	—	—	—	3,068
Shares withheld for net share settlement	(17,792)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Balance at June 30, 2020	33,040,520	$3	$188,656	$(1,043)	$(144,022)	$(41)	$43,553
Six months ended June 30, 2019
Balances at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$—	$93,397
Net loss	—	—	—	—	(16,778)	—	(16,778)
Stock based compensation	254,170	—	3,860	—	—	—	3,860
Issuance of common stock	—	—	308	—	—	—	308
Shares withheld for net share settlement	(43,363)	—	—	(559)	—	—	(559)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balances at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(21,965)	$(16,778)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	904	689
Stock-based compensation	3,068	3,860
Changes in operating assets and liabilities:
Accounts receivable	(1,289)	(810)
Due to/from related parties	(598)	(1,156)
Inventory	(2,688)	(111)
Prepaid expenses and other current assets	(1,118)	(169)
Accounts payable	(505)	(423)
Accrued expenses	(546)	(14)
Accrued compensation	(888)	(67)
Other current liabilities	(93)	(513)
Other non-current assets	59	(378)
Net cash used by operating activities	(25,659)	(15,870)
Investing activities
Short-term investments	(29,942)	—
Purchases of land, buildings, and equipment	(517)	(1,319)
Net cash used by investing activities	(30,459)	(1,319)
Financing activities
Proceeds from Payroll Protection Act loan	1,518	—
Repayments of financing lease obligations	(130)	(122)
Proceeds from the exercise of stock options	—	308
Costs incurred related to shares withheld for net share settlement	—	(559)
Proceeds from the sale and leaseback of land, buildings, and equipment	—	217
Net cash provided (used) by financing activities	1,388	(156)
Net decrease in cash, cash equivalents and restricted cash	(54,730)	(17,345)
Cash, cash equivalents and restricted cash - beginning of period	60,038	95,288
Cash, cash equivalents and restricted cash - end of period	$5,308	$77,943

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

Fair Value Measurements and Financial Statement Presentation

The fair values of our assets, liabilities, and derivative positions recorded at fair value and their respective levels in the fair value hierarchy as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020				June 30, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$29,942	$—	$—	$29,942	$—	$—	$—	$—
Commodity futures and options	836	—	—	836	—	—	—	—
Financing lease obligations	—		—	—	—	15,364	—	15,364
Total	$30,778	$—	$—	$30,778	$—	$15,364	$—	$15,364

	December 31, 2019				December 31, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Financing lease obligations	$—	$—	$—	$—	$—	$15,651	$—	$15,651
Commodity futures and options	62	—	—	62	—	—	—	—
Total	$62	$—	$—	$62	$—	$15,651	$—	$15,651

The composition of our short-term investments at June 30, 2020 and December 31, 2019 were as follows:

	As of June 30,	As of December 31,
In Thousands	2020	2019
Corporate debt securities	$23,951	$—
Commercial paper	5,991	—
Total	$29,942	$—

Commodity Price Risk

We enter into seed and grain production agreements (Forward Purchase Contracts) with settlement values based on commodity futures market prices. These Forward Purchase Contracts allow the counterparty to fix their sales prices at various times as defined in the contract. We are also engaged in the business of selling soybean oil and meal under a variety of pricing structures. We may enter hedging arrangements to either fix variable exposures or convert fixed prices to floating prices through commodity derivative contracts. As of June 30, 2020, we held commodity contracts with a notional amount of $15.7 million.

We have designated all our commodity derivative contracts as cash flow hedges. As a result, all gains or losses associated with recording commodity derivative contracts at fair value are recorded as a component of accumulated other comprehensive income (loss) (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. As of June 30, 2020, we expect the entire AOCI balance to be reclassified into earnings within the next five months.

Certain amounts related to our hedging activities are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified to Earnings
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Cash flow hedges:
Commodity derivative contracts	$(102)	$—	$44	$—
Total	$(102)	$—	$44	$—

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

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred nominal management fee expenses for the three months ended June 30, 2020, and $0.5 million for the same period in 2019. We incurred management fee expenses of $0.1 million for the six months ended June 30, 2020, and $0.8 million for the same period in 2019.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million.

TALEN® is our primary gene-editing technology, and it is the foundation of our technology platform. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, as well as a percentage of any sublicense revenues. We incurred nominal license and royalty fees for the three months ended June 30, 2020 and 2019. We incurred license and royalty fees of $0.1 million for the six months ended June 30, 2020, and nominal fees for the same period in 2019.

We have entered into various agreements with the University of Minnesota, pursuant to which we have been granted both exclusive and non-exclusive license agreements that carry annual license fees, milestone payments, royalties, and associated legal fees. These agreements primarily relate to gene-editing tools, enabling technologies and germplasm. We incurred nominal expenses pursuant to these agreements for the three and six months ended June 30, 2020 and 2019.

4. NET LOSS PER SHARE

Basic and diluted loss per share was calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, Except Share Data and Per Share Amounts	2020	2019	2020	2019
Net loss	$(10,902)	$(9,403)	$(21,965)	$(16,778)
Weighted average shares outstanding - basic and diluted	$33,039,338	$32,732,988	$33,013,739	$32,704,834
Basic and diluted loss per share	$(0.33)	$(0.29)	$(0.67)	$(0.51)

	As of June 30,
	2020	2019
Anti-dilutive stock options, restricted stock units, and performance stock units	5,140,153	5,592,441

All outstanding stock options, restricted stock units, and performance stock units are excluded from the calculation since they are anti-dilutive.

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

As of June 30, 2020, 2,064,594 shares were registered and available for grant under effective registration statements, while 2,893,117 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards can be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2020	2019
Estimated fair values of stock options granted	$5.19	$10.61
Assumptions:
Risk-free interest rate	1.7%	1.9%-2.5%
Expected volatility	77.4%	77.9%-78.9%
Expected term (in years)	6.9	6.8-10.0

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

Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2019	1,789,567	$8.73	4,481,359	$11.73
Granted			60,000	7.30
Exercised			—	—
Forfeited or expired			(357,531)	15.03
Balance as of June 30, 2020	2,028,498	$9.33	4,183,828	$11.39

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$1,246	$1,508	$2,252	$2,277

At June 30, 2020, options outstanding and exercisable had an aggregate intrinsic value of $1.3 million and the weighted average remaining contractual term was 6.6 years.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Net cash proceeds	$—	$183	$—	$308
Intrinsic value of options exercised	$—	$527	$—	$880

As of June 30, 2020, unrecognized compensation expense related to non-vested stock options was $9.0 million. This expense will be recognized over 52 months on average.

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	813,526	$10.31
Granted	—	—
Vested	(117,389)	9.97
Forfeited	(51,479)	10.59
Unvested balance at June 30, 2020	644,658	$10.35

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Grant-date fair value	$660	$1,279	$1,170	$1,411

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$441	$796	$596	$1,583

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Deemed dividends from grants to Cellectis employees	$198	$366	$422	$777

As of June 30, 2020, unrecognized compensation expense related to restricted stock units was $2.1 million. This expense will be recognized over 37 months on average.

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

Stock-based compensation expense related to performance stock units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$110	$—	$220	$—

As of June 30, 2020, unrecognized compensation expense related to performance stock units was $1.8 million. This expense will be recognized over 48 months on average.

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

As of June 30, 2020, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2019.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of June 30, 2020, this restricted cash totaled $1.4 million. We have the option to request the return of excess collateral annually in December, and the amount we expect to receive is reflected as a current asset.

Rent expense from operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Rent expense from operating leases	$23	$20	$47	$69

Other Commitments

As of June 30, 2020, we have noncancelable commitments to purchase grain from farmers and seed from growers at dates throughout 2020 and 2021 aggregating $34.2 million based on current commodity futures market prices, other payments to growers, and estimated yields per acre. This amount is not recorded in the consolidated financial statements because we have not taken delivery of the grain as of June 30, 2020. If growers do not plant our soybeans, we allow the grain production contacts to be cancelled. Therefore, we do not include commitments to purchase grain as noncancelable commitment until the corresponding seed is planted.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed three months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately.

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Employee benefit plan expenses	$78	$49	$198	$105

9. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of June 30,	As of December 31,
In Thousands	2020	2019
Accounts Receivable:
Accounts receivable	$1,458	$1,247
Accounts receivable – extended payment terms	1,188	—
Allowance for doubtful accounts	(235)	(125)
Total	$2,411	$1,122

Several of our growers have elected to extend their payment terms with us. In exchange for these extensions, we have the right to deduct the amount we are owed from the payment we make upon the purchase of their grain.

	As of June 30,	As of December 31,
In Thousands	2020	2019
Inventory:
Raw materials	$4,326	$2,211
Work-in-process	553	272
Finished goods	403	111
Total	$5,282	$2,594

Certain statements of operations amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Stock compensation expense:
Research and development	$488	$539	$807	$779
Selling and supply chain	151	165	(100)	228
General and administrative	1,158	1,600	2,361	2,853
Total	$1,797	$2,304	$3,068	$3,860

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Interest, net:
Interest expense	$(371)	$(370)	$(743)	$(740)
Interest income	525	462	499	1,004
Total	$154	$92	$(244)	$264

Certain statements of cash flows amounts are as follows:

	As of June 30,
In Thousands	2020	2019
Cash, cash equivalents, restricted cash, and short-term investments:
Cash and cash equivalents	$3,875	$76,434
Restricted cash	1,433	1,509
Total cash, cash equivalents, and restricted cash:	5,308	77,943
Short-term investments	29,942	—
Total cash, cash equivalents, restricted cash, and short-term investments:	$35,250	$77,943

	Six Months Ended June 30,
In Thousands	2020	2019
Supplemental cash flow information:
Interest paid	$732	$737

10. SEGMENT INFORMATION

We operate in a single reportable segment, agricultural products. Our current commercial focus is North America. Our major product categories are high oleic soybean oil and high oleic soybean meal.

11. LONG-TERM DEBT

Our long-term debt is comprised of a $1.5 million promissory note pursuant to the Paycheck Protection Program (the “Paycheck Protection Program loan”) established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) implemented by the U.S. Small Business Administration (“SBA”).  We received the funds under the Paycheck Protection Program loan on April 19, 2020.  The Paycheck Protection Program loan matures in April 2022 and bears interest at a per annum rate of 1.00%. The Paycheck Protection Program loan may be prepaid at any time prior to maturity with no prepayment penalties.

The Paycheck Protection Program loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the Paycheck Protection Program loan and accrued interest may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the Paycheck Protection Program. In order to be eligible for forgiveness, the proceeds of the Paycheck Protection Program loan must be applied to certain eligible expenses, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, with not more than 40% of the amount applied to non-payroll costs.

We have applied the proceeds from the Paycheck Protection Program loan toward qualifying expenses and intend to apply for forgiveness of the full principal amount and all accrued interest. No assurance can be given that we will be granted forgiveness of the Paycheck Protection Program loan in whole or in part.

12. SUBSEQUENT EVENTS

On August 4, 2020, we approved an advancement of our soybean products to a streamlined business model. The impact of the advancement included the elimination of positions related to soybean processing and product sales, resulting in aggregate cash charges of approximately $0.6 million for severance and other related payments, and we expect to record a $0.9 million recapture of non-cash stock compensation expense from forfeitures of un-vested awards. We expect to incur $0.5 million of additional cash charges over the next twelve months as we exit processing and transportation contracts. Contracted grain purchases and sales and the wind down of other contractual obligations are expected to take approximately 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.

EXECUTIVE OVERVIEW

We are a technology company focused on delivering plant-based innovations and solutions with substantial disruption potential across multiple industries. Our streamlined business model comprises three go-to-market strategies. Specific deal structure and the amount and timing of cash flows will vary depending upon several factors, including cost to develop, size of the opportunity, and the stage at which a partner or licensee enters the development process. Summaries of our go-to-market strategies are as follows:

•

TALEN® Licensing Arrangements: Through licensing agreements with third parties with respect to our technology, including our TALEN® technology, for negotiated upfront and annual fees and potential royalties upon commercial sale of products.

•

Trait and Product Licensing Arrangements: Through licensing agreements with downstream partners with respect to Calyxt-developed traits or products for negotiated upfront and milestone payments and potential royalties upon commercial sale of products.

•	Seed Sale Arrangements: Through purchase agreements for the direct sale of seed, with such sales expected to generate revenue for Calyxt.

For TALEN®, trait, and product licensing arrangements, we expect that our customers will primarily be seed companies, biotechnology companies, germplasm providers, large agricultural processors, others in the crops’ relevant supply chain, and growers, who would, in each case, utilize our technology for their own trait development in specified crops. For seed sale arrangements, we expect that our customers will be large agricultural processing companies, including millers and crushers, or others in the relevant crop’s supply chain, in each case with developed agronomy infrastructure and commercialization expertise. Across each of these approaches, we will seek to develop relationships with strategic customers where our product candidates are most likely to benefit from deep agronomy, product management, and commercialization expertise. Placing our products and traits with such strategic customers will reduce our expenses and downstream risk exposure, while allowing us to pursue diversified growth across multiple revenue streams.

We believe that our streamlined business model with differentiated go-to-market strategies provides a capital-efficient, lower-cost, and highly scalable approach. Our strategy is based on focusing on our core strengths in research and development, gene-editing, and trait development. We will continue to focus on advancing our gene-editing technologies toward developing high value innovations and plant-based solutions with substantial disruption potential, while leveraging our partners and licensees to manage commercialization and the associated costs and risks. We believe that focusing our efforts on our gene-editing technology and trait development expertise, while contracting with commercialization partners or licensees for downstream execution strikes a balance where we are best positioned for cost-efficient paths to market.

Having established a proof of concept with our high oleic soybean product, we intend to refocus our commercial efforts with respect to this product on the sale of seed for customers’ own soybean processing businesses. With respect to grain from the 2020 crop that we have already contracted to purchase from farmers, we intend to pursue sales to large processing companies and have sold 300,000 bushels to a large processor, for which it will retain the rights to process and sell the resulting soybean oil, while we will purchase and market the resulting soybean meal. We are also restructuring our personnel infrastructure to support the execution of our streamlined business model, including through the elimination of positions related to soybean processing and product sales.

We are currently exploring product opportunities in alfalfa, canola, hemp, oats, peanuts, peas, potato, pulses, soybeans, wheat, and other crops for potential applications across a variety of industries, including food, pharmaceutical, energy, and agriculture. Applying our streamlined business model with differentiated go-to-market strategies, we are well positioned to nimbly develop plant-based input solutions for specific downstream issues, including consumer preferences, sustainability, cost, quality, and regulatory compliance.

As of the date of this report, we have 8 projects at the Discovery stage or later in development across alfalfa, hemp, oats, soybeans, and wheat, and are exploring improved protein profile and flavor in pulse crops, with several options under consideration.

Our current product development pipeline is as follows:

CROP	TRAIT	TARGET COMMERCIAL PLANTING YEAR	TARGET GO-TO-MARKET STRATEGY
Alfalfa	Improved Digestibility	2021	Trait
Wheat	High Fiber	2022	Seed
Soybean	High Oleic, Low Linolenic (HOLL)	2023	Seed
Hemp	Marketable Yield	2023	Seed and Trait
Hemp	Low THC for Food, Fiber, & Therapeutics	2024	Seed and Trait
Oat	Gluten-free and Cold Tolerant	2026	Seed and Trait
Soybean	Improved HOLL	2026	Seed
Soybean	High Saturated Fat	2026	Seed and Trait
Pulse	Improved Protein Profile and Flavor	2027	Trait

We are also actively negotiating agreements with potential partners with respect to specific opportunities for which development activity would only commence upon reaching a commercial agreement. These projects are not included in the preceding table.

As previously reported, during the first quarter of 2020, we were notified that a significant portion of our high fiber wheat plants were lost in field trials due to improper aerial chemical applications by unaffiliated third parties. As a result of the crop destruction, the number of cultivars was reduced, which represents a significant reduction in the genetic potential of the wheat germplasm that carries the high fiber trait. The harvested wheat, which is currently undergoing validation testing, may prove to be of lesser agronomic and functional quality than initially anticipated, and launch size and regulatory timelines may be adversely affected. We are pursuing available avenues of recourse against the unaffiliated third parties involved in the initial crop loss as well as the adverse impact upon the surviving germplasm lines.

In the second quarter of 2020, our HOLL soybean was deemed a non-regulated article under the “Am I Regulated?” process by Biotechnology Regulatory Services of the Animal and Plant Health Inspection Service, an agency of the United States Department of Agriculture. This product represents our second-generation high oleic soybean.

Late in the second quarter of 2020, we released our non-edited hemp germplasm by selling plants directly to a grower, driving several thousands of dollars of revenue. This project leveraged our plant breeding expertise to quickly purify and stabilize key varieties of a partner’s germplasm. While not significant to our financial results, this successful project enabled the gathering of valuable insights and data, and it is expected to serve as the base germplasm for the development of other hemp projects expected to launch beginning in 2023.

We are an early-stage company and have incurred net losses since our inception. As of June 30, 2020, we had an accumulated deficit of $144.0 million. Our net losses were $22.0 million for the six months ended June 30, 2020.

We expect to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will be driven by:

•	continuing to advance the R&D of our current and future products;
•	conducting additional breeding and field trials of our current and future products;
•	seeking regulatory and marketing approvals for our products;
•	acquiring or in-licensing other products, technologies, germplasm, or other biological material;
•	maintaining, protecting, expanding, and defending our intellectual property portfolio;
•	making royalty and other payments under any in-license agreements;
•	seeking to attract and retain new and existing skilled personnel;
•	identifying strategic partners and licensees and negotiating agreements under the applicable go-to-market strategy;
•	restructuring our infrastructure to support the execution of our streamlined business model;
•	short-term soybean product commercialization expenses as we advance the product to a seed sale go-to-market strategy;
•

addressing the impacts of the ongoing novel coronavirus (“COVID-19”) pandemic, including implementing our expense reduction efforts and seeking to bolster our liquidity position in light of changing business needs and uncertain macro-economic conditions; and

•	experiencing any delays or encountering issues with any of the above, including due to COVID-19 and its impacts.

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of June 30, 2020, Cellectis owned 68.7% of our outstanding common stock.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

For the three and six months ended June 30, 2020, we recognized revenue from the sales of high oleic soybean oil and meal as well as sales of our first hemp product. We do not currently recognize revenue from seed transactions because of the grower’s commitment to sell their crop to us. We benefit from the cash upon payment and defer the net profit on the seed to inventory and recognize that benefit when the grower delivers grain to us.

Cost of Goods Sold and Inventory

Prior to 2019, our cost of goods sold represented immaterial costs associated with our out-licensing activities. Costs we incurred associated with the purchasing, storing, transporting and processing grain, net of proceeds of seed sales (Grain Costs), were expensed as R&D. Beginning during the first quarter of 2019, we began to capitalize all Grain Costs into inventory. This affects the year-over-year comparability of cost of goods sold, gross margins and R&D expenses. For the three months ended June 30, 2019 Grain Costs expensed as R&D totaled $0.4 million, and for the six months ended June 30, 2019, Grain Costs expensed as R&D totaled $0.5 million.

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

Selling and Supply Chain Expense

Selling and Supply Chain (S&SC) expenses consist primarily of employee-related expenses for marketing and selling our products, acreage acquisition, managing the supply chain and business development, as well as costs to market our products and an allocation of facility and information technology expenses.

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

Anticipated Changes Between Revenues and Costs

As we execute upon our streamlined business model with differentiated go-to-market strategies, we expect the composition of our revenues and costs to evolve. Future cash and revenue-generating opportunities are expected to primarily arise from seed sales and licensing arrangements. Under licensing arrangements, revenues would comprise upfront and milestone payments as well as royalty payments upon commercial sale of products.

Because our strategy is based on focusing on our core strengths in research and development, gene-editing, and trait development, we expect R&D expenses to increase moderately. At the same time, because our streamlined business model relies on third parties assuming responsibility for agronomy infrastructure, product management, and commercialization, we expect that S&SC expense will reduce substantially as the new models are fully implemented.

Recent Developments – COVID-19 Update

As previously reported, our operations in Minnesota are classified as critical sector work under the State of Minnesota’s COVID-19 executive orders. Accordingly, most of our laboratory workers have continued to work onsite at our headquarters throughout the pandemic, and our R&D programs and seed distribution activities have not experienced material delays. In accordance with our COVID-19 Preparedness Plan, Minnesota executive order requirements, and CDC and WHO guidelines, we have implemented health and safety measures for the protection of our onsite workers and have maintained remote work arrangements for our non-laboratory personnel.

During the second quarter, supply chain disruptions did not have a material impact on our operations although our financial results and operations were negatively impacted by price, demand and supply dislocations, and our previously reported responsive actions. Over the course of the second quarter, initial supply and demand dislocations for premium oil and meal have generally moderated, led by the premium oil industrial market segment. Although still impacted by food service and food manufacturing segment disruptions, broader supply and demand normalization trends have contributed to substantial price recovery in the premium oil and meal markets. Notwithstanding these improvements, a resurgence of the COVID-19 pandemic (as is currently occurring in some states), governmental response measures, and resulting disruptions could rapidly offset such improvements. Moreover, the effects of the COVID-19 pandemic on the financial markets remain substantial and broader economic uncertainties persist, which may make obtaining capital challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us. There continues to be significant uncertainty relating to the COVID-19 pandemic and its impact, and many factors could affect our results and operations, including, but not limited to, those discussed under the caption “Risk Factors” in the reports we file with the SEC.

As previously reported, since before the onset of the COVID-19 pandemic, we have been exploring additional revenue-generating opportunities, including licensing and other value capture models for our technology platform and have committed to evaluate our go-to-market strategy for product candidates on a case-by-case basis in order to pursue the most efficient paths to value creation.

The downstream demand disruptions and pricing volatility caused by the COVID-19 pandemic reinforced the potential benefits of our strategic trajectory toward more streamlined, lower cost, and more capital-efficient upstream-focused go-to-market strategies. Moreover, the crush schedule cancellations that we took in response to the COVID-19 pandemic provided an evaluation point for our soybean product go-to-market strategy.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

A summary of our results of operations for the three months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$2,307	$408	$1,899	465%
Cost of goods sold	5,321	303	5,018	1656%
Gross margin	(3,014)	105	(3,119)	(2970%)
Research and development expense	2,825	2,738	87	3%
Selling and supply chain expense	1,349	1,202	147	12%
General and administrative expense	3,808	5,206	(1,398)	(27%)
Management fees and royalties	42	451	(409)	(91%)
Interest, net	154	92	62	67%
Other income and expense	(18)	(3)	(15)	500%
Net loss	$(10,902)	$(9,403)	$(1,499)	16%
Adjusted EBITDA	$(6,509)	$(6,627)	$118	(2%)

Revenue

Revenue increased by $1.9 million, or 465 percent, from the second quarter of 2019 to $2.3 million in the second quarter of 2020. The revenue growth was driven by 487 basis points of volume growth and 16 basis points of favorable product mix as we sold more oil in 2020 as a percent of total revenue than in 2019, both partially offset by 37 basis points of pricing, primarily the result of lower meal prices than the prior period. High oleic soybean meal was 79 percent of revenue in the period, compared to 89 percent a year ago. Most oil revenue in 2020 was from a single customer purchasing our oil to be used as a plant-based alternative to synthetic fluids, and we expect to fulfill their remaining orders over the next three months.

Cost of Goods Sold

Cost of goods sold increased by $5.0 million from the second quarter of 2019 to $5.3 million in the second quarter of 2020. The increase in cost of goods sold reflects an increase in the cost of product sold in the period as a result of higher sales volumes, the impact of lower costs associated with products sold in 2019 because Grain Costs were previously expensed as R&D, and a $3.2 million net realizable value adjustment to inventories based on expected selling prices, grain processing costs, and a significant amount of excess seed produced for 2020 plantings.

Gross Margin

Gross margin, as reported, was a negative $3.0 million, or a negative 131 percent, in the second quarter of 2020, a decrease of $3.1 million from the second quarter of 2019. The decrease in gross margin in the second quarter of 2020 reflects the higher costs we have experienced during the high oleic soybean product’s proof of concept period. The primary driver for gross margin, as reported, was the net realizable value adjustment to inventories of $3.2 million, as described above for cost of goods sold. The year over year comparability is also affected by $0.4 million of Grain Costs expensed as R&D prior to the commercialization of our first products in early 2019, which resulted in those margins being higher than they would have been had those costs been recognized in cost of goods sold in 2019 instead of R&D expense in 2018.

During the period, gross margins were impacted by the effect of the COVID-19 pandemic and our responsive measures. The increase in negative gross margin percentage related to lower sales volumes and lower average selling prices, while the prices that we pay per bushel for processing, storage and transport of grain remained fixed.

Gross margin, as adjusted, was negative $0.8 million, or negative 34 percent, in the second quarter of 2020, as compared to negative $0.3 million, or negative 69 percent, in the second quarter of 2019. The improvement was driven by higher oil prices and favorable product mix, partially offset by lower meal prices and higher grain costs and processing expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of gross margin, as adjusted, and a reconciliation of gross margin, the most comparable GAAP measure, to gross margin, as adjusted.

Research and Development Expense

R&D expenses increased by $0.1 million to $2.8 million, driven by incremental professional service expenses related to new patent filings to bolster our intellectual property portfolio.

Selling and Supply Chain Expense

S&SC expenses increased by $0.1 million to $1.3 million, driven by additional personnel costs.

General and Administrative Expense

G&A expenses decreased by $1.4 million to $3.8 million, driven by decreases in Section 16 officer transition expenses of $0.5 million and $0.4 million less non-cash stock compensation expenses.

Management Fees

Management fees decreased by $0.4 million as we previously internalized certain services provided by Cellectis, including investor relations, information technology, human resources, legal, and communications.

Interest, net

Interest, net increased by $0.1 million, driven by lower yields and lower cash balances, partially offset by $0.4 million of unrealized gains on short-term investments.

Due to changes in our cash balance and the current interest rate environment, we expect interest, net to decrease in the balance of 2020 as compared to the same period in 2019.

Net Loss

Net loss was $10.9 million in the second quarter of 2020, an increase of $1.5 million from the second quarter of 2019, driven by a $3.1 million decrease in gross margin following the launch of our high oleic soybean products and the higher costs we experienced during the product’s proof of concept period, which includes the write-down of inventories to net realizable value, partially offset by decreases in G&A expenses from $0.5 million of lower Section 16 officer transition, $0.4 million of lower stock compensation expenses and a $0.4 million decrease in management fees.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Adjusted EBITDA loss was $6.5 million in the second quarter of 2020, a decrease of $0.1 million from the second quarter of 2019.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of such measure to net loss, the most comparable measure calculated under U.S. GAAP.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

A summary of our results of operations for the six months ended June 30, 2020 and 2019follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue	$4,684	$566	$4,118	728%
Cost of goods sold	9,205	337	8,868	2631%
Gross margin	(4,521)	229	(4,750)	(2074)%
Research and development expense	5,612	4,957	655	13%
Selling and supply chain expense	2,929	2,107	822	39%
General and administrative expense	8,528	9,368	(840)	(9)%
Management fees and royalties	104	812	(708)	(87)%
Interest, net	(244)	264	(508)	(192)%
Other income and expense	(27)	(27)	—	0%
Net loss	$(21,965)	$(16,778)	$(5,187)	31%
Adjusted EBITDA	$(14,757)	$(12,295)	$(2,462)	20%

Revenue

Revenue increased by $4.1 million, or 728 percent, from the first six months of 2019 to $4.7 million in the first six months of 2020. The revenue growth was driven by 751 basis points of volume growth and 19 basis points of favorable product mix as we sold more oil in 2020 as a percentage of total revenue than in 2019, both partially offset by 42 basis points of pricing, primarily the result of lower meal prices compared to the same period in 2019. High oleic soybean meal was 82 percent of revenue in the period, compared to 89 percent a year ago. Most oil revenue in 2020 was from a single customer purchasing our oil to be used as a plant-based alternative to synthetic fluids, and we expect to fulfill their remaining orders over the next three months.

Cost of Goods Sold

Cost of goods sold increased by $8.9 million from the first six months of 2019 to $9.2 million in the first six months of 2020. The increase in cost of goods sold reflects an increase in the cost of product sold in the period as a result of higher sales volumes, the impact of lower costs associated with products in 2019 because Grain Costs were previously expensed as R&D, and a $4.2 million net realizable value adjustment to inventories based on expected selling prices, grain processing costs, and a significant amount of excess seed produced for 2020 plantings.

Gross Margin

Gross margin, as reported, was a negative $4.5 million, or a negative 97 percent, in the first six months of 2020, a decrease of $4.8 million from the first six months of 2019. The decrease in gross margin in the first six months of 2020 reflects the higher costs we have experienced during the high oleic soybean product’s proof of concept period. The primary driver for gross margin, as reported, was the net realizable value adjustment to inventories of $4.2 million, as described above for cost of goods sold. The year over year comparability is also affected by $0.5 million of Grain Costs expensed as R&D prior to the commercialization of our first products in early 2019, which resulted in those margins being higher than they would have been had those costs been recognized in cost of goods sold in 2019 instead of R&D expense in 2018.

During the period, gross margins were impacted by the effect of the COVID-19 pandemic and our responsive measures. The increase in negative gross margin percentage related to lower sales volumes and lower average selling prices, while the prices that we pay per bushel for processing, storage and transport of grain remained fixed.

Gross margin, as adjusted, was negative $2.0 million, or negative 42 percent, in the six months ended June 30, 2020 compared to negative $0.3 million, or negative 54 percent, in the same period in 2019. The improvement was driven by higher oil prices and favorable product mix, partially offset by lower meal prices and higher grain costs and processing expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of gross margin, as adjusted, and a reconciliation of gross margin, the most comparable GAAP measure, to gross margin, as adjusted.

Research and Development Expense

R&D expenses increased by $0.7 million to $5.6 million, driven by incremental professional service expenses related to new patent filings to bolster our intellectual property portfolio, increased experimental seed expenses, and higher personnel costs..

Selling and Supply Chain Expense

S&SC expenses increased by $0.8 million to $2.9 million, driven by additional personnel costs, including $0.3 million of Section 16 officer transition expenses.

General and Administrative Expense

G&A expenses decreased by $0.8 million to $8.5 million, driven by a decrease in non-cash stock compensation of $0.5 million and lower Section 16 officer transition expenses of $0.3 million.

Management Fees

Management fees decreased by $0.7 million as we previously internalized certain services provided by Cellectis, including investor relations, information technology, human resources, legal, and communications.

Interest, net

Interest, net decreased by $0.5 million, driven by lower yields and lower cash balances.

Due to changes in our cash balance and the current interest rate environment, we expect interest, net to decrease in the balance of 2020 as compared to the same period in 2019.

Net Loss

Net loss was $22.0 million in the first six months of 2020, an increase of $5.2 million from the first six months of 2019, driven by a $4.8 million decrease in gross margin following the launch of our high oleic soybean products and the higher costs we experienced during the product’s proof of concept period, which includes the write-down of inventory to net realizable value and $0.5 million of incremental professional service and personnel costs, partially offset by $0.8 million of lower non-cash stock compensation expenses across G&A and S&SC and a $0.5 million decline in interest, net.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Adjusted EBITDA loss was $14.8 million in the first six months of 2020, an increase of $2.5 million from the first six months of 2019.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of such measure to net loss, the most comparable measure calculated under U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2020, we had a total of $35.3 million of cash, cash equivalents, short-term investments, and restricted cash. Short-term investments consist of corporate debt securities and commercial paper with more than 90 days to maturity at issuance. All these amounts are convertible to cash within 90 days except for $1.0 million of restricted cash associated with our financing leases. Current liabilities were $4.6 million at June 30, 2020. Accordingly, we have cash, cash equivalents and short-term investments sufficient to fund all short-term obligations as of that date.

We incurred losses from operations of $22.0 million for the six months ended June 30, 2020, and $16.8 million for the six months ended June 30, 2019. As of June 30, 2020, we had an accumulated deficit of $144.0 million and expect to continue to incur losses in the future.

Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands	2020	2019
Net loss	$(21,965)	$(16,778)
Depreciation and amortization	904	689
Stock-based compensation	3,068	3,860
Changes in operating assets and liabilities	(7,666)	(3,641)
Net cash used by operating activities	$(25,659)	$(15,870)

Net cash used by operating activities increased by $9.8 million, driven by the increase in our net loss of $5.2 million, a $4.0 million increase in cash flows used by operating assets and liabilities—primarily, an increase in inventory of $2.6 million, and $0.8 million of lower non-cash stock compensation expense.

Based on the cost-saving actions we are implementing in response to the COVID-19 pandemic, we expect cash flows from operating activities to improve over the balance of 2020 as compared to the first quarter 2020. In addition, we expect cash usage to improve in the second half of 2020 as we execute on our streamlined business model, including with respect to the sale of soybean that we have already contracted to purchase, and realize lower cash usage as a result of related headcount reductions.

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands	2020	2019
Purchases of land, buildings, and equipment	$(517)	$(1,319)
Short-term investments	(29,942)	—
Net cash used by investing activities	$(30,459)	$(1,319)

Net cash used by investing activities increased by $29.1 million, driven by our purchases of short-term investments as part of our risk diversification strategy.

We expect net cash used by investing activities in the second half of 2020 to be comparable to the first six months of the year.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands	2020	2019
Proceeds from Paycheck Protection Program loan	$1,518	$—
Repayments of financing lease obligations	(130)	(122)
Proceeds from the exercise of stock options	—	308
Costs incurred related to shares withheld for net share settlement	—	(559)
Proceeds from the sale and leaseback of land, buildings, and equipment	—	217
Net cash provided (used) by financing activities	$1,388	$(156)

Net cash provided by financing activities increased by $1.5 million, driven by the proceeds from a Paycheck Protection Program loan executed in the second quarter of 2020.

We expect net cash provided (used) by financing activities to be comprised primarily of repayments of financing lease obligations and proceeds from the sale and leaseback of land, buildings, and equipment for the balance of 2020.

CAPITAL RESOURCES

Considering our anticipated cash burn rate, anticipated expense reduction efforts, and our expectations regarding an effective advancement of our go-to-market soybean strategy and anticipated cash receipts from our product development efforts with partners, we believe our cash, cash equivalents, short-term investments, and restricted cash as of June 30, 2020 will be enough to fund our operations for at least the next twelve months and into 2022.

For the six months ended June 30, 2020, we generated $4.7 million in revenues from product sales. We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements.

Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand, public or private equity or debt financings, government or other third-party funding, and commercialization activities, which may result in various types of revenue streams from future licensees, including upfront and milestone payments, annual license fees, or royalties.

Our financing needs are subject to change depending on, among other things, the success of our product development efforts, the effective execution of our streamlined business model, our revenue, and our efforts to effectively manage expenses. The effects of the COVID-19 pandemic on the financial markets and broader economic uncertainties may make obtaining capital through equity or debt financings more challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us.

In response to current economic conditions, we have postponed non-essential capital expenditures and undertaken other efficiency efforts. In addition, the headcount reductions undertaken in connection with our business model advancement will contribute to our cost-saving initiatives. We will continue to review our operating expenses and to take actions that support efficient operations, financial flexibility, and optimized liquidity.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report, except that our forward purchase contracts, which consist of commitments to purchase grain and seed, have decreased to $34.2 million from $50.9 million. During the second quarter of 2020, we also entered into a Paycheck Protection Program loan for $1.5 million.

OFF BALANCE SHEET OBLIGATIONS

As of June 30, 2020, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

The preceding discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the policies discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, are the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

As of June 30, 2020, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

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

We present gross margin, as adjusted, a non-GAAP measure that includes the effects of high oleic soybean products sold with no associated cost of goods sold because those costs were expensed as R&D in a prior period and that also includes the impact of any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold.

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

The table below presents a reconciliation of gross margin to gross margin, as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Gross margin (GAAP measure)	$(3,014)	$105	$(4,521)	$229
Gross margin percentage	(131)%	26%	(97)%	40%
Adjustments:
Grain costs expensed as R&D	—	(386)	—	(535)
Net realizable value adjustment to inventories	2,221	—	2,555	—
Gross margin, as adjusted	$(793)	$(281)	$(1,966)	$(306)
Gross margin percentage, as adjusted	(34)%	(69)%	(42)%	(54)%

We present adjusted EBITDA, a non-GAAP measure, and define it as net loss excluding interest, net, income tax expense, depreciation and amortization expenses, stock-based compensation expenses, Section 16 officer transition expenses, research and development payroll tax credits that are no longer realizable, Grain Costs expensed as R&D and net realizable value adjustments to inventories.

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

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2020	2019	2020	2019
Net Loss (GAAP measure)	$(10,902)	$(9,403)	$(21,965)	$(16,778)
Non-GAAP adjustments:
Interest, net	(154)	(92)	244	(264)
Income tax expense	—	—	—	—
Depreciation and amortization	452	342	904	689
Stock-based compensation expenses	1,797	2,304	3,068	3,860
Grain Costs expensed as R&D	—	(386)	—	(535)
Net realizable value adjustment to inventories	2,221	—	2,555	—
Section 16 officer transition expenses	77	671	437	859
Research and development payroll tax credit	—	(63)	—	(126)
Adjusted EBITDA	$(6,509)	$(6,627)	$(14,757)	$(12,295)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2020. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 2. Financial Instruments, Fair Value, Hedging Activities, and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of June 30, 2020. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

The most significant risk factors applicable to Calyxt are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, except for the additional risk factors set forth below. You should carefully consider the risk factors included in our Annual Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and below in connection with Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

We intend to license certain product candidates that we develop and, in some cases, our TALEN® technology to third parties and will be dependent on them to successfully commercialize these product candidates or product candidates developed with our technology.

In addition to our seed sale go-to-market strategy, we intend to license certain product candidates that we develop to third parties for commercialization and sale under their own brands. In addition, we may out-license our TALEN® technology to permit third parties to develop specific traits in specific crops. Our licensee customers will primarily be global food processing companies, but may also include seed companies, biotechnology companies, germplasm providers, and growers. Once we license a product candidate to a customer, they will typically oversee its commercialization. Where we license TALEN® technology to a customer, they will typically oversee its development and commercialization. In both cases, our ability to achieve milestone payments or generate royalties will not be within our direct control.

We have an exclusive license for our primary gene-editing technology, TALEN®, for commercial use in plants from Cellectis and also license other technology from Cellectis and the University of Minnesota. Accordingly, the economic terms of our partnership and licensing agreements will need to take into account royalty payments that we are required to make to our licensors on revenue we generate under our partnership agreements and license arrangements.

If our licensees are delayed or unsuccessful in their development and commercialization efforts, as applicable, or if they fail to devote sufficient time and resources to support the marketing and selling efforts of those products, we may not receive milestone and/or royalty payments as expected and our financial results could be harmed. Further, if these licensee customers fail to market licensed products or products developed with our licensed technology at prices that will achieve or sustain market acceptance for those products, our royalty revenues could be further harmed.

Some of the licenses we may grant to our licensing partners may be exclusive, which could limit further licensing or partnership opportunities.

Some of the licenses we may grant to our licensing partners with respect to certain product candidates or for the development of specific traits in identified crops using our TALEN® technology may be exclusive within specified jurisdictions, so long as our licensing partners comply with the terms of the license agreements. That means that once a product candidate is licensed to a licensing partner, we may be generally prohibited from licensing that product candidate to any other third party. Similarly, once TALEN® technology is licensed for a specific trait in a specific crop, we may be generally prohibited from licensing our TALEN® technology to any other third party for purposes of developing the same trait in the same crop or from using our TALEN® technology ourselves to develop the same trait in the same crop. The limitations imposed by such exclusive licenses could prevent us from expanding our business and increasing our product development initiatives with new licensing partners, both of which could adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2020, the Company repurchased shares of stock as follows in connection with the payment of taxes upon vesting of restricted stock previously issued to employees:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2020 – January 31, 2020	17,752	$7.01	—	$—
February 1, 2020 – February 29, 2020	—	$—	—	$—
March 1, 2020 – March 31, 2020	—	$—	—	$—
April 1, 2020 – April 30, 2020	—	$—	—	$—
May 1, 2020 – May 31, 2020	—	$—	—	$—
June 1, 2020 – June 30, 2020	—	$—	—	$—
Total	17,752	$7.01	—	$—

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
10.1*†	Annual Incentive Payment Criteria for Executive Officers
10.2*†	Form of Stock Option Agreement pursuant to the Calyxt, Inc. 2017 Omnibus Incentive Plan
10.3*†	Form of Restricted Stock Unit Agreement pursuant to the Calyxt, Inc. 2017 Omnibus Incentive Plan
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline IXBRL

*Filed herewith

†Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2020.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)