Form 10-Q
period 2020-09-30
Calyxt, Inc.
filed 2020-11-05
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020;

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

As of November 5, 2020, there were 37,065,044 shares of common stock, $0.0001 par value per share, outstanding.

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

We have made these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “targets,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” or “will,” the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the potential impact of the COVID-19 pandemic on our business and operating results; our future financial performance; product pipeline and development; our business model and strategies for commercialization and sales of commercial products; regulatory progression; potential collaborations, partnerships and licensing arrangements and their contribution to our financial results, cash usage, and growth strategies; and anticipated trends in our business. These and other forward-looking statements are predictions and projections about future events and trends based on our current expectations, objectives and intentions and premised on current assumptions. Our actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; the impact of increased competition; disruptions at our key facilities; changes in customer preferences and market acceptance of our products; competition for collaboration partners and licensees and the successful execution of collaborations and licensing agreements; the impact of adverse events during development, including unsuccessful field trials or developments trials or disruptions in seed production; the impact of improper handling of our product candidates by unaffiliated third parties during development, such as the improper aerial spraying of our high fiber wheat product candidate; failures by third-party contractors; inaccurate demand forecasting; the effectiveness of commercialization efforts by commercial partners or licensees; our ability to make grain sales on terms acceptable to us; the timing of our grain sales; our ability to collect accounts receivable; disruptions to supply chains, including transportation and storage functions; commodity price conditions; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; and other important factors discussed under the caption entitled “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 5, 2020, (our Annual Report) and our subsequent reports on Forms 10-Q (including under the caption entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report) and 8-K.

Any forward-looking statement made by us are based only on information currently available to us when, and speaks only as of the date, such statement is made. Except as required by securities and other applicable laws, we do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,170	$58,610
Short-term investments	20,802	—
Restricted cash	393	388
Accounts receivable	2,432	1,122
Due from related parties	2	—
Inventory	5,953	2,594
Prepaid expenses and other current assets	1,515	808
Total current assets	38,267	63,522
Non-current restricted cash	1,041	1,040
Land, buildings, and equipment	22,823	23,212
Other non-current assets	347	324
Total assets	$62,478	$88,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,163	$1,077
Accrued expenses	4,261	2,544
Accrued compensation	1,609	2,181
Due to related parties	481	977
Current portion of financing lease obligations	361	356
Other current liabilities	44	61
Total current liabilities	7,919	7,196
Financing lease obligations	18,022	18,244
Long-term debt	1,518	—
Other non-current liabilities	123	150
Total liabilities	27,582	25,590
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 33,343,313 shares issued and 33,243,161 shares outstanding as of September 30, 2020, and 33,033,689 shares issued and 32,951,329 shares outstanding as of December 31, 2019	3	3
Additional paid-in capital	189,437	185,588
Common stock in treasury, at cost; 100,152 shares as of September 30, 2020, and 82,360 shares as of December 31, 2019	(1,043)	(1,043)
Accumulated deficit	(153,498)	(122,057)
Accumulated other comprehensive income (loss)	(3)	17
Total stockholders’ equity	34,896	62,508
Total liabilities and stockholders’ equity	$62,478	$88,098

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$5,241	$2,967	$9,925	$3,533
Cost of goods sold	7,060	3,528	16,265	3,865
Gross margin	(1,819)	(561)	(6,340)	(332)
Operating expenses:
Research and development	2,204	3,579	7,816	8,536
Selling and supply chain	439	1,314	3,368	3,421
General and administrative	4,185	4,934	12,713	14,302
Management fees	68	305	172	1,117
Restructuring costs	436	—	436	—
Total operating expenses	7,332	10,132	24,505	27,376
Loss from operations	(9,151)	(10,693)	(30,845)	(27,708)
Interest, net	(324)	32	(568)	296
Foreign currency transaction loss	(1)	(8)	(28)	(35)
Loss before income taxes	(9,476)	(10,669)	(31,441)	(27,447)
Income taxes	—	—	—	—
Net loss	$(9,476)	$(10,669)	$(31,441)	$(27,447)
Basic and diluted net loss per share	$(0.29)	$(0.32)	$(0.95)	$(0.84)
Weighted average shares outstanding - basic and diluted	33,200,289	32,866,467	33,076,376	32,759,194

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended September 30, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2020	33,040,520	$3	$188,656	$(1,043)	$(144,022)	$(41)	$43,553
Net loss	—	—	—	—	(9,476)	—	(9,476)
Stock based compensation	202,641	—	570	—	—	—	570
Issuance of common stock	—	—	211	—	—	—	211
Shares withheld for net share settlement	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	38	38
Balance at September 30, 2020	33,243,161	$3	$189,437	$(1,043)	$(153,498)	$(3)	$34,896
Three months ended September 30, 2019
Balance at June 30, 2019	32,859,700	$3	$180,237	$(789)	$(99,223)	$(38)	$80,190
Net loss	—	—	—	—	(10,669)	—	(10,669)
Stock based compensation	7,713	—	2,705	—	—	—	2,705
Issuance of common stock	—	—	6	—	—	—	6
Shares withheld for net share settlement	—	—	—	(86)	—	—	(86)
Other comprehensive (loss)	—	—	—	—	—	(17)	(17)
Balance at September 30, 2019	32,867,413	$3	$182,948	$(875)	$(109,892)	$(55)	$72,129
Nine months ended September 30, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	32,951,329	$3	$185,588	$(1,043)	$(122,057)	$17	$62,508
Net loss	—	—	—	—	(31,441)	—	(31,441)
Stock based compensation	309,624	—	3,638	—	—	—	3,638
Issuance of common stock	—	—	211	—	—	—	211
Shares withheld for net share settlement	(17,792)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(20)	(20)
Balance at September 30, 2020	33,243,161	$3	$189,437	$(1,043)	$(153,498)	$(3)	$34,896
Nine months ended September 30, 2019
Balance at December 31, 2018	32,648,893	$3	$176,069	$(230)	$(82,445)	$—	$93,397
Net loss	—	—	—	—	(27,447)	—	(27,447)
Stock based compensation	261,883	—	6,565	—	—	—	6,565
Issuance of common stock	—	—	314	—	—	—	314
Shares withheld for net share settlement	(43,363)	—	—	(645)	—	—	(645)
Other comprehensive loss	—	—	—	—	—	(55)	(55)
Balance at September 30, 2019	32,867,413	$3	$182,948	$(875)	$(109,892)	$(55)	$72,129

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(31,441)	$(27,447)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,372	1,051
Stock-based compensation	3,638	6,565
Changes in operating assets and liabilities:
Accounts receivable	(1,310)	(1,304)
Due to/from related parties	(498)	(1,223)
Inventory	(3,359)	(2,371)
Prepaid expenses and other current assets	(707)	192
Accounts payable	86	127
Accrued expenses	1,717	(49)
Accrued compensation	(572)	478
Other current liabilities	(64)	(743)
Other non-current assets	140	36
Net cash used by operating activities	(30,998)	(24,688)
Investing activities
Purchases of land, buildings, and equipment	(1,146)	(2,538)
Short-term investments	(20,802)	—
Net cash used by investing activities	(21,948)	(2,538)
Financing activities
Proceeds from Payroll Protection Program loan	1,518	—
Repayments of financing lease obligations	(217)	(195)
Proceeds from the exercise of stock options	211	314
Costs incurred related to shares withheld for net share settlement	—	(645)
Proceeds from the sale and leaseback of land, buildings, and equipment	—	414
Net cash provided (used) by financing activities	1,512	(112)
Net decrease in cash, cash equivalents and restricted cash	(51,434)	(27,338)
Cash, cash equivalents and restricted cash - beginning of period	60,038	95,288
Cash, cash equivalents and restricted cash – end of period	$8,604	$67,950

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

For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020. The accompanying Balance Sheet as of December 31, 2019, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Short-term investments

We consider investments with more than ninety days to maturity at issuance to be short-term investments. These short-term investments are considered trading securities and are carried at fair value with any unrealized gains and losses recorded in current earnings as a component of interest, net.

Revenue Recognition

In certain instances, we may sell grain to a processor with a commitment to repurchase any soybean meal resulting from their grain crushing activity with a single net cash settlement occurring between the parties. In those instances, we recognize revenue from the sale of grain in the amount of the final net cash settlement with the processor. We also recognize revenue on our sale of the meal to our customers in accordance with our previously disclosed revenue recognition accounting policies. Costs are ascribed to grain and meal sold pursuant to the agreement with the processor.

2. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE, HEDGING ACTIVITIES, AND CONCENTRATIONS OF CREDIT RISK

Financial Instruments Measured at Fair Value and Financial Statement Presentation

Financial instruments including cash and cash equivalents, restricted cash, due from related parties, accounts payable, due to related parties and all other current liabilities have carrying values that approximate fair value. We measure short-term investments and commodity derivative contracts at fair value on a recurring basis. The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as of the measurement date as follows:

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

Fair Value Measurements and Financial Statement Presentation

The fair values of our financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020				September 30, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$20,802	$—	$—	$20,802	$—	$—	$—	$—
Commodity derivative contracts	132	—	—	132	—	—	—	—
Total	$20,934	$—	$—	$20,934	$—	$—	$—	$—

	December 31, 2019				December 31, 2019
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Commodity derivative contracts	$62	$—	$—	$62	$—	$—	$—	$—
Total	$62	$—	$—	$62	$—	$—	$—	$—

The non-current portion of our financing lease obligations are also considered a financial instrument, which we measure at fair value for disclosure purposes. It is a Level 2 liability and had a fair value of $15.2 million as of September 30, 2020, and a fair value of $15.7 million as of December 31, 2019.

The composition of our short-term investments as of September 30, 2020, and December 31, 2019 were as follows:

	As of September 30,	As of December 31,
In Thousands	2020	2019
Corporate debt securities	$17,803	$—
Commercial paper	2,999	—
Total	$20,802	$—

Commodity Price Risk

We enter into seed and grain production agreements (Forward Purchase Contracts) with settlement values based on commodity futures market prices. These Forward Purchase Contracts allow the counterparty to fix their sales prices at various times as defined in the contract. Because we intend to take physical delivery under the Forward Purchase Contracts, we have grain inventory we will need to sell. We intend to sell these inventories at then-current market prices. As a result, when the Forward Purchase Contract counterparty fixes their grain prices, we enter hedging arrangements by selling futures contracts which converts our exposure to these fixed prices to floating prices. We expect to maintain these hedging relationships until such grain inventory is sold to help stabilize our margins. We do not account for these economic hedges as accounting hedges. We expect any gains or losses from these hedging arrangements to be offset by gains or losses on the grain inventories when such grain inventories are sold. We have recognized $1.1 million of commodity derivative losses from hedging contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts to floating prices for the three and nine-month periods ended September 30, 2020. As of September 30, 2020, we held commodity contracts with a notional amount of $15.1 million.

We previously designated all our commodity derivative contracts as cash flow hedges based on the nature of our business activities under the prior go-to-market strategy. As a result, all gains or losses associated with recording those commodity derivative contracts at fair value were recorded as a component of accumulated other comprehensive income (loss) (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. As of September 30, 2020, we expect the entire AOCI balance to be reclassified into earnings within the next three months.

Certain amounts related to our hedging activities are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified to Earnings
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Cash flow hedges:
Commodity derivative contracts	$8	$—	$(28)	$—

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

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred management fee expenses of $0.1 million for the three months ended September 30, 2020, and $0.3 million for the same period in 2019. We incurred management fee expenses of $0.2 million for nine months ended September 30, 2020, and $1.1 million for the same period in 2019.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million.

TALEN® is our primary gene-editing technology, and it is the foundation of our technology platform. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, as well as a percentage of any sublicense revenues. We incurred nominal license and royalty fees for the three months ended September 30, 2020, and 2019. We incurred license and royalty fees of $0.1 million for the nine months ended September 30, 2020, and nominal fees for the same period in 2019.

We have entered into various agreements with the University of Minnesota, pursuant to which we have been granted both exclusive and non-exclusive license agreements that carry annual license fees, milestone payments, royalties, and associated legal fees. These agreements primarily relate to gene-editing tools, enabling technologies and germplasm. We incurred nominal expenses pursuant to these agreements for the three and nine months ended September 30, 2020, and 2019.

4. NET LOSS PER SHARE

Basic and diluted net loss per share was calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Share Data and Per Share Amounts	2020	2019	2020	2019
Net loss	$(9,476)	$(10,669)	$(31,441)	$(27,447)
Weighted average shares outstanding - basic and diluted	$33,200,289	$32,866,467	$33,076,376	$32,759,194
Basic and diluted net loss per share	$(0.29)	$(0.32)	$(0.95)	$(0.84)

	As of September 30,
	2020	2019
Anti-dilutive stock options, restricted stock units, and performance stock units	5,581,307	5,688,399

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

As of September 30, 2020, 1,223,547 shares were registered and available for grant under effective registration statements, while 3,905,316 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards can be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2020	2019
Estimated fair values of stock options granted	$3.32	$10.70
Assumptions:
Risk-free interest rate	0.3%-1.7%	1.9%-2.5%
Expected volatility	77.4%-81.2%	77.9%-78.9%
Expected term (in years)	6.0-10.0	6.8-10.0

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

Option strike prices are set at 100 percent or more of the closing share price on the date of grant, and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2019	1,789,567	$8.73	4,481,359	$11.73
Granted			800,265	4.78
Exercised			(58,575)	3.60
Forfeited or expired			(568,907)	14.92
Balance as of September 30, 2020	2,216,755	$9.94	4,654,142	$10.34

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$187	$1,885	$2,439	$4,162

As of September 30, 2020, options outstanding and exercisable had an aggregate intrinsic value of $1.8 million and the weighted average remaining contractual term was 7.5 years.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Net cash proceeds	$211	$6	$211	$314
Intrinsic value of options exercised	$179	$13	$179	$893

As of September 30, 2020, unrecognized compensation expense related to non-vested stock options was $8.7 million. This expense will be recognized over 32 months on average.

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over five years after the date of grant.

Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	813,526	$10.31
Granted	105,633	4.55
Vested	(242,002)	9.38
Forfeited	(61,659)	10.80
Unvested balance at September 30, 2020	615,498	$9.83

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Grant-date fair value	$1,079	$392	$2,270	$1,803

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$269	$706	$865	$2,289

As of September 30, 2020, unrecognized compensation expense related to restricted stock units was $2.4 million. This expense will be recognized over 26 months on average.

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Deemed dividends from grants to Cellectis employees	$581	$296	$1,003	$1,072

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

Stock-based compensation expense related to performance stock units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Stock-based compensation expense	$114	$114	$334	$114

As of September 30, 2020, unrecognized compensation expense related to performance stock units was $1.6 million. This expense will be recognized over 45 months on average.

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

As of September 30, 2020, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2019.

7. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of September 30, 2020, restricted cash totaled $1.4 million. We have the option to request the return of excess collateral annually in December, and the amount we expect to receive is reflected as a current asset.

Rent expense from operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Rent expense from operating leases	$24	$22	$71	$91

Other Commitments

As of September 30, 2020, we have noncancelable commitments to purchase grain from farmers and seed from growers at dates throughout 2020 and 2021 aggregating $30.8 million based on current commodity futures market prices, other payments to growers, and estimated yields per acre. This amount is not recorded in the consolidated financial statements because we have not taken delivery of the grain as of September 30, 2020. If growers do not plant our soybeans, we allow the grain production contracts to be cancelled. Therefore, we do not include commitments to purchase grain as noncancelable commitment until the corresponding seed is planted.

8. EMPLOYEE BENEFIT PLAN

We provide a 401(k) defined contribution plan for all regular full-time employees who have completed two months of service. We match employee contributions up to certain amounts and those matching contributions vest immediately.

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Employee benefit plan expenses	$63	$58	$261	$163

9. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of September 30,	As of December 31,
In Thousands	2020	2019
Accounts Receivable:
Accounts receivable	$1,074	$1,247
Receivables from growers	1,358	—
Allowance for doubtful accounts	—	(125)
Total	$2,432	$1,122

We carry receivables related to amounts we are owed by growers from their purchases of seed. These amounts reduce the cost of the grain we ultimately purchase from the grower and are repaid either on current terms or on an extended payment basis. If a grower has elected extended payment terms they will pay a higher price per unit and grant us the right to deduct the amount we are owed from the payment we make upon the purchase of their grain. As of September 30, 2020, $1.2 million of the receivable from growers were on extended payment terms. As of December 31, 2019, this amount was zero.

	As of September 30,	As of December 31,
In Thousands	2020	2019
Inventory:
Raw materials	$4,097	$2,211
Work-in-process	341	272
Finished goods	1,515	111
Total	$5,953	$2,594

Certain statements of operations amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Stock compensation expense:
Research and development	$(84)	$461	$723	$1,240
Selling and supply chain	(372)	263	(472)	491
General and administrative	1,026	1,981	3,387	4,834
Total	$570	$2,705	$3,638	$6,565

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Interest, net:
Interest expense	$(369)	$(374)	$(1,112)	$(1,114)
Interest income	45	406	544	1,410
Total	$(324)	$32	$(568)	$296

Certain statements of cash flows amounts are as follows:

	As of September 30,
In Thousands	2020	2019
Cash, cash equivalents, restricted cash, and short-term investments:
Cash and cash equivalents	$7,170	$66,434
Restricted cash	1,434	1,516
Total cash, cash equivalents, and restricted cash	8,604	67,950
Short-term investments	20,802	—
Total cash, cash equivalents, restricted cash, and short-term investments	$29,406	$67,950

	Nine Months Ended September 30,
In Thousands	2020	2019
Supplemental cash flow information:
Interest paid	$1,097	$1,108

10. SEGMENT INFORMATION

We operate in a single reportable segment, agricultural products. Our current commercial focus is North America. Our major product categories are high oleic soybean grain, oil, and meal.

11. LONG-TERM DEBT

Our long-term debt is comprised of a $1.5 million promissory note pursuant to the Paycheck Protection Program (the Paycheck Protection Program loan) established by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) implemented by the U.S. Small Business Administration (SBA). We received the funds under the Paycheck Protection Program loan on April 19, 2020. The Paycheck Protection Program loan matures in April 2022 and bears interest at a per annum rate of 1.00%. The Paycheck Protection Program loan may be prepaid at any time prior to maturity with no prepayment penalties.

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

We have applied the proceeds from the Paycheck Protection Program loan toward qualifying expenses and on October 21, 2020, applied for forgiveness of the full principal amount and all accrued interest. No assurance can be given that we will be granted forgiveness of the Paycheck Protection Program loan in whole or in part.

12. RESTRUCTURING COSTS

On August 4, 2020, we approved the advancement of our soybean products to a streamlined go-to-market strategy. The impact of the advancement included staffing adjustments related to soybean processing and product sales, as well as the gradual exit of all supply chain contractual commitments that are not associated with the ongoing soybean seed go-to-market strategy. In the three months ended September 30, 2020, we recorded $0.4 million of cash charges for severance and other related payments, and we also recorded a $0.9 million recapture benefit of non-cash stock compensation expense from the forfeiture or modification of unvested stock awards. We expect to record up to $0.3 million of severance and other related payments through the second quarter of 2021. We have not incurred any other material costs from the disposal of any assets or contractual terminations as of September 30, 2020. We expect to incur an additional $0.6 million of transitional expenses as we wind down the prior go-to-market strategy. Contracted grain purchases, subsequent sales of grain, and the wind down of other contractual obligations on-track to be completed in late 2021.

The following table presents the restructuring and severance cost liabilities as of September 30, 2020:

As of September 30,
In Thousands	2020
Balance at June 30, 2020	$—
Charged to expense	436
Cash payments	(175)
Balance as of September 30, 2020	$261

The September 30, 2020, liability balance of $0.3 million as well as up to an additional $0.3 million of severance and other related expenses yet to be recorded are expected to be paid through the second quarter of fiscal 2021.

13. SUBSEQUENT EVENT

On October 20, 2020, we completed a $15.0 million equity financing transaction through an SEC-registered, direct offering of our common stock pursuant to our existing Form S-3 shelf registration statement filed with the SEC on August 13, 2019. The net proceeds of the offering were $14.0 million, after deducting placement and agent fees and estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.

EXECUTIVE OVERVIEW

We are a technology company focused on delivering plant-based innovations and solutions with substantial disruption potential across multiple industries. Our streamlined business model comprises three go-to-market strategies. Specific deal structure and the amount and timing of cash flows and revenues will vary depending upon several factors, including cost to develop, size of the opportunity, and the stage at which a partner or licensee enters the development process. Summaries of potential revenues and cash flows of our go-to-market strategies are as follows:

•	Seed Sale Arrangements: Through purchase agreements for the direct sale of seed, with such sales expected to generate revenue for Calyxt.
•

Trait and Product Licensing Arrangements: Through licensing agreements with downstream partners with respect to Calyxt-developed traits or products for negotiated upfront and milestone payments and potential royalties upon commercial sale of products.

•

TALEN® Licensing Arrangements: Through licensing agreements with third parties with respect to our technology for negotiated upfront and annual fees and potential royalties upon commercial sale of products.

For TALEN® licensing and trait and product development and licensing arrangements, we expect that our customers will primarily be seed companies, biotechnology companies, germplasm providers, large agricultural processors, others in the relevant crop’s supply chain, and growers, who would, in each case, utilize our technology for their own trait development in specified crops. For seed sale arrangements, we expect that our customers will be large agricultural processing companies, including millers and crushers, or others in the relevant crop’s supply chain, with developed agronomy infrastructure and commercialization expertise. Across each of these go-to-market strategies, we will seek to develop relationships with strategic customers where our product candidates are most likely to benefit from the counterparty’s deep agronomy, product management, and commercialization expertise. Placing our products and traits with such strategic customers will reduce our expenses and downstream risk exposure, while allowing us to pursue diversified growth across multiple revenue streams.

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

Having established a proof of concept with our high oleic soybean product, we intend to refocus our commercial efforts with respect to this product on the sale of seed for customers’ own soybean processing businesses. We also restructured our personnel to support the execution of our streamlined business model, including staffing adjustments related to soybean processing and product sales. With respect to grain from the 2020 crop that we have already contracted to purchase from growers, we intend to pursue sales of the grain to large processing companies. We have sold nearly all of the grain from the 2019 crop to a large processor. For these transactions our arrangement with the processor required us to purchase and market the soybean meal resulting from the grain the processor purchased. In these types of arrangements, we record the net settlement with the processor for grain sold by us and meal purchased by us as revenue, and then recognize revenue upon the sale of the meal. Cost of goods sold are determined based on our total costs for the grain purchased and the purchase price to us for the meal.

We are currently exploring product opportunities in alfalfa, canola, hemp, oats, peanuts, peas, potato, pulses, soybeans, wheat, and other crops for potential applications across a variety of industries, including food, pharmaceutical, energy, and agriculture. Applying our streamlined business model with differentiated go-to-market strategies, we are well positioned to nimbly develop plant-based input solutions for specific downstream issues, including consumer preferences, sustainability, cost, quality, and regulatory compliance. As of the date of this report, we have eight projects at Phase I or later in our development process across alfalfa, hemp, oats, soybeans, and wheat, and are exploring improved protein profile and flavor in pulse crops, with several options under consideration.

Our current product development pipeline is as follows:

CROP	TRAIT	TARGET COMMERCIAL PLANTING YEAR	TARGET GO-TO-MARKET STRATEGY
Alfalfa	Improved Digestibility	2021	Trait
Wheat	High Fiber	2022	Seed
Soybean	High Oleic, Low Linolenic (HOLL)	2023	Seed
Hemp	Marketable Yield[2]	2023	Seed and Trait
Hemp	Low THC for Food, Fiber, & Therapeutics[2]	2024	Seed and Trait
Oat	Cold Tolerant[2]	2026	Seed and Trait
Soybean	Improved HOLL	2026	Seed
Soybean	High Saturated Fat[2]	2026	Seed and Trait
Pulse	Improved Protein Profile and Flavor	2027	Trait

1 The agronomic and functional quality of our product candidates and the timing of development are subject to a variety of factors and risks, which are described in our filings with the Securities and Exchange Commission.

2 These projects were advanced from Discovery to Phase I of our development process during the third quarter of 2020.

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

We are an early-stage company and have incurred net losses since our inception. As of September 30, 2020, we had an accumulated deficit of $153.5 million. Our net losses were $31.4 million for the nine months ended September 30, 2020.

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
•

addressing the impacts of the ongoing novel coronavirus (COVID-19) pandemic, including implementing our expense reduction efforts and seeking to bolster our liquidity position considering changing business needs and uncertain macro-economic conditions; and

•	experiencing any delays or encountering issues with any of the above, including due to COVID-19 and its impacts.

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of September 30, 2020, Cellectis owned 68.3% of our issued and outstanding common stock. Following completion of the registered direct offering of our common stock on October 20, 2020, Cellectis owned 64.7% of our issued and outstanding common stock.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

For the three and nine months ended September 30, 2020, we recognized revenue from the sales of high oleic soybean grain, oil, and meal as well as sales of our first hemp product. We do not currently recognize revenue from seed transactions because of the grower’s commitment to sell their crop to us. We benefit from the cash upon payment and defer the net profit on the seed to inventory and recognize that benefit when the grower delivers grain to us.

Cost of Goods Sold and Inventory

Prior to 2019, our cost of goods sold represented immaterial costs associated with our out-licensing activities. Costs we incurred associated with the purchasing, storing, transporting and processing grain, net of proceeds of seed sales (Grain Costs), were expensed as R&D. Beginning during the first quarter of 2019, we began to capitalize all Grain Costs into inventory. This affects the year-over-year comparability of cost of goods sold, gross margins, and R&D expenses. For the three months ended September 30, 2019, the impact of Grain Costs expensed as R&D in 2018 totaled $2.8 million, and for the nine months ended September 30, 2019, the impact of Grain Costs expensed as R&D in 2018 totaled $3.3 million.

Cost of goods sold also includes crush and refining losses that are expensed as incurred since they do not add to the value of the finished products. All other grain and qualifying risk management costs, net of the benefit from our seed activity, are capitalized to inventory and relieved to cost of goods sold as the high oleic soybean grain, oil, and meal is sold. Any valuation adjustments to inventory are recognized as incurred. Gains and losses resulting from commodity derivative contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts to floating prices are recorded in current period cost of goods sold. Because we expect to sell grain at market prices, the economic effects of the hedges being recognized currently are expected to be fully offset when we sell the grain in a future period.

Research and Development Expense

Research and development (R&D) expenses consist of the costs of performing activities to discover and develop products and advance our intellectual property. We recognize R&D expenses as they are incurred.

Excluding the Grain Costs expensed as R&D mentioned above, our R&D expenses consist primarily of employee-related costs for our R&D personnel, fees for contractors who support product development and breeding activities, expenses for trait validation, purchasing material and supplies for our laboratories, licensing, facilities, regulatory, and other costs associated with owning and operating our own laboratories. R&D expenses also include costs to write and support the research for filing patents.

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

Anticipated Changes Between Revenues and Costs

As we execute upon our streamlined business model with differentiated go-to-market strategies, we expect the composition of our revenues and costs to evolve. Future cash and revenue-generating opportunities are expected to primarily arise from seed sales, product development activities, and licensing arrangements. Under licensing arrangements, revenues are expected to be royalty payments upon the commercial sale of products.

Because our strategy is based on focusing on our core strengths in research and development, gene-editing, and trait development, we expect R&D expenses to be the primary area of increase in our expenses. At the same time, because our streamlined business model relies on third parties assuming responsibility for agronomy infrastructure, product management, and commercialization, we expect that S&SC expense will decline substantially as the new models are fully implemented.

Due to changes in our cash balance and the current interest rate environment, we expect interest, net to decrease in the balance of 2020 as compared to the same period in 2019.

Recent Developments – COVID-19 Update

As previously reported, our operations in Minnesota are classified as critical sector work under the State of Minnesota’s COVID-19 executive orders. Accordingly, most of our laboratory workers have continued to work onsite at our headquarters throughout the pandemic, and our R&D programs and seed distribution activities have not experienced material delays. In accordance with our COVID-19 Preparedness Plan, Minnesota executive order requirements, and CDC guidelines, we have implemented health and safety measures for the protection of our onsite workers and have maintained remote work arrangements for our non-laboratory personnel.

During the third quarter, supply chain disruptions did not have a material impact on our operations. however, a resurgence of the COVID-19 pandemic (as is currently occurring in some states), governmental response measures, and resulting disruptions could rapidly offset such improvements. Moreover, the effects of the COVID-19 pandemic on the financial markets remain substantial and broader economic uncertainties persist, which may make obtaining capital challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us. There continues to be significant uncertainty relating to the COVID-19 pandemic and its impact, and many factors could affect our results and operations, including, but not limited to, those discussed under the caption “Risk Factors” in the reports we file with the SEC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

A summary of our results of operations for the three months ended September 30, 2020, and 2019 follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$5,241	$2,967	$2,274	77%
Cost of goods sold	7,060	3,528	3,532	100%
Gross margin	(1,819)	(561)	(1,258)	224%
Research and development expense	2,204	3,579	(1,375)	(38)%
Selling and supply chain expense	439	1,314	(875)	(67)%
General and administrative expense	4,185	4,934	(749)	(15)%
Management fees and royalties	68	305	(237)	(78)%
Restructuring costs	436	—	436	—
Interest, net	(324)	32	(356)	(1113)%
Other income and expense	(1)	(8)	7	(88)%
Net loss	$(9,476)	$(10,669)	$1,193	(11)%
Net loss per share	$(0.29)	$(0.32)	$0.03	(9)%
Adjusted EBITDA	$(7,070)	$(8,887)	$1,817	(20)%

Revenue

Revenue increased by $2.3 million, or 77 percent, from the third quarter of 2019 to $5.2 million in the third quarter of 2020. The revenue growth was driven by 15 basis points of volume and 64 basis points of pricing, both partially offset by 2 basis points of unfavorable product mix as we sold more meal in 2020 as a percent of total revenue than the prior period. Most oil revenue in 2020 was from a single customer purchasing our oil to be used as a plant-based alternative to synthetic fluids, and we expect to fulfill their remaining orders in the fourth quarter of 2020.

Cost of Goods Sold

Cost of goods sold increased by $3.5 million from the third quarter of 2019 to $7.1 million in the third quarter of 2020. The increase in cost of goods sold reflects the higher volume of product sold, the impact of lower costs associated with products sold in 2019 because $2.8 million of Grain Costs were previously expensed as R&D, $1.1 million of commodity derivative losses from hedging contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts from fixed to floating prices, consistent with how we expect to sell the grain, and a $0.2 million increase in the net realizable value adjustment to period-end inventories. These increases were partially offset by lower product costs and the benefits resulting from the advancement of our soybean product line go-to-market strategy.

Gross Margin

Gross margin was a negative $1.8 million, or a negative 35 percent, in the third quarter of 2020, a decrease of $1.2 million, or a negative 16 percent, from the third quarter of 2019. The decline in gross margin in the third quarter of 2020 reflects the impact of lower costs associated with products sold in 2019 because $2.8 million of Grain Costs were previously expensed as R&D, $1.1 million of commodity derivative losses from hedging contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts from fixed to floating prices, consistent with how we expect to sell the grain, and a $0.2 million increase in the net realizable value adjustment to period-end inventories. These increases were partially offset by lower product costs and the benefits resulting from the advancement of our soybean product line go-to-market strategy.

Gross margin, as adjusted, was negative $1.3 million, or negative 24 percent, in the third quarter of 2020, as compared to negative $2.5 million, or negative 86 percent, in the third quarter of 2019. The improvement was driven by higher selling prices, lower product costs, and the benefits resulting from the advancement of our soybean product line go-to-market strategy.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of gross margin, as adjusted, and a reconciliation of gross margin, the most comparable GAAP measure, to gross margin, as adjusted.

Research and Development Expense

R&D expenses decreased by $1.4 million to $2.2 million, driven by a decrease in stock compensation expense of $0.5 million from the recapture of non-cash stock compensation expense from the forfeiture and modification of unvested stock awards. The same period in 2019 also included $0.5 million of expense to write off R&D tax credits that were no longer realizable.

Selling and Supply Chain Expense

S&SC expenses decreased by $0.9 million to $0.4 million, driven by a decrease in stock compensation expense of $0.6 million from the recapture of non-cash stock compensation expense from the forfeiture of unvested stock awards, partially offset by higher year-over-year compensation expenses.

General and Administrative Expense

G&A expenses decreased by $0.7 million to $4.2 million, driven by a decrease in stock compensation expense of $1.0 million and lower personnel costs of $0.5 million, partially offset by an increase in insurance costs.

Management Fees

Management fees decreased by $0.2 million as we previously internalized certain services provided by Cellectis, including investor relations, information technology, human resources, legal, and communications.

Restructuring Costs

Restructuring costs include the impact of severance and other expenses resulting from the action we initiated in August 2020 to advance our soybean product line go-to-market strategy.

Interest, net

Interest, net decreased by $0.4 million, driven by lower yields and lower cash balances.

Net Loss

Net loss was $9.5 million in the third quarter of 2020, an improvement of $1.2 million from the third quarter of 2019. The improvement was driven by a reduction in non-cash stock compensation expenses of $2.1 million, partially offset by a decline in gross margins of $1.2 million, and $0.4 million of restructuring costs. The same period in 2019 also included $0.5 million of expense to write off R&D tax credits that were no longer realizable.

Adjusted net loss was $9.3 million in the third quarter of 2020, an improvement of $2.6 million from the third quarter of 2019, driven by the benefits resulting from the advancement of our soybean product line go-to-market strategy.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share

Net loss per share was $0.29 in the third quarter of 2020, an improvement of $0.03 per share from the third quarter of 2019, driven by the change in net loss.

Adjusted net loss per share was $0.28 in the third quarter of 2020, an improvement of $0.08 per share from the third quarter of 2019, driven by the change in adjusted net loss.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Adjusted EBITDA loss was $7.1 million in the third quarter of 2020, an improvement of $1.8 million from the third quarter of 2019.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

A summary of our results of operations for the nine months ended September 30, 2020, and 2019 follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$9,925	$3,533	$6,392	181%
Cost of goods sold	16,265	3,865	12,400	321%
Gross margin	(6,340)	(332)	(6,008)	1810%
Research and development expense	7,816	8,536	(720)	(8)%
Selling and supply chain expense	3,368	3,421	(53)	(2)%
General and administrative expense	12,713	14,302	(1,589)	(11)%
Management fees and royalties	172	1,117	(945)	(85)%
Restructuring costs	436	—	436	—
Interest, net	(568)	296	(864)	(292)%
Other income and expense	(28)	(35)	7	(20)%
Net loss	$(31,441)	$(27,447)	$(3,994)	15%
Net loss per share	$(0.95)	$(0.84)	$(0.11)	13%
Adjusted EBITDA	$(21,827)	$(21,182)	$(645)	3%

Revenue

Revenue increased by $6.4 million, or 181 percent, from the first nine months of 2019 to $9.9 million in the first nine months of 2020. The revenue growth was driven by 132 basis points of volume, 47 basis points of pricing, and 2 basis points of favorable product mix as we sold more oil in 2020 as a percentage of total revenue than in 2019. Most oil revenue in 2020 was from a single customer purchasing our oil to be used as a plant-based alternative to synthetic fluids, and we expect to fulfill their remaining orders in the fourth quarter of 2020.

Cost of Goods Sold

Cost of goods sold increased by $12.4 million from the first nine months of 2019 to $16.3 million in the first nine months of 2020. The increase in cost of goods sold reflects the higher volume of product sold, $4.4 million of net realizable value adjustments to period-end inventories including write-downs of excess seed produced for 2020 plantings, the impact of lower costs associated with products sold in 2019 because $3.3 million of Grain Costs were previously expensed as R&D, and $1.1 million of commodity derivative losses from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts from fixed to floating prices, consistent with how we expect to sell the grain. These increases were partially offset by lower product costs and the benefits resulting from the advancement of our soybean product line go-to-market strategy.

Gross Margin

Gross margin was a negative $6.3 million, or a negative 64 percent, in the first nine months of 2020, an increase of $6.0 million from the first nine months of 2019, driven by a $4.4 million net realizable value adjustment to period-end inventories including write-downs of excess seed produced for 2020 plantings, the impact of lower costs associated with products sold in 2019 because $3.3 million of Grain Costs were previously expensed as R&D, and $1.1 million of commodity derivative losses from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts from fixed to floating prices, consistent with how we expect to sell the grain. These increases were partially offset by higher selling prices, lower product costs, and benefits from the advancement of our soybean product line go-to-market strategy.

Gross margin, as adjusted, was a negative $3.2 million, or negative 33 percent, in the first nine months of 2020 compared to negative $2.8 million, or negative 81 percent, in the same period in 2019. The improvement, on a percentage basis, was driven by higher selling prices, lower product costs, and savings from the advancement of our soybean product line go-to-market strategy.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of gross margin, as adjusted, and a reconciliation of gross margin, the most comparable GAAP measure, to gross margin, as adjusted.

Research and Development Expense

R&D expenses decreased by $0.7 million to $7.8 million driven by lower non-cash stock compensation expense of $0.5 million primarily from a recapture of non-cash stock compensation expense from the forfeiture and modification of unvested stock awards. The same period in 2019 also included $0.4 million of expense to write off research and development tax credits that were no longer realizable.

Selling and Supply Chain Expense

S&SC expenses decreased by $0.1 million to $3.4 million, driven by a decrease in non-cash stock compensation expense of $1.0 million primarily from a recapture of non-cash stock compensation expense from the forfeiture of unvested stock awards and lower marketing and travel expenses, partially offset by additional personnel costs.

General and Administrative Expense

G&A expenses decreased by $1.6 million to $12.7 million, driven by a decrease in non-cash stock compensation of $1.4 million as a result of fewer awards issued and lower award values, and lower personnel costs of $1.4 million, partially offset by an increase in insurance costs.

Management Fees

Management fees decreased by $0.9 million as we previously internalized certain services provided by Cellectis, including investor relations, information technology, human resources, legal, and communications.

Restructuring Costs

Restructuring costs include the impact of severance and other expenses resulting from the action we initiated in August 2020 to advance our soybean product line go-to-market strategy.

Interest, net

Interest, net decreased by $0.9 million, driven by lower yields and lower cash balances.

Net Loss

Net loss was $31.4 million in the first nine months of 2020, an increase of $4.0 million from the first nine months of 2019, driven by a $6.0 million decrease in gross margin following the launch of our high oleic soybean products and the higher costs we experienced during the product’s proof of concept period, a $0.9 decrease in interest, net, and $0.4 million of restructuring costs, offset by $2.9 million of lower non-cash stock compensation expenses as a result of a recapture of non-cash stock compensation expense from the forfeiture and modification of unvested stock awards, as well as the impact from fewer awards issued and lower award values, and a $0.6 million decrease in Section 16 officer transition expenses. The same period in 2019 also included $0.4 million of expense to write off R&D tax credits that were no longer realizable.

Adjusted net loss was $28.3 million in the first nine months of 2020, an improvement of $0.2 million from the first nine months of 2019.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share

Net loss per share was $0.95 in the first nine months of 2020, an increase of $0.11 per share from the third quarter of 2019, driven by the change in net loss.

Adjusted net loss per share was $0.86 in the first nine months of 2020, an improvement of $0.01 per share from the third quarter of 2019, driven by the change in adjusted net loss.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Adjusted EBITDA loss was $21.8 million for the first nine months of 2020, an increase of $0.6 million from the first nine months of 2019.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of such measure to net loss, the most comparable measure calculated under U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2020, we had a total of $29.4 million of cash, cash equivalents, short-term investments, and restricted cash. Short-term investments consist of corporate debt securities and commercial paper with more than 90 days to maturity at issuance. All these amounts are convertible to cash within 90 days except for $1.0 million of restricted cash associated with our financing leases. Current liabilities were $7.9 million as of September 30, 2020. Accordingly, we have cash, cash equivalents and short-term investments sufficient to fund all short-term obligations as of that date.

We incurred losses from operations of $30.8 million for the nine months ended September 30, 2020, and $27.7 million for the nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $153.5 million and expect to continue to incur losses in the future.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands	2020	2019
Net loss	$(31,441)	$(27,447)
Depreciation and amortization	1,372	1,051
Stock-based compensation	3,638	6,565
Changes in operating assets and liabilities	(4,567)	(4,857)
Net cash used by operating activities	$(30,998)	$(24,688)

Net cash used by operating activities increased by $6.3 million, driven by the increase in our net loss of $4.0 million and a decrease in non-cash stock compensation of $3.0 million.

We expect cash used by operating activities in the fourth quarter of 2020 to be higher than in the first nine months of the year driven by an expected increase in working capital associated with grain we are required to purchase in the period.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands	2020	2019
Purchases of land, buildings, and equipment	$(1,146)	$(2,538)
Short-term investments	(20,802)	—
Net cash used by investing activities	$(21,948)	$(2,538)

Net cash used by investing activities increased by $19.4 million, driven by our purchases of short-term investments as part of our risk diversification strategy.

We expect net cash used for purchases of land, buildings, and equipment in the fourth quarter of 2020 to be comparable to the first nine months of the year, and cash used for purchases of short-term investments to stabilize following our capital raise in the fourth quarter.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands	2020	2019
Proceeds from Paycheck Protection Program loan	$1,518	$—
Repayments of financing lease obligations	(217)	(195)
Proceeds from the exercise of stock options	211	314
Costs incurred related to shares withheld for net share settlement	—	(645)
Proceeds from the sale and leaseback of land, buildings, and equipment	—	414
Net cash provided (used) by financing activities	$1,512	$(112)

Net cash provided by financing activities increased by $1.6 million, driven by the Paycheck Protection Program loan proceeds.

We expect net cash provided (used) by financing activities in the fourth quarter of 2020 to be comprised of $14.0 million of net proceeds from our capital raise in October 2020, partially offset by repayments of financing lease obligations at the same rate as in prior quarters.

CAPITAL RESOURCES

Considering factors including our cash raised in October 2020, our anticipated cash burn rate, expense reduction efforts, advancement of our go-to-market soybean strategy, and cash receipts from our product development efforts with partners, we believe our cash, cash equivalents, short-term investments, and restricted cash as of September 30, 2020, will be enough to fund our operations for at least the next twelve months and into the second half of 2022.

For the nine months ended September 30, 2020, we generated $9.9 million in revenues from product sales. We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report, except that our Forward Purchase Contracts, which consist of commitments to purchase grain and seed, have decreased to $30.8 million from $50.9 million.

OFF BALANCE SHEET OBLIGATIONS

As of September 30, 2020, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2020, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

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

In February 2016, the FASB issued new accounting requirements for accounting, presentation, and classification of leases. This will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2021, and interim periods within those annual periods, which for us is the first quarter of 2022 because we are an emerging growth company. We are in the process of analyzing the impact of this standard on our results of operations and financial position.

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

We present gross margin, as adjusted, a non-GAAP measure that includes the effects of Grain Costs expensed as R&D in a prior period, excludes the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, and excludes the impact of any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold.

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

The table below presents a reconciliation of gross margin to gross margin, as adjusted:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Gross margin (GAAP measure)	$(1,819)	$(561)	$(6,340)	$(332)
Gross margin percentage	(35)%	(19)%	(64)%	(9)%
Adjustments:
Grain costs expensed as R&D	—	(2,814)	—	(3,349)
Mark to market loss	1,107	—	1,107	—
Net realizable value adjustment to inventories	(555)	832	2,000	832
Gross margin, as adjusted	$(1,267)	$(2,543)	$(3,233)	$(2,849)
Gross margin percentage, as adjusted	(24)%	(86)%	(33)%	(81)%

We present adjusted net loss, a non-GAAP measure, and define it as net loss including the effects of Grain Costs expensed as R&D in a prior period, and excluding the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, R&D payroll tax credits that are no longer realizable, restructuring costs, and the recapture of non-cash stock compensation expense from the forfeiture and modification of unvested stock awards associated with staffing adjustments made as part of the advancement of our soybean business model.

We provide in the table below a reconciliation of adjusted net loss to net loss, which is the most directly comparable GAAP financial measure. We provide adjusted net loss because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period to period comparability of our net losses and financial performance.

The table below presents a reconciliation of net loss to adjusted loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Net loss (GAAP measure)	$(9,476)	$(10,669)	$(31,441)	$(27,447)
Non-GAAP adjustments:
Grain Costs expensed as R&D	—	(2,814)	—	(3,349)
Mark to market loss	1,107	—	1,107	—
Net realizable value adjustment to inventories	(555)	832	2,000	832
Section 16 officer transition expenses	56	193	493	1,052
Research and development payroll tax credit	—	536	—	410
Restructuring costs	436	—	436	—
Recapture of non-cash stock compensation	(906)	—	(906)	—
Adjusted net loss	(9,338)	(11,922)	(28,311)	(28,502)

We present adjusted net loss per share, a non-GAAP measure, and define it as net loss per share including the effects of Grain Costs expensed as R&D in a prior period, and excluding the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, R&D payroll tax credits that are no longer realizable, restructuring costs, and the recapture of non-cash stock compensation expense from the forfeiture and modification of unvested stock awards associated with staffing adjustments made as part of the advancement of our soybean business model.

We provide in the table below a reconciliation of adjusted net loss per share to net loss per share, which is the most directly comparable GAAP financial measure. We provide adjusted net loss per share because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period to period comparability of our net losses per share and financial performance.

The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Net loss per share (GAAP measure)	$(0.29)	$(0.32)	$(0.95)	$(0.84)
Non-GAAP adjustments:
Grain Costs expensed as R&D	—	(0.09)	—	(0.10)
Mark to market loss	0.03	—	0.03	—
Net realizable value adjustment to inventories	(0.01)	0.03	0.06	0.03
Section 16 officer transition expenses	0.01	0.01	0.02	0.03
Research and development payroll tax credit	—	0.01	—	0.01
Restructuring costs	0.01	—	0.01	—
Recapture of non-cash stock compensation	(0.03)	—	(0.03)	—
Adjusted net loss per share	(0.28)	(0.36)	(0.86)	(0.87)

We present adjusted EBITDA, a non-GAAP measure, and define it as net loss excluding interest, net, income tax expense, depreciation and amortization expenses, stock-based compensation expenses, the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, R&D payroll tax credits that are no longer realizable, and restructuring costs; and including the effects of Grain Costs expensed as R&D in a prior period.

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

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Net loss (GAAP measure)	$(9,476)	$(10,669)	$(31,441)	$(27,447)
Non-GAAP adjustments:
Interest, net	324	(32)	568	(296)
Income tax expense	—	—	—	—
Depreciation and amortization	468	362	1,372	1,051
Stock-based compensation expenses	570	2,705	3,638	6,565
Grain Costs expensed as R&D	—	(2,814)	—	(3,349)
Mark to market loss	1,107	—	1,107	—
Net realizable value adjustment to inventories	(555)	832	2,000	832
Section 16 officer transition expenses	56	193	493	1,052
Research and development payroll tax credit	—	536	—	410
Restructuring costs	436	—	436	—
Adjusted EBITDA	$(7,070)	$(8,887)	$(21,827)	$(21,182)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is commodity price sensitivity. Following our decision to advance our soybean go-to-market strategy in the third quarter of 2020, our exposure to changes in commodity prices changed significantly. We are now primarily susceptible to changes in commodity market prices that could impact the selling price for our grain inventories, which are carried at our historical cost. Prior to our purchase, we also have market exposure associated with our fixed price Forward Purchase Contracts. In the normal course of business, we manage our exposure to changes in market prices by entering commodity hedges to convert fixed price grain inventories and fixed price Forward Purchase Contracts to floating market prices. By executing these hedging strategies, we can closely match the expected economic terms of the grain sale with the market. In a rising market these positions will result in losses, and in a falling market these positions will result in gains once any losses, if any, are recaptured. At sale the gains or losses on the commodity derivatives will be realized and be fully offset by gains or losses on the grain inventories. Based on our positions as of September 30, 2020, a 10 percent increase in commodity futures market prices would have a $1.6 million decrease in our financial condition, and a 10 percent decrease in commodity futures market prices would have a $1.6 million increase in our financial condition.

Outside of the market risk related to commodity price risk sensitivity, there have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2020. However, we do provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 2. Financial Instruments, Fair Value, Hedging Activities, and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding as of September 30, 2020. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months ended September 30, 2020, the Company repurchased shares of stock as follows in connection with the payment of taxes upon vesting of restricted stock previously issued to employees:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2020 – January 31, 2020	17,752	$7.01	—	$—
February 1, 2020 – February 29, 2020	—	$—	—	$—
March 1, 2020 – March 31, 2020	—	$—	—	$—
April 1, 2020 – April 30, 2020	—	$—	—	$—
May 1, 2020 – May 31, 2020	—	$—	—	$—
June 1, 2020 – June 30, 2020	—	$—	—	$—
July 1, 2020 – July 31, 2020	—	$—	—	$—
August 1, 2020 – August 31, 2020	—	$—	—	$—
September 1, 2020 – September 30, 2020	—	$—	—	$—
Total	17,752	$7.01	—	$—

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
10.1*	Form of Securities Purchase Agreement, dated as of October 16, 2020, by and among Calyxt, Inc. and the Purchasers party thereto
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline IXBRL

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

CALYXT, INC.

By:	/s/ James A. Blome
Name:	James A. Blome
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)