Form 10-Q
period 2021-03-31
Calyxt, Inc.
filed 2021-05-06
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021;

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

As of May 6, 2021, there were 37,200,473 shares of common stock, $0.0001 par value per share, outstanding.

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

We own the names and trademarks Calyxt® and Calyno®; we also own or license other trademarks, trade names, and service marks of Calyxt appearing in this Quarterly Report on Form 10-Q. The names and trademarks “Cellectis®” and “TALEN®”, and other trademarks, trade names, and service marks of Cellectis appearing in the Company’s Annual Report on Form 10-K are the property of Cellectis. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks, and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders, and in press releases. In addition, our representatives may from time to time make oral forward-looking statements.

We have made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “targets,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the potential impact of the COVID-19 pandemic on our business and operating results; our future financial performance; product pipeline and development; our business model and principal strategy for commercialization and sales of commercial products; regulatory progression; potential collaborations, partnerships and licensing arrangements and their contribution to our financial results, cash usage, and growth strategies; and anticipated trends in our business. These and other forward-looking statements are predictions and projections about future events and trends based on our current expectations, objectives, and intentions and premised on current assumptions. Our actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; the impact of increased competition; disruptions at our key facilities; changes in customer preferences and market acceptance of our products; competition for collaboration partners and licensees and the successful execution of collaborations and licensing agreements; the impact of adverse events during development, including unsuccessful field trials or developments trials or disruptions in seed production; the impact of improper handling of our product candidates by unaffiliated third parties during development, such as the improper aerial spraying of our high fiber wheat product candidate; failures by third-party contractors; inaccurate demand forecasting; the effectiveness of commercialization efforts by commercial partners or licensees; our ability to make grain sales on terms acceptable to us; the timing of our grain sales; our ability to collect accounts receivable; disruptions to supply chains, including transportation and storage functions; commodity price conditions; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; and other important factors discussed under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 4, 2021 (our Annual Report) and our subsequent reports on Forms 10-Q and 8-K filed with the SEC.

Any forward-looking statements made by us in this Quarterly Report on Form 10-Q are based only on information currently available to us and speaks only as of the date of this report. Except as otherwise required by securities and other applicable laws, we do not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by law.

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

None of the information provided on our website, in our press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Quarterly Report or in any other report or document we file with the SEC, and any references to our website or our corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,386	$17,299
Short-term investments	3,045	11,698
Restricted cash	393	393
Accounts receivable	1,354	4,887
Inventory	4,532	1,383
Prepaid expenses and other current assets	3,347	3,930
Total current assets	29,057	39,590
Non-current restricted cash	597	597
Land, buildings, and equipment	22,549	22,860
Other non-current assets	225	280
Total assets	$52,428	$63,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$959	$929
Accrued expenses	3,058	2,891
Accrued compensation	1,764	1,950
Due to related parties	114	766
Current portion of financing lease obligations	372	364
Other current liabilities	45	45
Total current liabilities	6,312	6,945
Financing lease obligations	17,780	17,876
Long-term debt	1,518	1,518
Other non-current liabilities	1,213	113
Total liabilities	26,823	26,452
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 37,263,339 shares issued and 37,163,187 shares outstanding as of March 31, 2021, and 37,165,196 shares issued and 37,065,044 shares outstanding as of December 31, 2020	4	4
Additional paid-in capital	203,565	204,807
Common stock in treasury, at cost; 100,152 shares as of March 31, 2021, and December 31, 2020	(1,043)	(1,043)
Accumulated deficit	(176,921)	(166,893)
Total stockholders’ equity	25,605	36,875
Total liabilities and stockholders’ equity	$52,428	$63,327

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$4,402	$2,377
Cost of goods sold	6,745	3,884
Gross margin	(2,343)	(1,507)
Operating expenses:
Research and development	3,050	2,787
Selling, general, and administrative	4,258	6,298
Management fees and royalties	30	62
Total operating expenses	7,338	9,147
Loss from operations	(9,681)	(10,654)
Interest, net	(346)	(398)
Non-operating expenses	(1)	(11)
Loss before income taxes	(10,028)	(11,063)
Income taxes	—	—
Net loss	$(10,028)	$(11,063)
Basic and diluted net loss per share	$(0.27)	$(0.34)
Weighted average shares outstanding - basic and diluted	37,136,338	32,988,141
Anti-dilutive stock options, restricted stock units, and performance stock units	5,013,780	5,328,268

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended March 31, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2020	37,065,044	$4	$204,807	$(1,043)	$(166,893)	$—	$36,875
Net loss	—	—	—	—	(10,028)	—	(10,028)
Stock-based compensation	—	—	(1,450)	—	—	—	(1,450)
Issuance of common stock	98,143	—	208	—	—	—	208
Shares withheld for net share settlement	—	—	—	—	—	—	—
Balance at March 31, 2021	37,163,187	$4	$203,565	$(1,043)	$(176,921)	$-	$25,605

Three months ended March 31, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	32,951,329	$3	$185,588	$(1,043)	$(122,057)	$17	$62,508
Net loss	—	—	—	—	(11,063)	—	(11,063)
Stock-based compensation	—	—	1,271	—	—	—	1,271
Issuance of common stock	57,110	—	—	—	—	—	—
Shares withheld for net share settlement	(17,792)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(180)	(180)
Balance at March 31, 2020	32,990,647	$3	$186,859	$(1,043)	$(133,120)	$(163)	$52,536

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(10,028)	$(11,063)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	585	452
Stock-based compensation	(1,450)	1,271
Changes in operating assets and liabilities:
Accounts receivable	3,533	281
Due to/from related parties	(652)	(430)
Inventory	(3,149)	(604)
Prepaid expenses and other current assets	583	(786)
Accounts payable	30	8
Accrued expenses	167	(451)
Accrued compensation	(186)	(818)
Other non-current liabilities	1,100	(9)
Other	50	(89)
Net cash used by operating activities	(9,417)	(12,238)
Investing activities
Sales and (purchases) of short-term investments, net	8,653	(38,620)
Purchases of land, buildings, and equipment	(269)	(317)
Net cash provided by (used by) investing activities	8,384	(38,937)
Financing activities
Repayments of financing lease obligations	(88)	(45)
Proceeds from the exercise of stock options	208	—
Net cash provided by (used by) financing activities	120	(45)
Net decrease in cash, cash equivalents, and restricted cash	(913)	(51,220)
Cash, cash equivalents, and restricted cash - beginning of period	18,289	60,038
Cash, cash equivalents, and restricted cash – end of period	$17,376	$8,818

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of our statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

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

For further information, refer to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021. The accompanying Balance Sheet as of December 31, 2020, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Net Loss Per Share

All anti-dilutive stock options, restricted stock units, and performance stock units are excluded from the calculation of net loss per share. Due to our net loss position for the three months ended March 31, 2021 and March 31, 2020, all of our outstanding stock options, restricted stock units, and performance stock units are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options and restricted stock units.

2. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE AND CONCENTRATIONS OF CREDIT RISK

Financial Instruments Measured at Fair Value and Financial Statement Presentation

Financial instruments including cash and cash equivalents, restricted cash, accounts payable, and all other current liabilities have carrying values that approximate fair value. We measure short-term investments and commodity derivative contracts at fair value on a recurring basis. The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as of the measurement date as follows:

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

Fair Value Measurements and Financial Statement Presentation

The fair values of our financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2021, and December 31, 2020, were as follows:

	March 31, 2021				March 31, 2021
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$3,045	$—	$—	$3,045	$—	$—	$—	$—
Commodity derivative contracts	266	—	—	266	—	—	—	—
Total	$3,311	$—	$—	$3,311	$—	$—	$—	$—

	December 31, 2020				December 31, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$11,698	$—	$—	$11,698	$—	$—	$—	$—
Commodity derivative contracts	467	—	—	467	—	—	—	—
Total	$12,165	$—	$—	$12,165	$—	$—	$—	$—

The non-current portion of our financing lease obligations are also considered a financial instrument, which we measure at fair value for disclosure purposes. It is a Level 2 liability and had a fair value of $15.1 million as of March 31, 2021, and a fair value of $15.2 million as of December 31, 2020.

The composition of our short-term investments as of March 31, 2021, and December 31, 2020 were as follows:

	As of March 31,	As of December 31,
In Thousands	2021	2020
Corporate debt securities	$3,045	$11,698

Commodity Price Risk

We enter into seed and grain production agreements with settlement values based on commodity futures market prices (Forward Purchase Contracts). These Forward Purchase Contracts allow the counterparty to fix their sales prices at various times as defined in the contract. Because we intend to take physical delivery under the Forward Purchase Contracts, we have grain inventory we will need to sell. We intend to sell these inventories at then-current market prices. As a result, when the Forward Purchase Contract counterparty fixes their grain prices, we enter hedging arrangements by selling futures contracts which converts our exposure to these fixed prices to floating prices. We expect to maintain these hedging relationships until such grain inventory is sold to help stabilize our margins. We do not account for these economic hedges as accounting hedges. We expect any gains or losses from these hedging arrangements to be offset by gains or losses on the grain inventories when such grain inventories are sold. As of March 31, 2021, we have $3.0 million of unrealized commodity derivative losses from hedging contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts to floating prices. As of March 31, 2021, we held commodity contracts with a notional amount of $10.4 million.

We previously designated all our commodity derivative contracts as cash flow hedges based on the nature of our business activities under the prior go-to-market strategy. As a result, all gains or losses associated with recording those commodity derivative contracts at fair value were recorded as a component of accumulated other comprehensive income (loss) (AOCI). We reclassify amounts from AOCI to cost of goods sold when we sell the underlying products to which those hedges relate. For the three months ended March 31, 2020, we reclassified an immaterial amount from AOCI to cost of goods sold, and there were no such reclassifications in the same period in 2021.

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related primarily to payments to Cellectis. Our principal foreign currency exposure is to the euro. We do not hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. We diversify this risk by allocating our investments to a diverse portfolio of short-dated, high investment-grade securities we classify as short-term investments that are recorded at fair value in our consolidated financial statements. We ensure the credit risk in this portfolio is in accordance with our internal policies and if necessary, make changes to investments to ensure credit risk is minimized. We have not experienced any counterparty credit losses.

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred nominal management fee expenses for the three months ended March 31, 2021 and March 31, 2020.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million.

TALEN® is our primary gene editing technology, and it is the foundation of our technology platform. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, as well as a percentage of any sublicense revenues. We have incurred nominal license and royalty fees for the three months ended March 31, 2021 and March 31, 2020.

We have entered into various agreements with the University of Minnesota, pursuant to which we have been granted both exclusive and non-exclusive license agreements that carry annual license fees, milestone payments, royalties, and associated legal fees. These agreements primarily relate to gene-editing tools, enabling technologies and germplasm. We incurred nominal expenses pursuant to these agreements for the three months ended March 31, 2021 and March 31, 2020.

4. STOCK-BASED COMPENSATION

We use broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of our shareholders. We have also granted equity-based awards to directors, nonemployees, and certain employees of Cellectis.

In December 2014, we adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, we adopted the 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, restricted stock units, performance stock units and other types of equity awards.

On February 19, 2021, James Blome ceased serving as our Chief Executive Officer. We recorded a benefit to earnings from a $2.5 million recapture of non-cash stock compensation expense from the forfeiture of certain of Mr. Blome’s unvested stock options, restricted stock units, and performance stock units.

As of March 31, 2021, 1,902,128 shares were registered and available for grant under effective registration statements, while 6,202,032 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards will be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2021	2020
Estimated fair values of stock options granted	$5.85	$5.19
Assumptions:
Risk-free interest rate	0.6%	1.7%
Expected volatility	85.0%	77.4%
Expected term (in years)	5.7 - 6.2	6.9

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

Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2020	2,347,663	$10.15	4,621,173	$10.30
Granted			270,800	8.07
Exercised			(56,372)	3.71
Forfeited or expired			(456,450)	10.03
Balance as of March 31, 2021	2,369,997	$10.38	4,379,151	$10.27

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Stock-based compensation expense	$(396)	$1,006

As of March 31, 2021, options outstanding and exercisable had an aggregate intrinsic value of $2.2 million and the weighted average remaining contractual term was 6.0 years.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Net cash proceeds	$208	$—
Intrinsic value of options exercised	$331	$—

As of March 31, 2021, unrecognized compensation expense related to non-vested stock options was $6.9 million. This expense will be recognized over 30 months on average.

Restricted Stock Units

Units settled in stock subject to a restricted period may be granted under the 2017 Plan. Restricted stock units generally vest and become unrestricted over three to five years after the date of grant.

Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	547,807	$9.49
Granted	68,000	8.05
Vested	(27,386)	9.18
Forfeited	(126,178)	12.89
Unvested balance at March 31, 2021	462,243	$8.37

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Grant-date fair value	$251	$510

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Stock-based compensation expense	$(749)	$155

As of March 31, 2021, unrecognized compensation expense related to restricted stock units was $1.7 million. This expense will be recognized over 27 months on average.

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Deemed dividends from grants to Cellectis employees	$79	$224

Performance Stock Units

In June 2019, we granted 311,667 performance stock units under the 2017 Plan to three executive officers. The performance stock units will vest at 50%, 100% or 120% of the shares under the award at the end of a three-year performance period based upon increases in the value of our common stock from the grant price of $12.48. The performance stock units will be settled in restricted stock upon vesting, with restrictions on transfer lapsing on the second anniversary of the restricted stock issuance date. During the three months ended March 31, 2021, we recognized a benefit from the forfeiture of 166,667 performance stock units held by Mr. Blome, our former chief executive officer.

Stock-based compensation expense related to performance stock units is as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Stock-based compensation expense	$(305)	$110

As of March 31, 2021, unrecognized compensation expense related to performance stock units was $0.7 million. This expense will be recognized over 39 months on average.

5. INCOME TAXES

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

As of March 31, 2021, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2020.

6. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of March 31, 2021, restricted cash totaled $1.0 million. We have the option to request the return of excess collateral annually in December, and the amount we expect to receive is reflected as a current asset.

Rent expense from operating leases was as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Rent expense from operating leases	$13	$24

Other Commitments

As of March 31, 2021, we have noncancelable commitments to purchase grain and seed from growers at dates throughout 2021 aggregating $11.7 million based on current commodity futures market prices, other payments to growers, and estimated yields per acre. This commitment is not recorded in the consolidated financial statements because we have not taken delivery of the seed or grain as of March 31, 2021.

7. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of March 31,	As of December 31,
In Thousands	2021	2020
Accounts Receivable:
Accounts receivable	$1,107	$4,317
Receivables from growers	247	570
Allowance for doubtful accounts	—	—
Total	$1,354	$4,887

We carry receivables related to amounts we are owed by growers from their purchases of seed. These amounts reduce the cost of the grain we ultimately purchase from the grower and are repaid either on current terms or on an extended payment basis. If a grower has elected extended payment terms, they will pay a higher price per unit and grant us the right to deduct the amount we are owed from the payment we make upon the purchase of their grain. As of March 31, 2021 and December 31, 2020 all of the receivables from growers were on extended payment terms.

Certain statements of operations amounts are as follows:

	Three Months Ended March 31,
In Thousands	2021	2020
Stock compensation expense:
Research and development	$392	$319
Selling, general, and administrative	(1,842)	952
Total	$(1,450)	$1,271

	Three Months Ended March 31,
In Thousands	2021	2020
Interest, net:
Interest expense	$(360)	$(372)
Interest income	14	(26)
Total	$(346)	$(398)

Certain statements of cash flows amounts are as follows:

	As of March 31,
In Thousands	2021	2020
Cash, cash equivalents, restricted cash, and short-term investments:
Cash and cash equivalents	$16,386	$7,385
Restricted cash	393	388
Non-current restricted cash	597	1,045
Total cash, cash equivalents, and restricted cash	17,376	8,818
Short-term investments	3,045	38,620
Total	$20,421	$47,438

8. SEGMENT INFORMATION

We operate in a single reportable segment, agricultural products. Our current commercial focus is North America. Our major product categories are high oleic soybean seed, grain, oil, and meal. In the three months ended March 31, 2021 we only sold grain. In the three months ended March 31, 2020, we only sold oil and meal.

9. LONG-TERM DEBT

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

We have applied the proceeds from the Paycheck Protection Program loan toward qualifying expenses. On October 21, 2020, as modified December 29, 2020, we applied for forgiveness of the full principal amount and all accrued interest, and on April 8, 2021, we were notified by the SBA that the full amount of our Paycheck Protection Program loan had been forgiven. We expect to record income in the second quarter of 2021 for the full amount of the loan and the associated accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with our 2020 Form 10-K, including the Consolidated Financial Statements and Notes incorporated therein.

EXECUTIVE OVERVIEW

We are a technology company focused on delivering plant-based innovations and solutions with substantial disruption potential across multiple industries. We are a leader in gene editing with exclusive access to proprietary TALEN® technology for use in plants, which we used to successfully commercialize the first gene edited food product in the United States. We have a robust development pipeline that spans multiple crops and that is focused on several important trends, including functional nutrition, regenerative agriculture, sustainability, plant-based protein, animal nutrition, and industrial uses.

Our capital-efficient business model comprises three differentiated go-to-market strategies, as follows:

•

Trait Development and Licensing Arrangements: Through development and licensing agreements with downstream partners with respect to traits we develop in exchange for negotiated upfront, milestone, or annual payments and potential royalties upon the licensees’ commercial sale of products.

•	Seed Sale Arrangements: Through agreements for traited seed we have produced.

•

Technology Licensing Arrangements: Through technology licensing agreements with third parties in exchange for negotiated upfront and annual payments, and potential royalties upon the licensees’ commercial sale of products.

While we will opportunistically engage in arrangements under each of these strategies, we have determined to pursue trait development and licensing arrangements with respect to all of the products currently under development.

For technology and trait licensing arrangements, we expect that our customers will primarily be seed companies, biotechnology companies, germplasm providers, large agricultural processors, others in the relevant crop’s supply chain, and growers, who would, in each case, utilize our technology for their own trait development in specified crops. We will seek to develop relationships with strategic customers where our product candidates are most likely to benefit from the counterparty’s deep agronomy, product management, and commercialization expertise. Placing our products and traits with such strategic customers will reduce our expenses and downstream risk exposure, while allowing us to pursue diversified growth across multiple revenue streams.

We believe that our primary focus on trait development and licensing provides a capital-efficient, lower-cost, and highly scalable approach. Our strategy is based on focusing on our core strengths in research and development, including gene editing, plant breeding, and trait development. We will continue to focus on advancing our technologies toward developing high value innovations and plant-based solutions with substantial disruption potential, while leveraging our partners and licensees to manage commercialization and the associated costs and risks. We believe that focusing our efforts on our technology and trait development expertise, while contracting with commercialization partners or licensees for downstream execution strikes a balance where we are best positioned for cost-efficient paths to market.

We are currently exploring product and partnership opportunities in various crops for potential applications across a variety of industries, including food, nutraceuticals, energy, and agriculture. Focusing primarily on our trait development and licensing go-to-market strategies, we are well positioned to nimbly develop plant-based input solutions for specific downstream issues, including consumer preferences, sustainability, cost, quality, and regulatory compliance. As of the date of this report, we have eight projects in later stage development, including two in Phase 3.

A summary of our product development as of March 31, 2021 is as follows:

PRODUCT[1]	DEVELOPMENT PHASE	CROP	TARGET COMMERCIAL PLANTING YEAR
Improved Digestibility	Phase 3	Alfalfa	2021
High Fiber	Phase 3	Wheat	2023
High Oleic, Low Linolenic (HOLL)	Phase 2	Soybean	2023
Marketable Yield	Phase 1	Hemp	2023
Low THC for Food, Fiber, & Nutraceutical	Phase 1	Hemp	2024
Winter (Cold Tolerant)	Phase 1	Oat	2026
High Saturated Fat	Phase 1	Soybean	2026
Enhanced Protein Flavor	Phase 1	Soybean	2027

1 The agronomic and functional quality of our product candidates and the timing of development are subject to a variety of factors and risks, which are described in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

During the quarter we stopped development of our improved oil HOLL product, which was being developed with a target of higher HOLL oil content that was intended to reduce costs per pound of oil under our prior go-to-market strategy. During the quarter, we also determined to pursue trait development and licensing arrangements as our baseline go-to-market strategy. While we will opportunistically engage in seed sale arrangements, our intention is to license all products under development as traits. We intend to move our current high oleic soybean product to this go-to-market strategy in 2022 and we are currently in discussions with potential licensors. This transition further reduces our capital requirements for these products and is expected to deliver high margin royalty revenue streams when those traits are commercialized by the licensors in future years.

Select Recent Achievements and Developments:

•

Completed preliminary composition analysis of our next generation soybean product’s fatty acid profile. We intend to partner with third parties to bring this product to market as an alternative to other premium oilseeds.

•

Achieved the successful completion of transformation of the hemp genome. The ability to transform hemp will enable further advancements, including trait delivery, gene editing, and advanced plant breeding, and is expected to accelerate hemp variety development.

•	Executed new seed sale agreement with an affiliate of a current grain customer, a continuation of the relationship established through their purchases of grain.
•	Sold more than 50 percent of the 2020 grain crop to Archers Daniels Midland (ADM), with the remaining grain projected to be sold throughout 2021 under existing contracts.
•

Promoted Sarah Reiter to Chief Business Officer, effective May 1, 2021. In this role Ms. Reiter will be responsible for all our commercial activities including finding partners for the development and commercialization of our traits and products, and she will also be responsible for communications activities, including corporate communications, public relations, and product marketing.

•

Appointed world-renowned plant-biochemistry experts to new Scientific Advisory Board chaired by our Co-Founder Dan Voytas, Ph.D. Appointees include including Anne Osbourn, Ph.D., Group Leader at the John Innes Center; Elizabeth Sattely, Ph.D., HHMI Investigator and Associate Professor of Chemical Engineering at Stanford University; and Paul Bernasconi, Ph.D., Former Global Function Head for Molecular Biology at BASF Biosciences. The Calyxt Scientific Advisory Board will focus on the identification of high value targets for development and commercialization.

•

On February 19, 2021, James Blome ceased serving as our Chief Executive Officer. Mr. Blome was entitled to compensation and benefits as part of this termination without cause, and in the first quarter of 2021 we recorded $2.3 million of cash expense for separation-related payments as well as an additional non-cash charge of $0.1 million from the acceleration of expense recognition of sign-on bonus paid to Mr. Blome in a prior period. The cash payments to Mr. Blome will be made over a period of 24 months, which began in March 2021. We recorded a benefit to earnings from a $2.5 million recapture of non-cash stock compensation expense from the forfeiture of certain of Mr. Blome’s unvested stock options, restricted stock units, and performance stock units.

We are an early-stage company and have incurred net losses since our inception. As of March 31, 2021, we had an accumulated deficit of $176.9 million. Our net losses were $10.0 million for the three months ended March 31, 2021. We expect to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will be driven by:

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

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of March 31, 2021, Cellectis owned 64.5% of our issued and outstanding common stock. Cellectis has certain contractual rights as well as rights pursuant to our certificate of incorporation and bylaws, in each case, as long as it maintains threshold beneficial ownership levels in our shares.

We hold an exclusive license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. This intellectual property covers methods to edit plant genes using “chimeric restriction endonucleases,” which include TALEN®, CRISPR/Cas9, zinc finger nucleases, and some types of meganucleases.

Cellectis has also guaranteed the lease of our headquarters facility.

FINANCIAL OPERATIONS OVERVIEW

Revenue

For the three months ended March 31, 2021, we recognized revenue from the sales of high oleic soybean seed grain.

Cost of Goods Sold and Inventory

Certain grain costs, net of the benefit from our seed activity, are capitalized to inventory. Additional costs or benefits are recognized as incurred. Any valuation adjustments to inventory are recognized as incurred. Until the fourth quarter of 2020, cost of goods sold included crush and refining losses that are expensed as incurred since they do not add to the value of the finished products. Gains and losses resulting from commodity derivative contracts sold to convert our fixed price grain inventories and fixed price Forward Purchase Contracts to floating prices are recorded in current period cost of goods sold. Because we expect to sell grain at market prices, the economic effects of the hedges being recognized currently are expected to be fully offset when we sell the grain in a future period.

Research and Development Expense

Research and development (R&D) expenses consist of the costs of performing activities to discover and develop products and advance our intellectual property. We recognize R&D expenses as they are incurred.

Our R&D expenses consist primarily of employee-related costs for personnel who research and develop our product candidates, fees for contractors who support product development and breeding activities, expenses for trait validation, purchasing material and supplies for our laboratories, licensing, an allocation of facility and information technology expenses, and other costs associated with owning and operating our own laboratories. R&D expenses also include costs to write and support the research for filing patents.

Selling, General, and Administrative Expense

Selling, general, and administrative (SG&A) expenses consist primarily of employee-related expenses for selling and licensing our products and employee-related expenses for our executive, legal, intellectual property, information technology, finance, and human resources functions. In periods prior to 2021, these expenses also included employee-related and other expenses for selling soybean oil and meal, soybean acreage acquisition, and managing the soybean product supply chain. Other SG&A expenses include facility and information technology expenses not otherwise allocated to R&D expenses, professional fees for auditing, tax and legal services, expenses associated with maintaining patents, consulting costs and other costs of our information systems, and costs to market our products.

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

Anticipated Changes Between Revenues and Costs

As we execute upon our streamlined business model, we expect the composition of our revenues and costs to evolve. Future cash and revenue-generating opportunities are expected to primarily arise from seed sales, trait development and licensing activities, and licensing arrangements. Under trait development and licensing activities, revenues are expected to arise from up-front, annual or milestone, and royalty payments upon the licensees’ commercial sale of products. Under licensing arrangements, revenues are expected to arise from up-front, annual, and royalty payments upon the licensees’ commercial sale of products.

Because our strategy is based on focusing on our core strengths in research and development, gene editing, and trait development, we expect R&D expenses to be the primary area of increase in our expenses. At the same time, because our streamlined business model relies on third parties assuming responsibility for agronomy infrastructure, product management, and commercialization, we expect that SG&A expense will decline as the new models are fully implemented.

Recent Developments – COVID-19 Update

As previously reported, our operations in Minnesota are classified as critical sector work under the State of Minnesota’s COVID-19 executive orders. Accordingly, most of our laboratory workers have continued to work onsite at our headquarters throughout the pandemic, and our R&D programs and seed distribution activities have not experienced material delays. In accordance with our COVID-19 Preparedness Plan, Minnesota executive order requirements, and guidelines promoted by the Centers for Disease Control and Prevention, we have implemented health and safety measures for the protection of our onsite workers, have maintained remote work arrangements for our non-laboratory personnel, and have implemented, as necessary, appropriate self-quarantine precautions for potentially affected laboratory personnel.

During the quarter ended March 31, 2021, the COVID-19 pandemic did not have a material impact on our operations. However, a resurgence or prolonging of the COVID-19 pandemic, governmental response measures, and resulting disruptions could rapidly offset such improvements. Moreover, the effects of the COVID-19 pandemic on the financial markets remain substantial and broader economic uncertainties persist, which may make obtaining capital challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us. There continues to be significant uncertainty relating to the COVID-19 pandemic and its impact, and many factors could affect our results and operations, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

A summary of our results of operations for the three months ended March 31, 2021 and 2020 follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$4,402	$2,377	$2,025	85%
Cost of goods sold	6,745	3,884	2,861	74%
Gross margin	(2,343)	(1,507)	(836)	(55)%
Research and development expense	3,050	2,787	263	9%
Selling, general, and administrative expense	4,258	6,298	(2,040)	(32)%
Management fees and royalties	30	62	(32)	(52)%
Interest, net	(346)	(398)	52	13%
Non-operating expenses	(1)	(11)	10	91%
Net loss	$(10,028)	$(11,063)	$1,035	9%
Basic and diluted net loss per share	$(0.27)	$(0.34)	$0.07	21%
Adjusted EBITDA [1]	$(6,827)	$(8,237)	$1,410	17%

1 See “Use of Non-GAAP Financial Information” elsewhere in this report for a discussion of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.

Revenue

Revenue was $4.4 million in the first quarter of 2021, an increase of $2.0 million, or 85 percent, from the first quarter of 2020. The increase was driven by sales of a portion of the 2020 grain crop as compared to the first quarter of 2020, when we were selling soybean oil and meal. As of March 31, 2021, we had sold over 50 percent of the 2020 grain crop.

Cost of Goods Sold

Cost of goods sold were $6.7 million in the first quarter of 2021, an increase of $2.9 million, or 74 percent, from the first quarter of 2020. The increase was driven by higher volumes of product sold, higher average prices paid for grain as a result of increases in commodity market prices for soybeans, and $0.2 million of unrealized commodity derivative losses from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts to floating prices to link them to market, consistent with how we expect to sell the grain. These increases were partially offset by the benefits resulting from the advancement of our soybean product line go-to-market strategy.

Gross Margin and Adjusted Gross Margin

Gross margin was a negative $2.3 million, or negative 53 percent, in the first quarter of 2021, a decrease of $0.8 million or 55 percent from the first quarter of 2020, driven by higher volumes of product sold, higher cost of product sold as a result of increases in commodity prices for soybeans, and $0.2 million of unrealized commodity derivative losses from futures contracts sold to hedge our fixed price grain inventory and fixed price Forward Purchase Contracts. These increases were partially offset by higher selling prices and benefits from the advancement of our soybean product line go-to-market strategy.

Adjusted gross margin, a non-GAAP measure, was negative $1.3 million, or negative 31 percent, in the first quarter of 2021, compared to negative $1.2 million, or negative 49 percent, in the first quarter of 2020. The improvement on a percentage basis was driven by benefits resulting from the advancement of our soybean product line go-to-market strategy.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted gross margin and a reconciliation of gross margin, the most comparable GAAP measure, to adjusted gross margin.

Research and Development Expense

R&D expenses were $3.1 million in the first quarter of 2021, an increase of $0.3 million, or nine percent, from the first quarter of 2020. The increase was driven by an increase in non-cash stock compensation and third-party R&D expenses.

Selling, General, and Administrative Expense

SG&A expenses were $4.3 million in the first quarter of 2021, a decrease of $2.0 million, or 32 percent, from the first quarter of 2020.

The decrease was driven by lower non-cash stock compensation expense of $2.8 million from the recapture of non-cash stock compensation from forfeitures of unvested stock awards, lower personnel costs as a result of the reduction in cost following the advancement of the go-to-market strategy for our soybean product line, and other cash expenses also decreased from the first quarter of 2020. These decreases were partially offset by an increase of $2.4 million in Section 16 officer transition expenses and increase in certain insurance costs.

Management Fees and Royalties

Management fees and royalties were $30,000 in the first quarter of 2021, a decrease of $32,000, or 52 percent.

Interest, net

Interest, net for the first quarter of 2021 was essentially flat compared to the first quarter of 2020.

Net Loss and Adjusted Net Loss

Net loss was $10.0 million in first quarter of 2021, an improvement of $1.0 million, or nine percent, from the first quarter of 2020. The improvement in net loss was driven by $2.7 million of lower non-cash stock compensation expenses as a result of a recapture of non-cash stock compensation expense from the forfeiture of unvested stock awards, fewer stock awards granted, and lower stock award values, partially offset by a $2.4 million increase in Section 16 officer transition expenses and a $0.8 million decrease in gross margin.

Adjusted net loss was $8.8 million in the first quarter of 2021, an improvement of $2.0 million, or 18 percent, from the first quarter of 2020. The improvement in adjusted net loss was driven by the benefits resulting from the advancement of our soybean product line go-to-market strategy and other reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share and Adjusted Net Loss Per Share

Net loss per share was $0.27 in the first quarter of 2021, an improvement of $0.07 per share, or 21 percent, from the first quarter of 2020.The improvement in net loss per share was driven by the change in net loss.

Adjusted net loss per share was $0.24 in the first quarter of 2021, an improvement of $0.09 per share, or 27 percent, from the first quarter of 2020. The improvement in adjusted net loss per share was driven by the change in adjusted net loss.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted EBITDA

Adjusted EBITDA loss was $6.8 million in the first quarter of 2021, an improvement of $1.4 million, or 17 percent, from the first quarter of 2020. The improvement was driven by the benefits resulting from the advancement of our soybean product line go-to-market strategy and other reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is our cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, from the capital markets. As of March 31, 2021, we had a total of $20.4 million of cash, cash equivalents, short-term investments, and restricted cash. Short-term investments consist of corporate debt securities and commercial paper with more than 90 days to maturity at issuance. All of these amounts are convertible to cash within 90 days except for $1.0 million of restricted cash associated with our financing leases. Current liabilities were $6.3 million as of March 31, 2021. Accordingly, we have cash, cash equivalents, and short-term investments sufficient to fund all short-term obligations as of that date.

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

We incurred losses from operations of $9.7 million for the three months ended March 31, 2021, and $10.7 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $176.9 million and expect to continue to incur losses in the future.

We have $1.5 million outstanding under our Paycheck Protection Program loan as of March 31, 2021. We have applied the proceeds from the Paycheck Protection Program loan toward qualifying expenses and on October 21, 2020, as modified December 29, 2020, applied for forgiveness of the full principal amount and all accrued interest. On April 8, 2021, we were notified by the SBA that the full amount of our Paycheck Protection Program loan had been forgiven. We expect to record income in the second quarter of 2021 for the full amount of the loan and the associated accrued interest.

Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands	2021	2020	$ Change	% Change
Net loss	$(10,028)	$(11,063)	$1,035	9%
Depreciation and amortization expense	585	452	133	29%
Stock-based compensation	(1,450)	1,271	(2,721)	(214)%
Changes in operating assets and liabilities	1,476	(2,898)	4,374	151%
Net cash used by operating activities	$(9,417)	$(12,238)	$2,821	23%

Net cash used by operating activities decreased by $2.8 million, primarily driven by a $4.4 million improvement in cash used by operating assets and liabilities primarily due to the severance recorded following the departure of Mr. Blome and $1.0 million decrease in net loss. These were partially offset by a $2.7 million change in the impact from non-cash stock compensation expense, primarily the result of the forfeiture of unvested stock awards.

We expect net cash used by operating activities over the remainder of 2021 to be lower than 2020 as a result of expense reductions following the advancement of the business model for our soybean product line.

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands	2021	2020	$ Change	% Change
Sales and (purchases) of short-term investments, net	$8,653	$(38,620)	$47,273	122%
Purchases of land, buildings, and equipment	(269)	(317)	48	15%
Net cash provided by (used by) investing activities	$8,384	$(38,937)	47,321	122%

Net cash provided by investing activities increased by $47.3 million. This was driven by changes in purchases and sales of short-term investments. In the first quarter of 2020, we invested cash and cash equivalents in short-term investments to diversify counterparty credit risk.

We expect net cash used for purchases of land, buildings, and equipment in the remainder of 2021 to be comparable to 2020, and proceeds from short-term investments to continue during 2021 as we continue to use those investments to fund operations.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands	2021	2020	$ Change	% Change
Repayments of financing lease obligations	$(88)	$(45)	$(43)	(96)%
Proceeds from the exercise of stock options	208	—	208	NM
Net cash provided by (used by) financing activities	$120	$(45)	$165	367%

NM – not meaningful

Net cash provided by financing activities increased by $0.2 million, primarily driven by proceeds from stock option exercises.

We expect net cash from financing activities in 2021 to be less than 2020 due to the cash inflows from the $1.5 million Paycheck Protection Program loan received in 2020. On April 8, 2021, we were notified by the SBA that the full amount of our Paycheck Protection Program loan had been forgiven.

CAPITAL RESOURCES

Operating Capital Requirements

Considering factors such as cash raised in October 2020, our anticipated cash burn rate, our anticipated expense reduction efforts, our expectations regarding an effective advancement of our go-to-market soybean strategy, and anticipated cash receipts from our product development and technology licensing efforts with partners, we believe our cash, cash equivalents, short-term investments, and restricted cash as of March 31, 2021, will be enough to fund our operations for at least the next twelve months and into the second half of 2022.

We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements. Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand, public or private equity or debt financings, government or other third-party funding, and commercialization activities, which may result in various types of revenue streams from seed sales and future development agreements, trait licenses, and technology licenses, including upfront and milestone payments, annual license fees, and royalties. However, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in enough amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our activities. Failure to receive additional funding could cause us to cease operations, in part or in full. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our shares of common stock. Any of these events could significantly harm our business, financial condition, and prospects.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report, except that our Forward Purchase Contracts, which consist of commitments to purchase grain and seed, have decreased to $11.7 million from $21.2 million. During the quarter, we recorded $2.3 million of cash expense for separation-related payments to Mr. Blome, our former chief executive officer. The cash payments to Mr. Blome will be made over a period of 24 months, which began in March 2021.

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

As of March 31, 2021, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. Because we are an emerging growth company, the requirements of the new standard are effective for annual reporting periods beginning after December 15, 2021, and interim periods within those annual periods. We are in the process of analyzing the impact of this standard on our results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (ASU 2016-13). ASU 2016-13 creates accounting requirements on how to account for credit losses on most financial assets and certain other instruments. This will require the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2023. We are in the process of analyzing the impact of this standard on our results of operations.

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

We present adjusted gross margin, a non-GAAP measure that excludes the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold and excludes the impact of any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold.

We provide in the table below a reconciliation of gross margin, which is the most directly comparable GAAP financial measure, to adjusted gross margin. We provide adjusted gross margin because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period-to-period comparability of our gross margins and financial performance.

The table below presents a reconciliation of gross margin to adjusted gross margin:

	Three Months Ended March 31,
In Thousands	2021	2020
Gross margin (GAAP measure)	$(2,343)	$(1,507)
Gross margin percentage	(53)%	(63)%
Non-GAAP adjustments:
Unrealized mark-to-market loss	211	—
Net realizable value adjustment to inventories	787	334
Adjusted gross margin	$(1,345)	$(1,173)
Adjusted gross margin percentage	(31)%	(49)%

We present adjusted net loss, a non-GAAP measure, and define it as net loss excluding the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, the recapture of non-cash stock compensation expense primarily associated with Section 16 officers, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment.

We provide in the table below a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to adjusted net loss. We provide adjusted net loss because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period-to-period comparability of our net losses and financial performance.

The table below presents a reconciliation of net loss to adjusted net loss:

	Three Months Ended March 31,
In Thousands	2021	2020
Net loss (GAAP measure)	$(10,028)	$(11,063)
Non-GAAP adjustments:
Unrealized mark-to-market loss	211	—
Net realizable value adjustment to inventories	787	334
Section 16 officer transition expenses	2,721	360
Recapture of non-cash stock compensation	(2,540)	(471)
Non-operating expenses	1	11
Adjusted net loss	$(8,848)	$(10,829)

We present adjusted net loss per share, a non-GAAP measure, and define it as net loss per share excluding the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, the recapture of non-cash stock compensation expense primarily associated with Section 16 officers, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment.

We provide in the table below a reconciliation of net loss per share, which is the most directly comparable GAAP financial measure, to adjusted net loss per share. We provide adjusted net loss per share because we believe that this non-GAAP financial metric provides investors with useful supplemental information at this stage of commercialization as the amounts being adjusted affect the period-to-period comparability of our net losses per share and financial performance.

The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended March 31,
	2021	2020
Net loss per share (GAAP measure)	$(0.27)	$(0.34)
Non-GAAP adjustments:
Unrealized mark-to-market loss	0.01	—
Net realizable value adjustment to inventories	0.02	0.01
Section 16 officer transition expenses	0.07	0.01
Recapture of non-cash stock compensation	(0.07)	(0.01)
Non-operating expenses	—	—
Adjusted net loss per share	$(0.24)	$(0.33)

We present adjusted EBITDA, a non-GAAP measure, and define it as net loss excluding interest, net, depreciation and amortization expenses, stock-based compensation expenses including the recapture of non-cash stock compensation expense primarily associated with Section 16 officers, the effects of commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts as the expected impact from these contracts will be fully offset when the underlying grain is sold, any net realizable value adjustments to inventories occurring in the period, which would otherwise have been recorded as an adjustment to value in a prior period or would have been recorded in a future period as the underlying products are sold, Section 16 officer transition expenses, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment.

We provide in the table below a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to adjusted EBITDA. Because adjusted EBITDA excludes non-cash items and discrete or infrequently occurring items, we believe that adjusted

EBITDA provides investors with useful supplemental information about the operational performance of our business and facilitates the period-to-period comparability of our financial results where certain items may vary significantly independent of our business performance.

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
In Thousands	2021	2020
Net loss (GAAP measure)	$(10,028)	$(11,063)
Non-GAAP adjustments:
Interest, net	346	398
Depreciation and amortization expenses	585	452
Stock-based compensation expenses	(1,450)	1,271
Unrealized mark-to-market loss	211	—
Net realizable value adjustment to inventories	787	334
Section 16 officer transition expenses	2,721	360
Non-operating expenses	1	11
Adjusted EBITDA	$(6,827)	$(8,237)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2021. However, we do provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 2. Financial Instruments, Fair Value, Hedging Activities, and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings as of March 31, 2021. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2021, the Company did not repurchase any shares of stock or have any unregistered sales of equity securities.

Item 6. Exhibits

(a)	Index of Exhibits
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
10.1†	Calyxt, Inc. 2021 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021)
10.2†	Calyxt, Inc. 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2021)
10.3*†	Notice of Compensation to Executive Chair of the Board, dated March 18, 2021
10.4*†	Separation Agreement between Calyxt, Inc. and James Blome, dated March 18, 2021
10.5*†	Employment Agreement between Calyxt, Inc. and Ms. Sarah Reiter, dated October 13, 2020
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline IXBRL

*Filed herewith

† Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

CALYXT, INC.

By:	/s/ Yves J. Ribeill, Ph.D.
Name:	Yves J. Ribeill, Ph.D.
Title:	Executive Chair of the Board of Directors (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)