Form 10-Q
period 2021-06-30
Calyxt, Inc.
filed 2021-08-05
CIK 1705843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021;

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

As of August 5, 2021, there were 37,270,998 shares of common stock, $0.0001 par value per share, outstanding.

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

We have made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “targets,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the potential impact of the COVID-19 pandemic on our business and operating results; our future financial performance; product pipeline and development; our business model and principal strategy for commercialization and sales of commercial products; regulatory progression; potential collaborations, partnerships and licensing arrangements and their contribution to our financial results, cash usage, and growth strategies; and anticipated trends in our business. These and other forward-looking statements are predictions and projections about future events and trends based on our current expectations, objectives, and intentions and premised on current assumptions. Our actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; the impact of increased competition; disruptions at our key facilities; changes in customer preferences and market acceptance of our products; competition for collaboration partners and licensees and the successful execution of collaborations and licensing agreements; the impact of adverse events during development, including unsuccessful field trials or developments trials or disruptions in seed production; the impact of improper handling of our product candidates by unaffiliated third parties during development, such as the improper aerial spraying of our high fiber wheat product candidate; failures by third-party contractors; inaccurate demand forecasting or milestone and royalty payment projections; the effectiveness of commercialization efforts by commercial partners or licensees; our ability to make grain sales on terms acceptable to us; the timing of our grain sales; our ability to collect accounts receivable; disruptions to supply chains, including transportation and storage functions; commodity price conditions; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; and other important factors discussed under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 4, 2021 (our Annual Report) and our subsequent reports on Forms 10-Q and 8-K filed with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALYXT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,489	$17,299
Short-term investments	—	11,698
Restricted cash	393	393
Accounts receivable	3,994	4,887
Inventory	2,468	1,383
Prepaid expenses and other current assets	629	3,930
Total current assets	24,973	39,590
Non-current restricted cash	598	597
Land, buildings, and equipment	21,998	22,860
Other non-current assets	207	280
Total assets	$47,776	$63,327
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,183	$929
Accrued expenses	2,326	2,891
Accrued compensation	2,093	1,950
Due to related parties	128	766
Current portion of financing lease obligations	380	364
Other current liabilities	46	45
Total current liabilities	7,156	6,945
Financing lease obligations	17,682	17,876
Long-term debt	—	1,518
Other non-current liabilities	1,042	113
Total liabilities	25,880	26,452
Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 37,305,625 shares issued and 37,205,473 shares outstanding as of June 30, 2021, and 37,165,196 shares issued and 37,065,044 shares outstanding as of December 31, 2020	4	4
Additional paid-in capital	204,663	204,807
Common stock in treasury, at cost; 100,152 shares as of June 30, 2021, and December 31, 2020	(1,043)	(1,043)
Accumulated deficit	(181,728)	(166,893)
Total stockholders’ equity	21,896	36,875
Total liabilities and stockholders’ equity	$47,776	$63,327

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$11,880	$2,307	$16,282	$4,684
Cost of goods sold	11,527	5,321	18,272	9,205
Gross margin	353	(3,014)	(1,990)	(4,521)
Operating expenses:
Research and development	2,844	2,825	5,894	5,612
Selling, general, and administrative	3,478	5,167	7,736	11,465
Management fees	15	42	45	104
Total operating expenses	6,337	8,034	13,675	17,181
Loss from operations	(5,984)	(11,048)	(15,665)	(21,702)
Gain upon extinguishment of Payroll Protection Program loan	1,528	—	1,528	—
Interest, net	(357)	154	(703)	(244)
Non-operating expenses	6	(8)	5	(19)
Loss before income taxes	(4,807)	(10,902)	(14,835)	(21,965)
Income taxes	—	—	—	—
Net loss	$(4,807)	$(10,902)	$(14,835)	$(21,965)
Basic and diluted net loss per share	$(0.13)	$(0.33)	$(0.40)	$(0.67)
Weighted average shares outstanding - basic and diluted	37,199,349	33,039,338	37,168,018	33,013,739
Anti-dilutive stock options, restricted stock units, and performance stock units	5,223,327	5,140,153	5,223,327	5,140,153

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in Thousands Except Shares Outstanding)

Three months ended June 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2021	37,163,187	$4	$203,565	$(1,043)	$(176,921)	$—	$25,605
Net loss	—	—	—	—	(4,807)	—	(4,807)
Stock-based compensation	—	—	1,079	—	—	—	1,079
Issuance of common stock	42,286	—	19	—	—	—	19
Balance at June 30, 2021	37,205,473	$4	$204,663	$(1,043)	$(181,728)	$—	$21,896

Three months ended June 30, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2020	32,990,647	$3	$186,859	$(1,043)	$(133,120)	$(163)	$52,536
Net loss	—	—	—	—	(10,902)	—	(10,902)
Stock-based compensation	—	—	1,797	—	—	—	1,797
Issuance of common stock	49,873	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	122	122
Balance at June 30, 2020	33,040,520	$3	$188,656	$(1,043)	$(144,022)	$(41)	$43,553

Six months ended June 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2020	37,065,044	$4	$204,807	$(1,043)	$(166,893)	$—	$36,875
Net loss	—	—	—	—	(14,835)	—	(14,835)
Stock-based compensation	—	—	(371)	—	—	—	(371)
Issuance of common stock	140,429	—	227	—	—	—	227
Balance at June 30, 2021	37,205,473	$4	$204,663	$(1,043)	$(181,728)	$—	$21,896

Six months ended June 30, 2020	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2019	32,951,329	$3	$185,588	$(1,043)	$(122,057)	$17	$62,508
Net loss	—	—	—	—	(21,965)	—	(21,965)
Stock-based compensation	—	—	3,068	—	—	—	3,068
Issuance of common stock	106,983	—	—	—	—	—	—
Shares withheld for net share settlement	(17,792)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Balance at June 30, 2020	33,040,520	$3	$188,656	$(1,043)	$(144,022)	$(41)	$43,553

See accompanying notes to these consolidated financial statements.

CALYXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(14,835)	$(21,965)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain upon extinguishment of Payroll Protection Program loan	(1,528)	—
Depreciation and amortization	1,180	904
Stock-based compensation	(371)	3,068
Changes in operating assets and liabilities:
Accounts receivable	893	(1,289)
Due to/from related parties	(638)	(598)
Inventory	(1,085)	(2,688)
Prepaid expenses and other current assets	3,301	(1,118)
Accounts payable	1,254	(505)
Accrued expenses	(555)	(546)
Accrued compensation	143	(888)
Other	992	(26)
Net cash used by operating activities	(11,249)	(25,651)
Investing activities
Sales and (purchases) of short-term investments, net	11,698	(29,942)
Purchases of land, buildings, and equipment	(307)	(525)
Net cash provided by (used by) investing activities	11,391	(30,467)
Financing activities
Proceeds from Payroll Protection Program loan	—	1,518
Repayments of financing lease obligations	(178)	(130)
Proceeds from the exercise of stock options	227	—
Net cash provided by financing activities	49	1,388
Net increase (decrease) in cash, cash equivalents, and restricted cash	191	(54,730)
Cash, cash equivalents, and restricted cash - beginning of period	18,289	60,038
Cash, cash equivalents, and restricted cash – end of period	$18,480	$5,308

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

Risks and Uncertainties

Considering factors such as our anticipated cash receipts from sales of grain and our product development and technology licensing efforts with partners, our anticipated cash burn rate, and our expense reduction efforts, we believe our cash, cash equivalents, and restricted cash as of June 30, 2021, will be sufficient to fund our operations for at least the next twelve months and into the second half of 2022.

We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements. Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand, commercialization activities, which may result in various types of revenue streams from seed sales and future development agreements, trait licenses, and technology licenses, including upfront and milestone payments, annual license fees, and royalties, government or other third-party funding, and public or private equity or debt financings. However, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in enough amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our activities. Failure to receive additional funding could cause us to cease operations, in part or in full. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our shares of common stock. Any of these events could significantly harm our business, financial condition, and prospects.

Net Loss Per Share

All anti-dilutive stock options, restricted stock units, and performance stock units are excluded from the calculation of net loss per share. Due to our net loss position for the three and six months ended June 30, 2021, and June 30, 2020, all of our outstanding stock options, restricted stock units, and performance stock units are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options and restricted stock units.

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

Fair Value Measurements and Financial Statement Presentation

The fair values of our financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021				June 30, 2021
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Commodity derivative contracts	$1	$—	$—	$1	$—	$—	$—	$—
Total	$1	$—	$—	$1	$—	$—	$—	$—

	December 31, 2020				December 31, 2020
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Short-term investments	$11,698	$—	$—	$11,698	$—	$—	$—	$—
Commodity derivative contracts	467	—	—	467	—	—	—	—
Total	$12,165	$—	$—	$12,165	$—	$—	$—	$—

The non-current portion of our financing lease obligations are also considered a financial instrument, which we measure at fair value for disclosure purposes. It is a Level 2 liability and had a fair value of $14.9 million as of June 30, 2021, and a fair value of $15.2 million as of December 31, 2020.

Commodity Price Risk

We enter into seed and grain production agreements with settlement values based on commodity futures market prices (Forward Purchase Contracts). These Forward Purchase Contracts allow the counterparty to fix their sales prices at various times as defined in the contract. Because we intend to take physical delivery under the Forward Purchase Contracts, we have grain inventory we will need to sell. We intend to sell these inventories at then-current market prices. As a result, when the Forward Purchase Contract counterparty fixes their grain prices, we enter hedging arrangements by selling futures contracts which converts our exposure to these fixed prices to floating prices. We expect to maintain these hedging relationships until such grain inventory is sold to help stabilize our margins. We do not account for these economic hedges as accounting hedges. We expect any gains or losses from these hedging arrangements to be offset by gains or losses on the grain inventories when such grain inventories are sold. As of June 30, 2021, we held commodity contracts with a notional amount of $8.0 million. As of June 30, 2021, those commodity contracts carried an unrealized loss of $1.0 million that had been recognized in earnings over the period from their acquisition to June 30, 2021, and that may be realized in the future depending upon the timing of the liquidation of those positions which is based on our future grain sales and changes in soybean prices.

Prior to August 1, 2020, we designated all our commodity derivative contracts as cash flow hedges based on the nature of our business activities. As a result, all gains or losses associated with recording those commodity derivative contracts at fair value were recorded as a component of accumulated other comprehensive income (loss) (AOCI). We reclassified amounts from AOCI to cost of goods sold when we sold the underlying products to which those hedges related. For the three and six months ended June 30, 2020, we reclassified an immaterial amount from AOCI to cost of goods sold, and there were no such reclassifications in the same period in 2021.

Foreign Exchange Risk

Foreign currency fluctuations affect our foreign currency cash flows related primarily to payments to Cellectis. Our principal foreign currency exposure is to the euro. We do not hedge these exposures, and we do not believe that the current level of foreign currency risk is significant to our operations.

Concentrations of Credit Risk

We invest our cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. We diversify the risk posed by exceeding deposit insurance limits by allocating from time-to-time certain investments to a diverse portfolio of short-dated, high investment-grade securities, which we classify as short-term investments that are recorded at fair value in our consolidated financial statements. We ensure the credit risk in this portfolio is in accordance with our internal policies and if necessary, make changes to investments to ensure credit risk is minimized. We have not experienced any counterparty credit losses. As of June 30, 2021, we did not hold any short-term investments.

3. RELATED-PARTY TRANSACTIONS

We have several agreements that govern our relationship with Cellectis, some of which require us to make payments to Cellectis. Pursuant to our management services agreement with Cellectis, we incurred nominal management fee expenses for the three and six months ended June 30, 2021, and 2020.

Cellectis has also guaranteed the lease agreement for our headquarters. Cellectis’ guarantee of our obligations under the lease will terminate at the end of the second consecutive calendar year in which our tangible net worth exceeds $300 million.

TALEN® is our primary gene editing technology, and it is the foundation of our technology platform. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. We obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. We also license other technology from Cellectis. We owe Cellectis royalties on any revenue we generate from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. We have incurred nominal license and royalty fees for the three and six months ended June 30, 2021, and 2020.

We have entered into various agreements with the University of Minnesota, pursuant to which we have been granted both exclusive and non-exclusive license agreements that carry annual license fees, milestone payments, royalties, and associated legal fees. These agreements primarily relate to gene-editing tools, enabling technologies and germplasm. We incurred nominal expenses pursuant to these agreements for the three and six months ended June 30, 2021, and 2020.

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

On February 19, 2021, James Blome ceased serving as our Chief Executive Officer. We recorded a benefit to earnings from a $2.5 million recapture of non-cash stock compensation expense from the forfeiture of Mr. Blome’s unvested stock options, restricted stock units, and performance stock units.

As of June 30, 2021, 1,634,125 shares were registered and available for grant under effective registration statements, while 5,950,199 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. On July 16, 2021, we filed a Registration Statement on Form S-8 with the SEC which registered an additional 4,299,904 shares of common stock that may be issued or delivered and sold pursuant to the 2017 Plan and 600,000 shares of common stock that may be issued or delivered and sold pursuant to the Calyxt, Inc. Employee Inducement Incentive Plan (the Inducement Plan). The Inducement Plan shares of common stock are issuable upon the settlement of performance stock units which were granted to Mr. Carr as a material inducement to accept employment as our President and Chief Executive Officer. Stock-based awards currently outstanding also include awards granted under the 2014 Plan, under which no further awards will be granted.

Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2021	2020
Estimated fair values of stock options granted	$4.54	$5.19
Assumptions:
Risk-free interest rate	0.6% - 1.1%	1.7%
Expected volatility	80.1% - 82.0%	77.4%
Expected term (in years)	5.5 - 6.5	6.9

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

Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2020	2,347,663	$10.15	4,621,173	$10.30
Granted			456,959	5.71
Exercised			(61,372)	3.70
Forfeited or expired			(550,110)	10.57
Balance as of June 30, 2021	2,412,501	$10.49	4,466,650	$9.89

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Stock-based compensation expense	$800	$1,246	$405	$2,252

As of June 30, 2021, options outstanding and exercisable had an aggregate intrinsic value of $0.4 million and the weighted average remaining contractual term was 5.8 years.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Net cash proceeds	$19	$—	$227	$—
Intrinsic value of options exercised	$13	$—	$344	$—

As of June 30, 2021, unrecognized compensation expense related to non-vested stock options was $6.7 million. This expense will be recognized over 28 months on average.

Restricted Stock Units

We grant restricted stock units which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2020	547,807	$9.49
Granted	234,504	5.61
Vested	(69,323)	9.25
Forfeited	(133,348)	12.49
Unvested balance at June 30, 2021	579,640	$7.26

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Grant-date fair value	$390	$660	$641	$1,170

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Stock-based compensation expense	$228	$441	$(521)	$596

As of June 30, 2021, unrecognized compensation expense related to restricted stock units was $2.1 million. This expense will be recognized over 24 months on average.

We treat stock-based compensation awards granted to employees of Cellectis as deemed dividends. We recorded deemed dividends as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Deemed dividends from grants to Cellectis employees	$107	$198	$28	$422

Performance Stock Units

In June 2019, we granted 311,667 performance stock units under the 2017 Plan to three executive officers. The performance stock units will vest at 50%, 100% or 120% of the shares under the award at the end of a three-year performance period based upon increases in the value of our common stock from the grant price of $12.48. The performance stock units will be settled in restricted stock upon vesting, with restrictions on transfer lapsing on the second anniversary of the restricted stock issuance date. During the six months ended June 30, 2021, we recognized a benefit from the forfeiture of 166,667 performance stock units held by Mr. Blome, our former chief executive officer.

Stock-based compensation expense related to performance stock units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Stock-based compensation expense	$51	$110	$(255)	$220

As of June 30, 2021, unrecognized compensation expense related to performance stock units was $0.6 million. This expense will be recognized over 36 months on average.

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

As of June 30, 2021, there were no material changes to what we disclosed regarding tax uncertainties or penalties as of December 31, 2020.

6. LEASES, OTHER COMMITMENTS, AND CONTINGENCIES

Litigation and Claims

We are not currently a party to any material pending legal proceeding.

Leases

We lease our headquarters facility, office equipment, and other items. Our headquarters lease involved the sale of land and improvements to a third-party who then constructed the facility. This lease is considered a financing lease.

We also have an equipment financing arrangement that is considered a financing lease. This arrangement has a term of four years for each draw. We were required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of June 30, 2021, restricted cash totaled $1.0 million. We have the option to request the return of excess collateral annually in December, and the amount we expect to receive is reflected as a current asset.

Rent expense from operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Rent expense from operating leases	$11	$23	$24	$47

Other Commitments

As of June 30, 2021, we have noncancelable commitments to purchase grain and seed from growers at dates throughout 2021 aggregating $6.8 million based on current commodity futures market prices, other payments to growers, and estimated yields per acre. This commitment is not recorded in the consolidated financial statements because we have not taken delivery of the seed or grain as of June 30, 2021.

7. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of June 30,	As of December 31,
In Thousands	2021	2020
Accounts Receivable:
Accounts receivable	$3,819	$4,317
Receivables from growers	175	570
Allowance for doubtful accounts	—	—
Total	$3,994	$4,887

We carry receivables related to amounts we are owed by growers from their purchases of seed. These amounts reduce the cost of the grain we ultimately purchase from the grower and are repaid either on current terms or on an extended payment basis. If a grower has elected extended payment terms, they will pay a higher price per unit and grant us the right to deduct the amount we are owed from the payment we make upon the purchase of their grain. As of June 30, 2021, and December 31, 2020 all of the receivables from growers were on extended payment terms.

Certain statements of operations amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Stock compensation expense:
Research and development	$417	$488	$809	$807
Selling, general, and administrative	662	1,309	(1,180)	2,261
Total	$1,079	$1,797	$(371)	$3,068

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Interest, net:
Interest expense	$(359)	$(371)	$(719)	$(743)
Interest income	2	525	16	499
Total	$(357)	$154	$(703)	$(244)

Certain balance sheet and statements of cash flows amounts are as follows:

	As of June 30,	As of December 31,	As of June 30,
In Thousands	2021	2020	2020
Cash, cash equivalents, restricted cash, and short-term investments:
Cash and cash equivalents	$17,489	$17,299	$3,875
Restricted cash	393	393	393
Non-current restricted cash	598	597	1,040
Total cash, cash equivalents, and restricted cash	18,480	18,289	5,308
Short-term investments	—	11,698	29,942
Total	$18,480	$29,987	$35,250

8. SEGMENT INFORMATION

We operate in a single reportable segment, the development and commercialization of products derived from plant cells. Products commercialized to date have included a soybean and its derivative products, including oil and meal. Our current commercial focus is North America.

9. LONG-TERM DEBT

Our long-term debt was comprised of a $1.5 million promissory note pursuant to the Paycheck Protection Program (the PPP loan) established by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) implemented by the U.S. Small Business Administration (SBA). We received the funds under the PPP loan on April 19, 2020. Subject to certain conditions, the PPP loan and accrued interest were eligible to be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the Paycheck Protection Program. In order to be eligible for forgiveness, the proceeds of the PPP loan were required to be applied to certain eligible expenses, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, with not more than 40 percent of the amount applied to non-payroll costs.

We applied the proceeds from the PPP loan toward qualifying expenses. On October 21, 2020, as modified December 29, 2020, we applied for forgiveness of the full principal amount and all accrued interest. On April 8, 2021, we were notified by the SBA that the full principal amount and all accrued interest of the PPP loan had been forgiven. Accordingly, we recognized a gain upon the extinguishment of the PPP loan for $1.5 million in the three months ended June 30, 2021.

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

EXECUTIVE OVERVIEW

We are a plant-based biotechnology platform company focused on delivering innovations that revolutionize how the world uses plants. We use our advanced plant-based technology platform to generate innovative, high-value, and sustainable materials and products. With our world-class and industry leading customers and partners, we became the first company to successfully commercialize a gene edited food product in the United States. We leverage a number of technologies to accomplish these objectives, including tools and capabilities we have developed internally and our exclusive rights to use the TALEN® gene-editing technology and other intellectual property that we have licensed in from the University of Minnesota, Cellectis, and others. These technologies are supported by a proprietary information technology platform and lab automation tools.

Our strategy is based on focusing on our core strengths in research and development, including gene editing, plant breeding, and trait development. We will continue to advance our technologies toward developing high value, sustainable, and plant-based innovations with substantial disruption potential.

We are experts at engineering plant metabolism. We have engineered plant metabolism into products including soybeans with improved fatty-acid profiles, an alfalfa able to be better digested by livestock to be commercialized by S&W Seed Company (Nasdaq: SANW), and wheat with a higher level of fiber content than traditionally bred varieties for which we are actively seeking partners. Among our other successes in engineering are a soybean with improved flavor to help enable wider adoption for plant-based protein applications, and controlling the production of storage sugars in potatoes to improve fry quality and reduce acrylamide.

We are also developing products which focus primarily on improving climate resilience and reducing greenhouse gas emissions during food and energy production. These product candidates include:

•
Hemp with improved characteristics for protein and oil production and for use in advanced materials. Hemp is a very high-quality protein and offers production benefits when compared to other protein or oil crops like soy, peas, or canola. Hemp can also service a wide variety of materials science needs including strengthening plastics, reducing petroleum-based content, and providing greater strength and longevity compared to other plant-based fabrics like linen or cotton. Our platform of traits and breeding advancements reduce hemp production risk, improve agronomics and yield, and drive quality protein and oil production as well as crop processing efficiency.
•
Winter Oats. Oat production depends on mild temperatures during a critical period called grain fill. Today, quality food-grade oats are only grown in northern latitudes like the Canadian prairies and northern Europe. As temperatures become more variable there, the production quality is expected to come into risk. We are working to winterize oats and shorten their growing season, so that they would grow in lower latitudes during the winter season. This has several benefits that include transitioning grain fill to the temperate spring, increasing the likelihood of high-quality harvests and enabling the production of oats in the winter season following a summer crop, creating a crop value-driven incentive for growers to practice winter cover. Winter cover practices sequester more carbon and prevent soil erosion and runoff.
•
High saturated fat soybeans are another trait we have under development, which could potentially be used as a U.S.-grown alternative to palm oil. There are significant sustainability and supply chain reliability challenges with palm oil, certain of which we believe could be overcome with this prospective oil alternative. We believe our innovation can be a replacement for palm oil which is today used as a food ingredient, in frying, in cosmetics and personal goods, in animal feed, and as an industrial ingredient. We intend to optimize the saturated to unsaturated fat ratio, which gives soy a palm oil-like quality while maintaining agronomics and yield as well as delivering taste and performance improvements.

Our baseline go-to-market strategies include product development agreements, product license arrangements, and technology licensing agreements.

Under these go-to-market strategies, we expect that our customers will primarily be seed companies, biotechnology companies, germplasm providers, large agricultural processors, others in the relevant crop’s supply chain, and growers, who would, in each case, utilize our technology and know-how for their own trait development in specified crops. We will seek to develop relationships with strategic customers where our product are most likely to benefit from the counterparty’s deep agronomy, product management, and commercialization expertise. Placing our products with such strategic customers will reduce our expenses and downstream risk exposure, while allowing us to pursue diversified growth across multiple revenue streams.

We are well positioned to efficiently develop plant-based input solutions for specific downstream issues, including consumer preferences, sustainability, cost, quality, and regulatory compliance. We have seven publicly disclosed products in development that have a target commercial planting year, and for which we are actively seeking partners in all cases but alfalfa, where we have executed a commercialization agreement with S&W Seed Company. A summary as of June 30, 2021, is as follows:

CROP	PRODUCT[1]	TARGET COMMERCIAL PLANTING YEAR
Alfalfa	Improved Digestibility	2022
Wheat	High Fiber	2023
Soybean	High Oleic, Low Linolenic (HOLL)	2023
Hemp	"Pollen-Proof" (Seedless)	2023
Hemp	Stability for Food, Oil & Fiber	2024
Oat	Winter	2026
Soybean	High Saturated Fat (Palm Alternative)	2026

1 The agronomic and functional quality of our product candidates and the timing of development are subject to a variety of factors and risks, which are described in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

We intend to move our current soybean product from seed sales to a product license go-to-market strategy in 2022 and are currently in discussions with potential licensors.

We will selectively continue to develop the products in the table above to enable development and commercial agreements to be reached, and our baseline go-to-market strategies support modest capital requirements for these products. When commercialized by the licensors, the products are expected to deliver high margin royalty revenue streams.

We are also pursuing strategic product development opportunities. In these cases, our core strengths of research and product development are aligned with the commercialization and downstream execution capabilities of a potential partner. We anticipate that these partnerships will reduce our capital requirements for research and development, result in near-term cash inflow, and provide opportunities for additional revenue streams over time, including high margin milestone and royalty or license payments.

Select Recent Achievements and Developments:

•
Appointed Michael A. Carr as our President, Chief Executive Officer, and member of our Board of Directors effective July 27, 2021. Mr. Carr brings more than 20 years of business, financial and operational leadership experience to our enterprise and will focus on advancing and monetizing our technologies. Most recently, he served as Vice President of M&A, Strategy, and Innovation at Darling Ingredients, Inc. Mr. Carr will assume the principal executive officer function for Calyxt as of August 6, 2021, upon the resignation of Dr. Ribeill as our Executive Chair.
•
With the expansion of our hemp breeding platform, we are demonstrating industry leadership in modernizing the species. We have successfully transformed the genome and produced "pollen-proof" (seedless) hemp with our triploid breeding technology. Combined, our hemp advancements offer significant advantages in innovation, crop management, and harvest potential. More broadly, we can now deliver hemp traits that benefit both growers and consumers who are increasingly looking for plant-based and sustainable foods, materials, cosmeceuticals, nutraceuticals, and more.
•
Completed the sale of more than 75% percent of the 2020 grain crop to date to Archer Daniels Midland (ADM), with the remaining grain projected to be sold throughout 2021. This series of transactions, which began in the third quarter of 2020, has generated $27 million in total cash since sales commenced.
•
Net cash used by operating activities improved by $11.6 million from the same period a year ago driven primarily by an improvement in our working capital investment associated with the change in our go-to-market strategy for our soybean product line and a lower net loss in the period driven by a reduction in our operating expenses following that change in go-to-market strategy.
•
Promoted Sarah Reiter to the newly created role of Chief Business Officer, effective May 1, 2021. In this role Ms. Reiter is responsible for all of our commercial activities, including securing strategic partners for the development and commercialization of our products. She is also responsible for our corporate communications and product marketing.

We are an early-stage company and have incurred net losses since our inception. As of June 30, 2021, we had an accumulated deficit of $181.7 million. Our net losses were $14.8 million for the six months ended June 30, 2021. We expect to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We expect that our expenses will be primarily driven by:

•
R&D expenses to develop innovative, sustainable and high-value products for our partners and customers as well as to advance and protect all aspects of our technological platform;
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
•
identifying strategic partners and licensees and negotiating agreements under the applicable go-to-market strategy; and
•
experiencing any delays or encountering issues with any of the above, including due to the COVID-19 pandemic and its impacts.

OUR RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF OUR RESULTS

We are a majority-owned subsidiary of Cellectis. As of June 30, 2021, Cellectis owned 64.4% of our issued and outstanding common stock. Cellectis has certain contractual rights as well as rights pursuant to our certificate of incorporation and bylaws, in each case, as long as it maintains threshold beneficial ownership levels in our shares.

We hold an exclusive license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. This intellectual property covers methods to edit plant genes using “chimeric restriction endonucleases,” which include TALEN®, CRISPR/Cas9, zinc finger nucleases, and some types of meganucleases.

Cellectis has also guaranteed the lease of our headquarters facility.

FINANCIAL OPERATIONS OVERVIEW

Revenue

For the three and six months ended June 30, 2021, we recognized revenue from the sales of high oleic soybean grain and seed.

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

Anticipated Changes Between Revenues and Costs

As we execute upon our product development and licensing business model, we expect the composition of our revenues and costs to evolve. Product-related revenues from selling soybean grain, seed, oil, and meal will decline, and negative margins we experienced selling those products will no longer occur. The significant working capital investment to support those activities will also decline.

Future cash and revenue-generating opportunities are expected to primarily arise from up-front, annual or milestone, and royalty payments upon the licensees’ commercial sale of products. These revenues are anticipated to have high margins over time.

Recent Developments – COVID-19 Update

As previously reported, our operations in Minnesota are classified as critical sector work under the State of Minnesota’s COVID-19 executive orders. Accordingly, most of our laboratory workers have continued to work onsite at our headquarters throughout the pandemic, and our programs and activities have not experienced material delays. In accordance with our COVID-19 Preparedness Plan, Minnesota executive order requirements, and guidelines promoted by the Centers for Disease Control and Prevention, we implemented health and safety measures for the protection of our onsite workers, maintained remote work arrangements for our non-laboratory personnel, and implemented, as necessary, appropriate self-quarantine precautions for potentially affected laboratory personnel. On May 28, 2021, nearly all Minnesota COVID-19 restrictions came to an end, including all capacity limits and distancing requirements - both indoors and outdoors. Our non-laboratory personnel returned to working onsite in mid-July 2021.

During the six months ended June 30, 2021, the COVID-19 pandemic did not have a material impact on our operations. However, a resurgence or prolonging of the COVID-19 pandemic, governmental response measures, and resulting disruptions could rapidly offset such improvements. Moreover, the effects of the COVID-19 pandemic on the financial markets remain substantial and broader economic uncertainties persist, which may make obtaining capital challenging and have exacerbated the risk that such capital, if available, may not be available on terms acceptable to us. There continues to be significant uncertainty relating to the COVID-19 pandemic and its impact, and many factors could affect our results and operations, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

A summary of our results of operations for the three months ended June 30, 2021, and 2020 follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$11,880	$2,307	$9,573	415%
Cost of goods sold	11,527	5,321	6,206	117%
Gross margin	353	(3,014)	3,367	112%
Research and development expense	2,844	2,825	19	1%
Selling, general, and administrative expense	3,478	5,167	(1,689)	(33)%
Management fees	15	42	(27)	(64)%
Gain upon extinguishment of Payroll Protection Program loan	1,528	—	1,528	NM
Interest, net	(357)	154	(511)	(332)%
Non-operating expenses	6	(8)	14	175%
Net loss	$(4,807)	$(10,902)	$6,095	56%
Basic and diluted net loss per share	$(0.13)	$(0.33)	$0.20	61%
Adjusted EBITDA [1]	$(5,814)	$(6,501)	$687	11%

1 See “Use of Non-GAAP Financial Information” elsewhere in this report for a discussion of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.

NM - not meaningful

Revenue

Revenue was $11.9 million in the second quarter of 2021, an increase of $9.6 million, or 415 percent, from the second quarter of 2020. The increase was driven by the volume and mix of product sold in the quarter, as we sold seed and 25 percent of the 2020 grain crop in the second quarter of 2021 as compared to the second quarter of 2020, when we were selling soybean oil and meal.

Cost of Goods Sold

Cost of goods sold was $11.5 million in the second quarter of 2021, an increase of $6.2 million, or 117 percent, from the second quarter of 2020. The increase was driven by higher volumes of product sold and higher average prices paid for grain due to increases in commodity market prices for soybeans. These increases were partially offset by the benefits resulting from the move to sell grain compared to selling oil and meal, as well as a $2.9 million year-over-year decrease in net realizable value adjustments to inventory as the year ago period included costs to write down excess seed inventory and also reflected the margin profile of selling soybean oil and meal compared to selling grain, and $0.5 million of unrealized commodity derivative gains from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts to floating prices to link them to market, consistent with how we expect to sell the grain.

Gross Margin and Adjusted Gross Margin

Gross margin was $0.4 million, or 3 percent, in the second quarter of 2021, an increase of $3.4 million or 112% percent from the second quarter of 2020. The improvement was primarily driven by the benefits resulting from the move to sell grain compared to selling oil and meal, as well as a $2.9 million year-over-year decrease in net realizable value adjustments to inventory as the year ago period included costs to write down excess seed inventory and also reflected the margin profile of selling soybean oil and meal compared to selling grain, and $0.5 million of unrealized commodity derivative gains from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts to floating prices to link them to market, consistent with how we expect to sell the grain.

Adjusted gross margin, a non-GAAP measure, was negative $1.2 million, or negative 10 percent, in the second quarter of 2021, compared to negative $0.8 million, or negative 34 percent, in the second quarter of 2020. The improvement on a percentage basis was driven by benefits resulting from the move to sell grain compared to selling oil and meal.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted gross margin and a reconciliation of gross margin, the most comparable GAAP measure, to adjusted gross margin.

Research and Development Expense

R&D expense was $2.8 million in the second quarter of 2021, essentially flat compared to the second quarter of 2020.

Selling, General, and Administrative Expense

SG&A expense was $3.5 million in the second quarter of 2021, a decrease of $1.7 million, or 33 percent, from the second quarter of 2020. The decrease was driven by lower personnel costs and non-cash stock compensation expense as a result of the reduction in cost following the move to sell grain compared to selling oil and meal, as well as other reductions in operating expenses.

Management Fees

Management fees were nominal for the three months ended June 30, 2021, and 2020.

Gain Upon Extinguishment of Payroll Protection Program Loan

On April 8, 2021, we were notified by the SBA that the full principal amount and all accrued interest of the PPP loan had been forgiven and in the second quarter of 2021 we recognized a gain upon the extinguishment of the PPP loan of $1.5 million.

Interest, net

Interest, net was an expense of $0.4 million in the second quarter of 2021, a decrease of $0.5 million, or 332 percent from the second quarter of 2020. The decline was driven by lower balances and lower rates on our invested cash balances.

Net Loss and Adjusted Net Loss

Net loss was $4.8 million in the second quarter of 2021, an improvement of $6.1 million, or 56 percent, from the second quarter of 2020. The improvement in net loss was driven by improved gross margins, reduced operating expenses, and the gain upon the extinguishment of the PPP loan.

Adjusted net loss was $7.8 million in the second quarter of 2021, an improvement of $0.8 million, or 9 percent, from the second quarter of 2020. The improvement in adjusted net loss was driven by the benefits resulting from the move to sell grain compared to selling oil and meal and reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share and Adjusted Net Loss Per Share

Net loss per share was $0.13 in the second quarter of 2021, an improvement of $0.20 per share, or 61 percent, from the second quarter of 2020. The improvement in net loss per share was driven by the change in net loss and the year-over-year increase in the weighted average share count.

Adjusted net loss per share was $0.21 in the second quarter of 2021, an improvement of $0.05 per share, or 19 percent, from the second quarter of 2020. The improvement in adjusted net loss per share was driven by the change in adjusted net loss and the year-over-year increase in the weighted average share count.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted EBITDA

Adjusted EBITDA loss was $5.8 million in the second quarter of 2021, an improvement of $0.7 million, or 11 percent, from the second quarter of 2020. The improvement was driven by the benefits resulting from the move to sell grain compared to selling oil and meal and reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

A summary of our results of operations for the six months ended June 30, 2021, and 2020 follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$16,282	$4,684	$11,598	248%
Cost of goods sold	18,272	9,205	9,067	99%
Gross margin	(1,990)	(4,521)	2,531	56%
Research and development expense	5,894	5,612	282	5%
Selling, general, and administrative expense	7,736	11,465	(3,729)	(33)%
Management fees	45	104	(59)	(57)%
Gain upon extinguishment of Payroll Protection Program loan	1,528	—	1,528	NM
Interest, net	(703)	(244)	(459)	(188)%
Non-operating expenses	5	(19)	24	126%
Net loss	$(14,835)	$(21,965)	$7,130	32%
Basic and diluted net loss per share	$(0.40)	$(0.67)	$0.27	40%
Adjusted EBITDA [1]	$(12,641)	$(14,738)	$2,097	14%

1 See “Use of Non-GAAP Financial Information” elsewhere in this report for a discussion of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.

NM- not meaningful

Revenue

Revenue was $16.3 million in the first six months of 2021, an increase of $11.6 million, or 248 percent, from the first six months of 2020. The increase was driven by sales of a portion of the 2020 grain crop as compared to the six months of 2020, when we were selling soybean oil and meal. As of June 30, 2021, we had sold over 75 percent of the 2020 grain crop.

Cost of Goods Sold

Cost of goods sold was $18.3 million in the first six months of 2021, an increase of $9.1 million, or 99 percent, from the first six months of 2020. The increase was driven by higher volumes of product sold and higher average prices paid for grain as a result of increases in commodity market prices for soybeans. These increases were partially offset by the benefits resulting from the move to sell grain compared to selling oil and meal, as well as a $2.8 million year-over-year decrease in net realizable value adjustments to inventory as the year ago period included costs to write down excess seed inventory and also reflected the margin profile of selling soybean oil and meal compared to selling grain, and $1.1 million of unrealized commodity derivative gains from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts to floating prices to link them to market, consistent with how we expect to sell the grain.

Gross Margin and Adjusted Gross Margin

Gross margin was a negative $2.0 million, or negative 12 percent, in the first six months of 2021, an improvement of $2.5 million, or 56 percent from the first six months of 2020. The improvement was driven by the benefits resulting from the move to sell grain compared to selling oil and meal, as well as a $2.8 million year-over-year decrease in net realizable value adjustments to inventory as the year ago period included costs to write down excess seed inventory and also reflected the margin profile of selling soybean oil and meal compared to selling grain, and $1.1 million of unrealized commodity derivative gains from hedging contracts sold to convert our fixed price grain inventory and fixed price Forward Purchase Contracts to floating prices to link them to market, consistent with how we expect to sell the grain.

Adjusted gross margin, a non-GAAP measure, was negative $2.5 million, or negative 15 percent, in the first six months of 2021, compared to negative $2.0 million, or negative 42 percent, in the first six months of 2020. The improvement on a percentage basis was driven by benefits resulting from the move to sell grain compared to selling oil and meal.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted gross margin and a reconciliation of gross margin, the most comparable GAAP measure, to adjusted gross margin.

Research and Development Expense

R&D expense was $5.9 million in the first six months of 2021, an increase of $0.3 million, or 5 percent, from the first six months of 2020. The increase was driven by an increase in personnel costs, partially offset by a decrease in third-party R&D expenses.

Selling, General, and Administrative Expense

SG&A expense was $7.7 million in the first six months of 2021, a decrease of $3.7 million, or 33 percent, from the first six months of 2020. The decrease was driven by lower non-cash stock compensation expenses of $3.4 million from the recapture of stock compensation from forfeitures of unvested stock awards primarily from the departure of our former CEO, lower personnel costs as a result of the reduction in cost following the move to sell grain compared to selling oil and meal, and other reductions in operating expenses. These decreases were partially offset by an increase of $2.3 million in Section 16 officer transition expenses.

Management Fees

Management fees were nominal for the first six months of 2021 and 2020.

Gain Upon Extinguishment of Payroll Protection Program Loan

On April 8, 2021, we were notified by the SBA that the full principal amount and all accrued interest of the PPP loan had been forgiven. Accordingly, we recognized a gain upon the extinguishment of the PPP loan of $1.5 million.

Interest, net

Interest, net was expense of $0.7 million in the first six months of 2021, a $0.5 million decrease, or 188 percent, compared to the first six months of 2020. The decline was driven by lower balances and lower rates on our invested cash balances.

Net Loss and Adjusted Net Loss

Net loss was $14.8 million in first six months of 2021, an improvement of $7.1 million, or 32 percent, from the first six months of 2020. The improvement in net loss was driven by improved gross margins, reduced operating expenses, and the gain upon the extinguishment of the PPP loan.

Adjusted net loss was $16.7 million in the first six months of 2021, an improvement of $2.7 million, or 14 percent, from the second quarter of 2020. The improvement in adjusted net loss was driven by the benefits resulting from the move to sell grain compared to selling oil and meal and reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share and Adjusted Net Loss Per Share

Net loss per share was $0.40 in the first six months of 2021, an improvement of $0.27 per share, or 40 percent, from the first six months of 2020. The improvement in net loss per share was driven by the change in net loss and the year-over-year increase in the weighted average share count.

Adjusted net loss per share was $0.45 in the first six months of 2021, an improvement of $0.14 per share, or 24 percent, from the first six months of 2020. The improvement in net loss per share was driven by the change in net loss and the year-over-year increase in the weighted average share count.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted EBITDA

Adjusted EBITDA loss was $12.6 million in the first six months of 2021, an improvement of $2.1 million, or 14 percent, from the first six months of 2020. The improvement was driven by the benefits resulting from the move to sell grain compared to selling oil and meal and reductions in operating expenses.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary source of liquidity is our cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, from the capital markets. As of June 30, 2021, we had a total of $18.5 million of cash, cash equivalents, restricted cash, and short-term investments. As of June 30, 2021, we did not have any short-term investments. All of these amounts are convertible to cash within 90 days except for $1.0 million of restricted cash associated with our financing leases which will be returned to us over the next 18 months. Current liabilities were $7.2 million as of June 30, 2021. Accordingly, we have cash and cash equivalents sufficient to fund all short-term obligations as of that date.

Our liquidity funds our non-discretionary cash requirements and our discretionary spending. Working capital is our principal non-discretionary funding requirement, which we anticipate will decline over the remainder of 2021 as we wind-down our grain purchases and associated sales. In addition, we have contractual obligations related to our recurring business operations, primarily related to our headquarters and laboratory facilities and a diminishing amount of grain purchases associated with our former go-to-market strategy for soybean products. Our principal discretionary cash spending is for capital expenditures.

We incurred losses from operations of $6.0 million for the three months ended June 30, 2021, and $15.7 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $181.7 million and expect to continue to incur losses in the future.

On April 8, 2021, we were notified by the SBA that the full principal amount and all accrued interest of the PPP loan had been forgiven. Accordingly, we recognized a gain upon the extinguishment of the PPP loan for $1.5 million.

Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands	2021	2020	$ Change	% Change
Net loss	$(14,835)	$(21,965)	$7,130	32%
Gain upon extinguishment of Payroll Protection Program loan	(1,528)	—	(1,528)	NM
Depreciation and amortization expense	1,180	904	276	31%
Stock-based compensation	(371)	3,068	(3,439)	(112)%
Changes in operating assets and liabilities	4,305	(7,658)	11,963	156%
Net cash used by operating activities	$(11,249)	$(25,651)	$14,402	56%

NM- not meaningful

Net cash used by operating activities was $11.2 million in the first six months of 2021, an improvement of $14.4 million, or 56 percent, from the first six months of 2020. The decrease was driven by a $12.0 million improvement in cash used by operating assets and liabilities as we converted a substantial amount of inventory and accounts receivable to cash in 2021 compared to the same period in 2020, and a $7.1 million decrease in net loss. These improvements were partially offset by a $3.4 million decrease in non-cash stock compensation, primarily the result of the forfeiture of unvested stock awards, and the $1.5 million non-cash gain upon the extinguishment of the PPP loan.

We expect net cash used by operating activities over the remainder of 2021 to be lower than the second half of 2020 as a result of working capital improvements and expense reductions following the move to sell grain compared to selling oil and meal.

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands	2021	2020	$ Change	% Change
Sales and (purchases) of short-term investments, net	$11,698	$(29,942)	$41,640	139%
Purchases of land, buildings, and equipment	(307)	(525)	218	42%
Net cash provided by (used by) investing activities	$11,391	$(30,467)	$41,858	137%

Net cash provided by investing activities was $11.4 million in the first six months of 2021, an increase of $41.9 million, or 137 percent, from the first six months of 2020. This increase was driven by changes in purchases and sales of short-term investments, as the first six months of 2020 saw us invest our cash in short-term investments while the first six months of 2021 reflects the draw-down of those short-term investments to fund operations.

We expect net cash used for purchases of land, buildings, and equipment in the remainder of 2021 to be largely for capital expenditures, and for those levels to be comparable to the first six months of 2021.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands	2021	2020	$ Change	% Change
Proceeds from Paycheck Protection Program loan	$—	$1,518	$(1,518)	(100)%
Repayments of financing lease obligations	(178)	(130)	(48)	(37)%
Proceeds from the exercise of stock options	227	—	227	NM
Net cash provided by financing activities	$49	$1,388	$(1,339)	96%

NM – not meaningful

Net cash provided by financing activities was nil in the first six months of 2021, a decrease of $1.3 million, or 96 percent, from the first six months of 2020. The decrease was driven by the cash inflows from the $1.5 million PPP loan received in the first six months of 2020, partially offset by cash flows from the exercise of stock options.

CAPITAL RESOURCES

Operating Capital Requirements

Considering factors such as our anticipated cash receipts from sales of grain and our product development and technology licensing efforts with partners, our anticipated cash burn rate, and our expense reduction efforts, we believe our cash, cash equivalents, and restricted cash as of June 30, 2021, will be sufficient to fund our operations for at least the next twelve months and into the second half of 2022.

We anticipate that we will continue to generate losses for the next several years before revenue is enough to support our operating capital requirements. Until we can generate substantial cash flow, we expect to finance a portion of future cash needs through cash on hand, commercialization activities, which may result in various types of revenue streams from seed sales and future development agreements, trait licenses, and technology licenses, including upfront and milestone payments, annual license fees, and royalties, government or other third-party funding, and public or private equity or debt financings. However, additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in enough amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our activities. Failure to receive additional funding could cause us to cease operations, in part or in full. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our shares of common stock. Any of these events could significantly harm our business, financial condition, and prospects.

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

In response to current economic conditions, we have postponed non-essential capital expenditures and undertaken other efficiency efforts. In addition, the headcount reductions undertaken in connection with our move to sell grain compared to selling oil and meal will contribute to our cost-saving initiatives. We will continue to review our operating expenses and to take actions that support efficient operations, financial flexibility, and optimized liquidity.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, there were no material changes in our commitments under contractual obligations as disclosed in our Annual Report, except that our Forward Purchase Contracts, which consist of commitments to purchase grain and seed, have decreased to $6.8 million at June 30, 2021, from $21.2 million at December 31, 2020, and that as of June 30, 2021 we have a remaining severance obligation primarily to Mr. Blome, our former CEO, of $2.2 million.

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

As of June 30, 2021, there have been no significant changes to our critical accounting policies disclosure reported in “Critical Accounting Estimates” in our Annual Report.

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

We present adjusted gross margin, a non-GAAP measure that reflects adjustments necessary to present the underlying gross margin of our soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price forward purchase contracts that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period, which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period.

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

The table below presents a reconciliation of gross margin to adjusted gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Gross margin (GAAP measure)	$353	$(3,014)	$(1,990)	$(4,521)
Gross margin percentage	3%	(131)%	(12)%	(97)%
Non-GAAP adjustments:
Commodity derivative impact, net	(658)	—	(447)	—
Net realizable value adjustments to inventories	(859)	2,221	(72)	2,555
Adjusted gross margin	$(1,164)	$(793)	$(2,509)	$(1,966)
Adjusted gross margin percentage	(10)%	(34)%	(15)%	(42)%

We present adjusted net loss, a non-GAAP measure, and define it as net loss including adjustments necessary to present the underlying gross margin of our soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period, which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding Section 16 officer transition expenses, the recapture of non-cash stock compensation primarily associated with the departure of Section 16 officers, the gain upon the extinguishment of the PPP loan, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment.

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

The table below presents a reconciliation of net loss to adjusted net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Net loss (GAAP measure)	$(4,807)	$(10,902)	$(14,835)	$(21,965)
Non-GAAP adjustments:
Commodity derivative impact, net	(658)	—	(447)	—
Net realizable value adjustments to inventories	(859)	2,221	(72)	2,555
Section 16 officer transition expenses	13	77	2,734	437
Recapture of non-cash stock compensation	—	—	(2,540)	(471)
Gain upon extinguishment of Payroll Protection Program loan	(1,528)	—	(1,528)	—
Non-operating expenses	(6)	8	(5)	19
Adjusted net loss	$(7,845)	$(8,596)	$(16,693)	$(19,425)

We present adjusted net loss per share, a non-GAAP measure, and define it as net loss per share including adjustments necessary to present the underlying gross margin of our soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period, which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding Section 16 officer transition expenses, the recapture of non-cash stock compensation primarily associated with the departure of Section 16 officers, the gain upon the extinguishment of the PPP loan, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment.

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

The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per share (GAAP measure)	$(0.13)	$(0.33)	$(0.40)	$(0.67)
Non-GAAP adjustments:
Commodity derivative impact, net	(0.02)	—	(0.01)	—
Net realizable value adjustments to inventories	(0.02)	0.07	—	0.08
Section 16 officer transition expenses	—	—	0.07	0.01
Recapture of non-cash stock compensation	—	—	(0.07)	(0.01)
Gain upon extinguishment of Payroll Protection Program loan	(0.04)	—	(0.04)	—
Non-operating expenses	—	—	—	—
Adjusted net loss per share	$(0.21)	$(0.26)	$(0.45)	$(0.59)

We present adjusted EBITDA, a non-GAAP measure, and define it as net loss excluding interest, net, depreciation and amortization expenses, non-cash stock-based compensation expenses including the recapture of non-cash stock compensation primarily associated with the departure of Section 16 officers, Section 16 officer transition expenses, the gain upon the extinguishment of the PPP loan, and non-operating expenses, which are primarily gains and losses on foreign exchange transactions and losses on the disposals of land, buildings, and equipment, and including adjustments necessary to present the underlying gross margin of our soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price Forward Purchase Contracts that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period, which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period.

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

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2021	2020	2021	2020
Net loss (GAAP measure)	$(4,807)	$(10,902)	$(14,835)	$(21,965)
Non-GAAP adjustments:
Interest, net	357	(154)	703	244
Depreciation and amortization expenses	595	452	1,180	904
Stock-based compensation expenses	1,079	1,797	(371)	3,068
Commodity derivative impact, net	(658)	—	(447)	—
Net realizable value adjustments to inventories	(859)	2,221	(72)	2,555
Section 16 officer transition expenses	13	77	2,734	437
Gain upon extinguishment of Payroll Protection Program loan	(1,528)	—	(1,528)	—
Non-operating expenses	(6)	8	(5)	19
Adjusted EBITDA	$(5,814)	$(6,501)	$(12,641)	$(14,738)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2021. However, we do provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 2. Financial Instruments, Fair Value, Hedging Activities, and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings as of June 30, 2021. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2021, the Company did not repurchase any shares of stock or have any unregistered sales of equity securities.

Item 6. Exhibits

(a) Index of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 1, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)
10.1†

Employment Agreement between Calyxt, Inc. and Mr. Michael A. Carr, dated July 13, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 15, 2021)

10.2†	Calyxt, Inc. 2021 Employee Inducement Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021)
10.3†

Form of Performance Stock Unit Agreement under the Calyxt, Inc. 2021 Employee Inducement Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021)

10.4†

Participation Agreement of Mr. Michael A. Carr under the 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021)

10.5†

Calyxt, Inc. Form of Non-Competition, Non-Solicitation, Confidentiality and Inventions Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline IXBRL

*Filed herewith

† Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2021.

CALYXT, INC.

By:	/s/ Yves J. Ribeill, Ph.D.
Name:	Yves J. Ribeill, Ph.D.
Title:	Executive Chair of the Board of Directors (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)