Form 10-Q
period 2022-03-31
Calyxt, Inc.
filed 2022-05-05
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022;
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule
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
of the Exchange Act).  ☐  Yes    ☒  No
As of May 4, 2022, there were
42,768,163 shares of common stock, $0.0001 par value per share, outstanding.

Terms
When the terms the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Calyxt, Inc. When the term “Cellectis,” is used, it is being used to refer to Cellectis S.A., the Company’s majority stockholder. Cellectis is a clinical-stage biotechnology company employing its core proprietary technologies to develop best-in-class
products in the field of immuno-oncology.
The Company owns the names PlantSpring, BioFactory, Plant Cell Matrix, and the abbreviation PCM. The Company also owns the trademarks Calyxt
®

and Calyno
®

and owns or licenses other trademarks, trade names, and service marks appearing in this Quarterly Report on Form

10-Q.

The names and trademarks Cellectis
®

and TALEN
®
, along with any other trademarks, trade names, and service marks of Cellectis appearing in the Company’s Annual Report on Form

10-K

are the property of Cellectis. This Quarterly Report on Form

10-Q

may contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties
.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders, and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.
The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its cash runway; its product pipeline and development; its business model and strategies for the development, commercialization and sales of commercial products; commercial demand for its synthetic biology solutions; the development and deployment of its PlantSpring technology platform; its ability to deploy and leverage its artificial intelligence and machine learning (AIML) capabilities; the ability to scale production capability for its BioFactory production system; potential development agreements, partnerships, customer relationships, and licensing arrangements and their contribution to its financial results, cash usage, and growth strategies; the potential impact of the
COVID-19
pandemic on its business and operating results; and anticipated trends in its business. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the impact of increased competition, including competition from a broader array of synthetic biology companies; competition for customers, partners, and licensees and the successful execution of development and licensing agreements; disruptions at its key facilities, including disruptions impacting its BioFactory production system; flaws in AIML algorithms, insufficiency of data inputs required by such algorithms, and human error in interacting with AIML; changes in customer preferences and market acceptance of its products; changes in market consensus as to what attributes are required for a product to be considered “sustainable”; the impact of adverse events during development, including unsuccessful pilot production of plant-based chemistries or field trials; the impact of improper handling of its product candidates during development; failures by third-party contractors; inaccurate demand forecasting or milestone and royalty payment projections; the effectiveness of commercialization efforts by commercial partners or licensees; disruptions to supply chains, including raw material inputs for its BioFactory; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; dislocations in the capital markets; the severity and duration of the evolving
COVID-19
pandemic and the resulting impact on macro-economic conditions; and other important factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s filings with the SEC, included in Part I, Item 1A of its Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 (its Annual Report) and its subsequent reports on Forms
10-Q
and
8-K
filed with the SEC.
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

Market Data
Unless otherwise indicated, information contained in this Quarterly Report concerning the Company’s industry and the markets in which it operates is based on information from various sources, including independent industry publications. In presenting this information, the Company has also made assumptions based on such data and other similar sources, and on the Company’s knowledge of, and its experience to date in, the potential markets for its product. The industry in which the Company operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in its Annual Report and other subsequent reports on Forms
10-Q
and
8-K
filed with the SEC. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by the Company.
Website Disclosure
The Company uses its website (www.calyxt.com), its corporate Twitter account (@Calyxt_Inc) and its corporate LinkedIn account
(https://www.linkedin.com/company/calyxt-inc)
as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public
information and for complying with the Company’s disclosure obligations under Regulation FD. Accordingly, investors should monitor its website and its corporate Twitter and LinkedIn accounts in addition to following press releases, filings with the SEC, and public conference calls and webcasts.
Additionally, the Company provides notifications of announcements as part of its website. Investors and others can receive notifications of new press releases posted on the Company’s website by signing up for email alerts.
None of the information provided on the Company’s website, in its press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Quarterly Report or in any other report or document the Company files with the SEC, and any references to its website or its corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALYXT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31, 2022 (unaudited)	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$17,285	$13,823
Restricted cash	499	499
Prepaid expenses and other current assets	1,189	859

Total current assets	18,973	15,181
Non-current restricted cash	99	99
Land, buildings, and equipment	5,125	21,731
Operating lease right-of-use asset s	13,973	—

Other non-current assets	175	183

Total assets	$38,345	$37,194

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,167	$1,260
Accrued expenses	379	339
Accrued compensation	2,209	2,522
Due to related parties	64	172
Current portion of financing lease obligations	290	370
Common stock warrants	4,976	—
Other current liabilities	435	191

Total current liabilities	9,520	4,854
Financing lease obligations	89	17,506
Operating lease obligations	13,742	—
Other non-current liabilities	73	702

Total liabilities	23,424	23,062

Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 42,841,915 shares issued and 42,741,763 shares outstanding as of March 31, 2022, and 38,874,146 shares issued and 38,773,994 shares outstanding as of December 31, 2021	5	4
Additional paid-in capital	216,838	211,263
Common stock in treasury, at cost; 100,152 shares as of March 31, 2022, and December 31, 2021	(1,043)	(1,043)
Accumulated deficit	(200,879)	(196,092)

Total stockholders’ equity	14,921	14,132

Total liabilities and stockholders’ equity	$38,345	$37,194

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$32	$4,402
Cost of goods sold	—	6,745

Gross profit	32	(2,343)
Operating expenses:
Research and development	2,941	3,050
Selling, general, and administrative	3,180	4,258
Management fees	—	30

Total operating expenses	6,121	7,338

Loss from operations	(6,089)	(9,681)
Interest, net	(17)	(346)
Non-operating expenses	487	(1)

Loss before income taxes	(5,619)	(10,028)
Income taxes	—	—

Net loss	$(5,619)	$(10,028)

Basic and diluted net loss per share	$(0.13)	$(0.27)

Weighted average shares outstanding – basic and diluted	42,020,090	37,136,338

Anti-dilutive stock options, restricted stock units, performance stock units, and common stock warrants	16,276,362	5,013,780

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands Except Shares Outstanding)

Three Months Ended March 31, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	38,773,994	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(5,619)	(5,619)
Stock-based compensation	—	—	531	—	—	531
Issuance of common stock from stock-based compensation awards	87,769	—	—	—	—	—
Issuance of common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	3,880,000	1	5,051	—	—	5,052
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832

Balance at March 31, 2022	42,741,763	$5	$216,838	$(1,043)	$(200,879)	$14,921

Three Months Ended March 31, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	37,065,044	$4	$204,807	$(1,043)	$(166,893)	$36,875
Net loss	—	—	—	—	(10,028)	(10,028)
Stock-based compensation	—	—	(1,450)	—	—	(1,450)
Issuance of common stock from stock-based compensation awards	98,143	—	208	—	—	208

Balance at March 31, 2021	37,163,187	$4	$203,565	$(1,043)	$(176,921)	$25,605

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(5,619)	$(10,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	370	585
Stock-based compensation	531	(1,450)
Unrealized (gain) loss on mark-to-market of common stock warrants	(435)	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,533
Due to/from related parties	(108)	(652)
Inventory	—	(3,149)
Prepaid expenses and other current assets	(110)	583
Accounts payable	(145)	30
Accrued expenses	37	167
Accrued compensation	(313)	(186)
Other	(612)	1,150

Net cash used by operating activities	(6,404)	(9,417)

Investing activities
Sales and (purchases) of short-term investments, net	—	8,653
Purchases of land, buildings, and equipment	(545)	(269)

Net cash (used by) provided by investing activities	(545)	8,384

Financing activities
Proceeds from the issuance of common stock and pre-funded warrants	11,209	—
Costs incurred related to the issuance of common stock and pre-funded warrants	(704)	—
Repayments of financing lease obligations	(94)	(88)
Proceeds from the exercise of stock options	—	208

Net cash provided by financing activities	10,411	120

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,462	(913)
Cash, cash equivalents, and restricted cash – beginning of period	14,421	18,289

Cash, cash equivalents, and restricted cash – end of period	$17,883	$17,376

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited consolidated financial statements of Calyxt, Inc. (Calyxt or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In the Company’s opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.
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
For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 3, 2022. The accompanying Balance Sheet as of December 31, 2021, was derived from the audited consolidated financial statements. This Quarterly Report on Form
10-Q
should be read in conjunction with the Company’s consolidated financial statements and notes included in the Annual Report on Form
10-K
for the year ended December 31, 2021.
Net Loss Per Share
Due to the Company’s net loss position for the three months ended March 31, 2022, and March 31, 2021, all of its outstanding stock options, restricted stock units (RSUs), performance stock units (PSUs), and warrants to purchase common stock (Common Warrants) are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options, RSUs, PSUs, or Common Warrants.
Warrants
The Company issued
pre-funded
warrants to purchase common stock
(Pre-Funded
Warrants) in a
follow-on
offering on February 23, 2022 (the
Follow-On
Offering). The
Pre-Funded
Warrants are not mandatorily redeemable and do not expire, are exercisable for one share of the Company’s common stock for $0.0001 per share, and the Company has sufficient authorized shares available to settle the Pre-Funded Warrants when exercised. The Pre-Funded Warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s consolidated balance sheet. The shares issuable upon exercise of the Pre-Funded Warrants are included in the determination of the Company’s loss per share. On May 4, 2022, the Company received a notice of exercise with respect to the full exercise of all outstanding Pre-Funded Warrants.
The Company also issued Common Warrants in the
Follow-On
Offering. The Common Warrants expire on August 23, 2027,
and
are
exercisable for one share of the Company’s common stock for $1.41 per share. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction), generally described as a “change of control” (the Change of Control Put). If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Change of Control Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants.
The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating
expenses in its consolidated statements of operations.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02, Leases
(Topic 842) and in July 2018, ASU
No. 2018-10,
Codification Improvements to Topic 842, Leases, and ASU
2018-11, Leases (Topic
842) – Targeted Improvements (collectively, the Standard). The Standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard establishes a right-of-use
model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement.
The Company adopted the Standard as of January 1, 2022, using the transition method which does not require revisions to comparative periods. The Company elected to implement the transition package of practical expedients permitted within the Standard, which among other things, allows it to carryforward the historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases and it also made an accounting policy election to not record leases with an initial term of 12 months or less on its consolidated balance sheet.
The Company’s adoption of the Standard required it to remove the previously reported amounts for land, buildings, and equipment associated with its headquarters and laboratory facility lease as well as the associated liability. The Company assessed the elements of its lease agreement and upon adoption, recorded an operating lease associated with the sale leaseback of land component of the lease, and a second operating lease associated with the building component of the lease. The Company recorded operating lease assets and liabilities of $14.1 million within its consolidated balance sheet as of January 1, 2022. The Standard had no impact on the Company’s consolidated statements of operations o
r
 cash flows. The $0.8 million cumulative effect of the adoption of the Standard was recorded to stockholders’ equity. See Note 8 for further information regarding the Company’s leases.
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses (Topic 326)” (ASU
2016-13).
ASU
2016-13
creates accounting requirements on how to account for credit losses on most financial assets and certain other instruments. This will require the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2023. The Company is in the process of analyzing the impact of this standard on its results of operations.
2. GOING CONCERN
The Company has incurred losses since its inception and its net loss was $5.6 million for the three months ended March 31, 2022, and it used $6.4 million of cash for operating activities for the three months ended March 31, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under the Open Market Sale Agreement
SM
with Jefferies LLC (the ATM Facility)
.
As of March 31, 2022, the Company had $17.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its equipment financing leases and was $0.6 million as of March 31, 2022, with $0.5 million scheduled to be returned in December 2022. Current liabilities were $9.5 million as of March 31, 2022.
On February 23, 2022, the Company issued 3,880,000 shares of its common stock,
Pre-Funded
Warrants to purchase up to 3,880,000 shares of its common stock, and Common Warrants to purchase up to 7,760,000 shares of its common stock in the
Follow-On
Offering. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.
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
For example, based on the Company’s public float, as of the date of the filing of its Annual Report on Form
10-K,
the Company is only permitted to utilize a “shelf” registration statement, including the registration statement under which the Company’s

ATM Facility is operated, subject to Instruction I.B.6 to Form
S-3,
which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third
of its public float during any twelve consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures are expected to be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash, cash equivalents, and restricted cash as of March 31, 2022, considering its plan to continue to invest in the growth and scaling of its BioFactory production system and AIML capabilities
,
 the $10.0 million of net proceeds from the
Follow-On
Offering,
and considering additional efforts in reassessing its discretionary spending,

is sufficient to fund its operations
into early 2023.

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
If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, management may be required to implement various cost reduction and other cash-focused measures to manage liquidity and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, it could result in dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly harm the Company’s business, financial condition, and prospects.
3. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE AND CONCENTRATIONS OF CREDIT RISK
Financial Instruments Measured at Fair Value and Financial Statement Presentation
Financial instruments including cash and cash equivalents, restricted cash, accounts payable, and all other current liabilities have carrying values that approximate fair value. The Company measures common stock warrants on a quarterly basis. The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as of the measurement date as follows:
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
Fair Value Measurements and Financial Statement Presentation
The fair values of the Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2022, were as follows:

	March 31, 2022				March 31, 2022
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Common stock warrants	$—	$—	$—	$—	$—	$—	$4,976	$4,976

Total	$—	$—	$—	$—	$—	$—	$4,976	$4,976

The Company estimates the fair value of each Common Warrant as of the date of issuance and at the end of every fiscal period using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon
yield curve for the remaining life of the Common Warrant. The Company estimates its future stock price volatility using its historical volatility over the remaining life of the Common Warrant. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

As of March 31,
2022

Estimated fair value of Common Warrants	$0.64
Assumptions:
Risk-free interest rate	2.5%
Expected volatility	80.0%
Expected term to liquidation (in years)	5.4

As of March 31, 2022, the Company had no other financial instruments measured at fair value.
The
non-current
portion of the Company’s financing lease obligations are also considered a financial instrument, which the Company measures at fair value for disclosure purposes. It is a Level 2 liability and had a fair value of $0.1 million as of March 31, 2022, and a fair value of $14.5 million as of December 31, 2021.
Foreign Exchange Risk
Foreign currency fluctuations affect the Company’s foreign currency cash flows related primarily to payments to Cellectis. The Company’s principal foreign currency exposure is to the euro. The Company does not hedge these exposures, and it does not believe that the current level of foreign currency risk is significant to its operations.
Concentrations of Credit Risk
The Company invests its cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as short-term investments that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of March 31, 2022, the Company did not hold any short-term investments.
4. RELATED-PARTY TRANSACTIONS
The Company is party to several agreements that govern its relationship with Cellectis, some of which require the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three months ended March 31, 2022, and it incurred nominal management fee expenses for the three months ended March 31, 2021.
Cellectis has also guaranteed the lease agreement for the Company’s headquarters. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. At a point when Cellectis owns 50 percent or less of the Company’s outstanding common stock, the Company has agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease.
TALEN
®
is the Company’s primary gene editing technology. TALEN
®
technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company obtained an exclusive license for the TALEN
®
technology for commercial use in plants from Cellectis. The Company also licenses other technology from Cellectis. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three months ended March 31, 2022, and 2021.
5. STOCKHOLDERS’ EQUITY
Follow-On
Public Offering
On February 23, 2022, the Company completed the
Follow-On
Offering, in which it issued 3,880,000 shares of its common stock,
Pre-Funded
Warrants to purchase up to 3,880,000 shares of its common stock, and Common Warrants to purchase up to 7,760,000 shares of its common stock. The aggregate offering price for each share of common stock and accompanying Common Warrant was $1.41. The aggregate offering price for each Pre
-F
unded Warrant and accompanying Common Warrant was $1.4099. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.

Pre-Funded
Warrants
Each
Pre-Funded
Warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.0001 per share. The
Pre-Funded
Warrants have no expiration and were recorded as a component of stockholders’ equity within additional paid-in
capital. Per the terms of the
Pre-Funded
Warrants, the holder of an outstanding
Pre-Funded
Warrant is not entitled to exercise any portion of such warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 9.99 percent after giving effect to the exercise. On May 4, 2022, the Company received a notice of exercise with respect to the full exercise of all outstanding Pre-Funded Warrants.
Common Stock Warrants
Each Common Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.41 per share. The Common Warrants will be exercisable beginning August 23, 2022
,
and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheet. Per the terms of the Common Warrants, a holder of an outstanding warrant is not entitled to exercise any portion of such warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.
Warrant transactions for the three months ended March 31, 2022, are as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price	Number of Common Warrants	Weighted Average Exercise Price

Outstanding as of December 31, 2021:
Issued	3,880,000	$0.0001	7,760,000	$1.41
Forfeited/canceled	—		—
Exercised	—		—

Outstanding as of March 31, 2022:	3,880,000	$0.0001	7,760,000	$1.41

Exercisable as of March 31, 2022:	3,880,000	$0.0001	—	—

ATM Facility
On September 21, 2021, the Company entered into an ATM Facility with Jefferies LLC who is acting as sole selling agent. Under the terms of the ATM Facility, the Company may, from time-to-time,
issue common stock having an aggregate offering value of up to $50.0 million. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. During the three-month period ended March 31, 2022, the Company did not issue any shares of common stock under the ATM Facility.
6. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, nonemployees, and certain employees of Cellectis.
In December 2014, the Company adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, restricted stock units, performance stock units and other types of equity awards. In July 2021, the Company also adopted the Calyxt, Inc. Employee Inducement Incentive Plan (the Inducement Plan), from which PSUs were granted to Michael A. Carr.
On February 19, 2021, James Blome ceased serving as the Company’s Chief Executive Officer. In the three-month period ended March 31, 2021, the Company recorded a benefit to earnings from a $2.5 million recapture of non-cash
stock compensation expense from the forfeiture of Mr. Blome’s unvested stock options, RSUs, and PSUs.

As of March 31, 2022, 2,818,058 shares were registered and available for grant under effective registration statements, while 3,013,121 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan and the Inducement Plan. No further awards will be granted under either the 2014 Plan or the Inducement Plan.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2022	2021

Estimated fair values of stock options granted	$0.97	$5.85
Assumptions:
Risk-free interest rate	1.9% - 2.4%	0.6% - 1.1%
Expected volatility	89.7% - 91.8%	85.0% - 87.6%
Expected term (in years)	5.75 - 6.89	5.7 - 6.2

The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon
yield curve at the date of grant for the expected term of the option. The Company estimates its future stock price volatility using the weighted-average historical volatility calculated from a group of comparable public companies over the expected term of the option. The expected term of stock options is estimated using the average of the vesting tranches and the contractual life of each grant for employee options, or the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The use of the simplified method is dependent upon the type of equity award granted and the term of the award. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.
Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share

Balance as of December 31, 2021	2,789,110	$10.23	4,658,405	$9.47
Granted			1,346,000	1.27
Exercised			—	—
Forfeited or expired			(234,061)	7.30

Balance as of March 31, 2022	2,948,076	$10.26	5,770,344	$7.65

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Stock-based compensation expense	$180	$(396)

As of March 31, 2022, options outstanding and exercisable had no aggregate intrinsic value and the weighted average remaining contractual term was 5.5 years as of that date.
Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Net cash proceeds	$—	$208

Intrinsic value of options exercised	$—	$331

As of March 31, 2022, unrecognized compensation expense related to non-vested
stock options was $5.2 million. This expense will be recognized over 27 months on average.
Restricted Stock Units
The Company grants restricted stock units which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	571,303	$6.15
Granted	1,048,800	1.27
Vested	(87,472)	7.06
Forfeited	(61,613)	5.55

Unvested balance as of March 31, 2022	1,471,018	$2.64

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Grant-date fair value	$617	$251

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Stock-based compensation expense	$205	$(749)

As of March 31, 2022, unrecognized compensation expense related to restricted stock units was $2.5 million. This expense will be recognized over 29 months on average.
The Company accounts for stock-based compensation awards granted to employees of Cellectis as deemed dividends. The Company recorded deemed dividends as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Deemed dividends from grants to Cellectis employees	$37	$79

Performance Stock Units
In March 2022, the Company granted 530,000 PSUs under the 2017 Plan to five employees including four executive officers. The PSUs include three annual performance periods (2022, 2023, and 2024) and target performance levels for each of those periods linked to the achievement of Company objectives as determined annually for the respective period by the Compensation Committee of the Company’s Board of Directors (the Compensation Committee). Earned awards will be settled in shares of Company stock no later than March 15 of the following year. The grant date for the tranche of awards linked to 2022 performance, which triggers the determination of the aggregate amount of expense for each tranche of PSUs awarded, is May 4, 2022
. Once the objectives are approved, the associated expense will be recognized on a straight-line basis over the period from the date of grant through the March 15 determination date. Determination of expense for the 2023 and 2024 tranches of PSUs will be made when the associated business objectives are determined.

In July 2021, the Company granted 600,000 PSUs under the Inducement Plan to Mr. Carr. The PSUs will vest if the Company’s stock remains above three specified price levels for thirty calendar days over the three-year performance period. The PSUs will be settled in unrestricted shares of the Company’s common stock on the vesting date.
Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Stock-based compensation expense	$146	$(305)

As of March 31, 2022, unrecognized compensation expense related to PSUs was $1.4 million. This expense will be recognized over 28 months on average.
7. INCOME TAXES
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
As of March 31, 2022, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2021.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases
In February 2016, the FASB issued ASU No.
2016-02, Leases
(Topic 842) and in July 2018, ASU
No. 2018-10,
Codification Improvements to Topic 842, Leases, and ASU
2018-11, Leases (Topic
842) – Targeted Improvements (collectively, the Standard). As discussed in Note 1, the Company adopted the Standard on January 1, 2022.
The Company’s leases are summarized as follows:

•
A lease for its headquarters and laboratory facilities in Roseville, MN which encompasses approximately 38,000 square feet. The original lease term was 20 years, and the Company holds four 5-year renewal options. Historically, this lease was considered a failed sale leaseback based on the nature of the transactions and was reported as a financing-type lease.

•
An equipment financing arrangement that is considered a financing-type lease. This arrangement has a term of four years for each draw. The Company was required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of March 31, 2022, restricted cash totaled $0.6 million. The Company has the option to request the return of excess collateral annually in December, and the amount the Company expects to receive is reflected as a current asset.

•	A small number of short-term and immaterial leases for office equipment.
The Company’s adoption of the Standard required it to remove its existing land, buildings, and equipment associated with its headquarters lease as well as the associated liability. The Company assessed the elements of its lease agreement and upon adoption, recorded an operating lease associated with the sale leaseback of land underlying the headquarter facility, and a second operating lease associated with the building. The cumulative effect of the adoption of the Standard was recorded to stockholders’ equity.
The impact of adoption on the Company’s December 31, 2021, consolidated balance sheet was as follows:

	As Reported December 31, 2021	Adoption of Lease Standard	As Adjusted December 31, 2021
Assets
Land, buildings, and equipment	$21,731	$(16,543)	$5,188
Operating lease right-of-use assets	—	14,090	14,090

	$21,731	$(2,453)	$19,278

Liabilities and stockholders’ equity
Current portion of financing lease obligations	$370	$(4)	$366
Other current liabilities	191	276	467
Financing lease obligations	17,506	(17,371)	135
Operating lease obligations	—	13,814	13,814
Accumulated deficit	(196,092)	832	(195,260)

	$(178,025)	$(2,453)	$(180,478)

The Company records its operating lease liabilities at the present value of the future lease payments over the lease term. If the lease term includes options to extend or terminate the lease, those elements are included in the determination of lease term when it is reasonably certain that the option will be exercised. The rate used to determine the present value of future lease payments is the rate stated in the lease agreement, or if not stated, the Company’s incremental borrowing rate is used, up to an effective rate that enables the lease liability to amortize to zero over the lease term. Rent expense for operating leases is recorded in selling, general, and administrative
(SG&A)
expense in the consolidated statements of operations and in operating cash flows in the consolidated statements of cash flows. The Company also records operating lease right-of-use assets at an initial amount equal to the operating lease liability. Those right-of-use assets are amortized to lease expense within SG&A over the lease term using the effective interest method to ensure the right-of-use asset amortizes to zero concurrent with the associated liability, and the right-of-use asset amortization expense is also reported in operating cash flows in the consolidated statements of cash flows.
The Company records its financing lease liabilities at the present value of the future lease payments over the lease term. If the lease term includes options to extend or terminate the lease, those elements are included in the determination of lease term when it is reasonably certain that the option will be exercised. The rate used to determine the present value of future lease payments is the rate stated in the lease agreement, or if not stated, the Company’s incremental borrowing rate is used, up to an effective rate that enables the lease liability to amortize to zero over the lease term. Expense associated with financing leases is recorded in interest, net in the consolidated statements of operations and in operating cash flows in the consolidated statements of cash flows.
The Company is obligated under
non-cancellable
operating leases, primarily for office space and certain equipment, as follows:

	March 31, 2022
	Remaining	Right-of-Use
In Thousands	Term (years)	Asset
Roseville, MN lease	16.1	$13,969

Total		$13,969
The Roseville, M
N
lease includes four options to each extend the lease for

5 years
.
These options to extend the lease are not recognized as part of the right-of-use
assets and operating lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s agreement does not include options to terminate the lease.

The components of lease expense were as follows:

In Thousands	Three Months Ended March 31, 2022
Finance lease costs	$9
Operating lease costs	399
Variable lease costs	231

Total	$639

Operating lease cost for short-term leases was not material for the three months ended March 31, 2022.
Other information related to leases was as follows:

In Thousands except for lease term and discount rate	As of and for Three Months Ended March 31,
	Operating	Financing
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$67	$—
Financing cash flows	$—	$94
Weighted average remaining lease term (years)	16.1	0.9
Weighted average discount rate	7.9%	8.1%

As of March 31, 2022, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2022	$1,034	$231	$1,265
2023	1,446	99	1,545
2024	1,480	—	1,480
2025	1,479	—	1,479
2026	1,479	—	1,479
2027	1,479	—	1,479
Thereafter	16,991	—	16,991

	25,388	330	25,718
Less: imputed interest	(11,365)	(15)	(11,380)

Total	$14,023	$315	$14,338

Litigation and Claims
The Company is not currently a party to any material pending legal proceeding.
9. SUPPLEMENTAL INFORMATION
Certain statement of operations amounts are as follows:

	Three Months Ended March 31,
In Thousands	2022	2021
Stock-based compensation expense:
Research and development	$30	$392
Selling, general, and administrative	501	(1,842)

Total	$531	$(1,450)

	Three Months Ended March 31,
In Thousands	2022	2021
Interest, net:
Interest expense	$(10)	$(360)
Interest income	1	14
Common stock warrants - financing costs amortization	(8)	—

Total	$(17)	$(346)

Certain balance sheet amounts are as follows:

In Thousands	As of March 31, 2022	As of December 31, 2021
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$17,285	$13,823
Restricted cash	499	499
Non-current restricted cash	99	99

Total	$17,883	$14,421

Supplemental statement of cash flows information is as follows:

	As of March 31,
In Thousands	2022	2021
Interest paid	$8	$359

Non-cash
transactions not reported in the consolidated statement of cash flows is as follows:

	As of March 31,
In Thousands	2022	2021
Receivable from Jefferies for shares issued under ATM facility	$(260)	$—
Non-cash additions to land, buildings, and equipment	$(202)	$—
Unpaid stock offering costs included in stockholders’ equity	$257	$—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	$832	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$14,090	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form
10-Q
and with its Annual Report on Form
10-K
for the year ended December 31, 2021, including the Consolidated Financial Statements and Notes incorporated therein.
EXECUTIVE OVERVIEW
Calyxt is a plant-based synthetic biology company. The Company currently leverages its proprietary PlantSpring
™
technology platform to engineer plant metabolism to produce innovative, high-value, and sustainable materials and products for use in helping customers meet their sustainability targets and financial goals. The Company’s primary focus and commercialization strategy is on engineering synthetic biology solutions through its PlantSpring platform for manufacture using its proprietary and differentiated BioFactory
™
production system for a diverse base of target customers across an expanded group of end markets including the cosmeceutical, nutraceutical, and pharmaceutical industries. The Company also intends to commercialize its PlantSpring technology platform by licensing elements of the platform and historically developed traditional agriculture seed-trait product candidates, as well as selectively developing product candidates for customers in traditional agriculture.
The Company is an early-stage company and has incurred net losses since its inception. As of March 31, 2022, the Company had an accumulated deficit of $200.9 million. The Company’s net losses were $5.6 million for the three months ended March 31, 2022. The Company expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter
and
year-to-year.
The Company expects that its expenses will be primarily driven by:

•
Research and development (R&D) expenses to continue to enhance the capabilities of its PlantSpring technology platform, including continued investments in artificial intelligence and machine learning (AIML) capabilities;

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
BUSINESS UPDATE
In January 2022, the Company announced that its initial pilot BioFactory production system became operational at its headquarters in Minnesota. This development occurred on schedule and marked an important first step toward achieving at-scale commercial production. The Company has completed multiple runs in its pilot BioFactory, focusing on ensuring the system is operating as planned, its Plant Cell Matrix
™
(PCM
™
) structures perform as expected, and that data is being captured properly as it is a driver of future AIML capability. The pilot facility is modular and designed to be able to continuously produce plant-based chemistries while also producing multiple compounds at once. These capabilities are expected to provide the Company with flexibility when producing chemistries for multiple customers at the same time. The Company intends to scale this pilot production to enable full production runs of compounds similar to those demanded for commercial production.
The Company has also begun to deploy additional AIML capabilities to both PlantSpring and the pilot Biofactory. The Company currently uses AIML to assist in the identification of gene targets in the PlantSpring development process. During the past quarter it integrated AIML capabilities into its lab-scale reactors, enabling the continual capture and analysis of data, leading to optimization of performance. The Company intends to advance these lab-scale AIML capabilities into its pilot-scale reactor later this year. This deployment drives future decisions and improves test cycles with the goal of shortening development timelines.
Late last year, the Company reported considerable progress in discovery and development of sustainable plant-based molecules in its BioFactory. Results from its metabolomics analyses indicated more than 15,000 chemical signatures, including both known and as-yet-uncharacterized molecules and building block precursors. These signatures are chemical compounds involved in chemical reactions that produce other compounds. The chemical signatures that have been identified form a baseline library that enables Calyxt to quickly identify and assess customers’ targets with the potential to drive accelerated development timelines. From this library, the Company has, based on interest expressed by potential customers, produced rosemarinic acid, a compound with antioxidant, anti-inflammatory,
and antimicrobial properties and that is used broadly in cosmeceuticals and nutraceuticals. The Company has also used this baseline library to identify six additional compounds of interest for prospective customers. The Company intends to move the PCM producing rosemarinic acid into the pilot BioFactory to further advance the BioFactory’s capabilities and scale.
Using data it has accumulated from its land-based activities and its lab scale bioreactors, the Company has demonstrated at least a 35-fold increase in yield from land-based production to a lab scale bioreactor. The Company projects a further yield increase as it moves production to pilot scale. Taken together with the land-based to lab results, the further advancement to lab scale could drive an aggregate increase in yield of as much as 130-fold over land-based production yields based on the current scale of the pilot BioFactory. These results underpin the Company’s scalability and sustainability benefits of the BioFactory production system.
Calyxt’s business model for its proprietary PlantSpring technology and the BioFactory is customer demand-driven. During the quarter the Company continued to advance its discussions with potential customers within its target end markets including the cosmeceutical, including personal care and flavors and fragrances, nutraceutical, and pharmaceutical industries. These are three key large end markets with customers that have current business needs to source finite plant-based chemistries. They are also markets known to be fast adopters of innovation that are actively seeking to reduce carbon footprints. For example, based on research from MarketsandMarkets
1
, Calyxt estimates that the cosmeceutical ingredients market, which also includes personal care and flavors and fragrances, was a spend of more than $60 billion in 2020 and growing at a mid-single digit compound annual growth rate. This market includes large multinational cosmetics brands, regional and specialty brands, and flavor and fragrance houses who manufacture products or provide ingredients for those brands.
1
Source:

1.	MarketsandMarkets, Personal Care Ingredients Market – Global Forecast to 2025 ,

2.	MarketsandMarkets, Global Color Cosmetics Market – Forecast Till 2020,

3.	MarketsandMarkets, Fragrance Ingredients Market – Global Trends & Forecast to 2019

4.	MarketsandMarkets, Flavors and Fragrance Market – Global Forecast to 2026
The breadth and depth of the Company’s business development discussions have grown. The Company has evaluated 28 molecules identified by potential customers for development with PlantSpring for production in its Biofactory. That amount does not include another 58 such molecules that did not meet the Company’s target product profile, or TPP, criteria and were not evaluated further. The group of 28 molecules includes several that were identified by the potential customers as having been unsuccessfully attempted by others in the industry. As part of the customer acquisition process, the Company is expecting to produce small quantities of product for evaluation by the customer and as a result, the Company believes the development cycle from contract signing to commercialization may likely be shorter than 36 months.
The Company is targeting two to four customer demand-driven compounds for development within the Design-Engineer-Verify process by year end using its selection criteria to determine the compounds to pursue. The Company uses the term “compounds” to describe compounds, molecules, and plant-based chemistries interchangeably.
In the first quarter of 2022, the Company finalized its strategy for optimizing potential revenue from the licensing of its technology and plant traits. The strategy is two-pronged and reflects (1) a broad outreach to companies in the plant gene-editing and biotechnology space for their licensing of the Company’s intellectual property assets and (2) the monetization of the Company’s historically developed agricultural traits through their license to counterparties including seed companies, processors, and others. The Company is offering licenses for the many gene editing and breeding technologies in its patent portfolio, including its TALEN patent estate. As it relates to the licensing of agricultural traits strategy, active discussions are occurring on multiple traits, including the Company’s soybean and wheat offerings. The Company is targeting the execution of licenses in both the technology and trait licensing categories during 2022.
In the fourth quarter of 2021, the Company contracted with a large food ingredient manufacturer to develop a soybean intended to produce an oil that could serve as a replacement for palm oil. The project remains on track for a first quarter of 2024 completion. The food ingredient manufacturer is funding the Company’s development costs over the term of the agreement and holds an option for future development and commercialization.
In February 2022, the Company announced that Gerry Nuovo joined as its Senior Vice President of Business Development, bringing more than 30 years of experience in the specialty chemicals and biotechnology industries and diverse experience building multimillion-dollar income streams in the cosmeceuticals end market, including personal care and home care. Mr. Nuovo will be responsible for business development activities in cosmeceuticals, including potential partnerships, deal structures, valuation models, and subsequent transaction execution and alliance management.
In April 2022, the Company announced the hires of Ms. Suellen Boot as Business Development Director and Ms. Elizabeth Teigland as Manufacturing Director. Ms. Boot brings over 20 years of valuable business development experience to Calyxt where she will be responsible for a number of functions, including potential partnerships, deal structures, valuation models, and subsequent transaction execution and alliance management. Ms. Teigland brings over 15 years of chemistry and purification expertise to Calyxt and will be responsible for pilot to commercial scale production of the Company’s customer demand-driven compounds, and along with an R&D leader, the Verify stage of product development.
In February 2022, the Company closed
the
 Follow-On Offering of 3,880,000 shares of its common stock, Pre-Funded Warrants to purchase up to 3,880,000 shares of its common stock, and Common Warrants to purchase up to 7,760,000 shares of its common stock. The gross proceeds of the offering were $10.9 million, before deducting underwriting fees and estimated offering expenses. The Company plans to use the approximately $10.0 million in net proceeds from the offering for enhancing the capabilities of its BioFactory production system and increasing its capacity to produce at larger scales, continuing to build out the Company’s PlantSpring technology platform and AIML capabilities, furthering customer relationships, and for working capital and general corporate purposes.
RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF RESULTS
The Company is a majority-owned subsidiary of Cellectis. As of March 31, 2022, Cellectis owned 56.1 percent of the Company’s issued and outstanding common stock. Cellectis has certain contractual rights as well as rights pursuant to the Company’s certificate of incorporation and bylaws, in each case, for so long as it maintains threshold beneficial ownership levels in the Company’s shares.
The Company holds an exclusive license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. This intellectual property covers methods to edit plant genes using “chimeric restriction endonucleases,” which include TALEN
®
, CRISPR/Cas9, zinc finger nucleases, and some types of meganucleases.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Revenue is recognized from sales of products, from licenses of technology, and from product development activities for customers.

Cost of Goods Sold
Cost of goods sold are recognized as products are sold. Generally, there are minimal costs of goods sold associated with the Company’s technology licensing activities.
Research and Development (R&D) Expense
The Company’s R&D expenses primarily consist of employee-related costs for personnel who research and develop its product candidates, fees for contractors who support product development activities, purchasing material and supplies for its laboratories, licensing, an allocation of facility and information technology expenses, and other costs associated with owning and operating its own laboratories and pilot BioFactory capabilities. This includes the costs of performing activities to discover and develop products and advance the Company’s PlantSpring technology platform, including its intellectual property portfolio. BioFactory expenses from lab through pilot, unless incurred related to a specific product sold to a customer, are also classified as R&D expense. R&D expenses also include costs to write and support the research for filing patents. The Company recognizes R&D expenses as they are incurred.
Selling, General, and Administrative (SG&A) Expense
SG&A expenses consist primarily of employee-related expenses for selling and licensing the Company’s products and employee-related expenses for its executive, legal, intellectual property, information technology, finance, and human resources functions. Other SG&A expenses include facility and information technology expenses not otherwise allocated to R&D expenses, professional fees for auditing, tax and legal services, expenses associated with maintaining patents, consulting costs and other costs of the Company’s information systems, and costs to market its products.
Interest, net
Interest, net is comprised of interest income resulting from investments of cash and cash equivalents, short-term investments, unrealized gains and losses on short-term investments, issuance costs associated with the Common Warrants, and interest expense incurred related to financing lease obligations. It is also driven by balances, yields, and timing of financing and other capital raising activities.
Non-operating
expenses
Non-operating
expenses are expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market
of common stock warrants, foreign exchange-related transactions, and disposals of land, buildings, and equipment.
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
Recent Developments –
COVID-19
Update
In accordance with the Company’s
COVID-19
Preparedness Plan, Minnesota executive order requirements, and guidelines promoted by the Centers for Disease Control and Prevention, the Company implemented health and safety measures for the protection of its onsite workers, maintained remote work arrangements for its non-laboratory
personnel, and implemented, as necessary, appropriate self-quarantine precautions for potentially affected laboratory personnel. On May 28, 2021, nearly all Minnesota
COVID-19
restrictions came to an end, including all capacity limits and distancing requirements – both indoors and outdoors. The Company’s non-laboratory
personnel returned to working onsite in
mid-July
2021.
During the three months ended March 31, 2022, the
COVID-19
pandemic did not have a material impact on the Company’s operations. However, a resurgence or prolonging of the
COVID-19
pandemic, governmental response measures (including vaccination requirements or other mandatory health and safety requirements) and resulting disruptions could rapidly offset such improvements. Moreover, the long-term effects of the
COVID-19
pandemic on the financial markets and broader economy remain uncertain, which may make obtaining capital challenging and may exacerbate the risk that capital, if available, may not be available on terms acceptable to the Company. There continues to be uncertainty relating to the
COVID-19
pandemic and its long-term impact, and many factors could affect the Company’s results and operations, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021
A summary of the Company’s results of operations for the three months ended March 31, 2022, and 2021 follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	(In thousands, except percentage values)
Revenue	$32	$4,402	$(4,370)	(99)%
Cost of goods sold	—	6,745	(6,745)	(100)%

Gross profit	32	(2,343)	2,375	101%
Research and development	2,941	3,050	(109)	(4)%
Selling, general, and administrative	3,180	4,258	(1,078)	(25)%
Management fees	—	30	(30)	NM

Loss from operations	(6,089)	(9,681)	3,592	37%
Interest, net	(17)	(346)	329	95%
Non-operating expenses	487	(1)	488	48,800%

Net loss	$(5,619)	$(10,028)	$4,409	44%

Basic and diluted net loss per share	$(0.13)	$(0.27)	$0.14	52%

Adjusted EBITDA 1	$(4,955)	$(6,827)	$1,872	27%

1
See “Use of
Non-GAAP
Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.
NM
-
not meaningful
Revenue, Cost of Goods Sold, and Gross Profit
Revenues were nominal in the first quarter of 2022, a decrease of $4.4 million, or 99 percent, from the first quarter of 2021. Cost of goods sold was zero in the first quarter of 2022, a decrease of $6.7 million, or 100 percent, from the first quarter of 2021. Gross profit was nominal, constituting 100 percent of revenue, in the first quarter of 2022, compared to negative $2.3 million, or negative 53 percent of revenue, in the first quarter of 2021. The decreases in revenue and cost of goods sold and improvement in gross profit were driven by the late 2021 completion of the wind-down of the Company’s soybean product line. All revenue in the first quarter of 2022 was associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.
Research and Development Expense
R&D expense was $2.9 million in the first quarter of 2022, a decrease of $0.1 million, or 4 percent, from the first quarter of 2021. The decrease was primarily driven by the recapture of non-cash
stock compensation expense from the forfeiture of unvested stock awards in the first quarter of 2022 and lower operating expenses, partially offset by an increase in allocated SG&A costs of $0.5 million.
Selling, General, and Administrative Expense
SG&A expense was $3.2 million in the first quarter of 2022, a decrease of $1.1 million, or 25 percent, from the first quarter of 2021. The decrease was driven by higher cost allocations to R&D expense of $0.5 million, lower insurance costs of $0.4 million, lower operating expenses of $0.2 million, and the recapture of non-cash
stock compensation expense from the forfeiture of unvested awards in the first quarter of 2022. These decreases were partially offset by an increase of $0.2 million driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.
Interest, net
Interest, net was nominal in the first quarter of 2022, a decrease of $0.3 million, or 95 percent, from the first quarter of 2021. The decrease was driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.
Non-operating expenses
Non-operating expenses were income of $0.5 million in the first quarter of 2022, an improvement of $0.5 million, or 48,800 percent, from the first quarter of 2021. The improvement was driven by the mark-to-market of the Company’s Common Warrants, which declined in value due to a decline in stock price.
Net Loss and Adjusted Net Loss
Net loss was $5.6 million in first quarter of 2022, an improvement of $4.4 million, or 44 percent, from the first quarter of 2021. The improvement in net loss was driven by the completion of the wind-down of the soybean product line which drove an improvement in gross margin and lower operating expenses.

Adjusted net loss was $6.0 million in the first quarter of 2022, an improvement of $2.9 million, or 32 percent, from the first quarter of 2021. The improvement in adjusted net loss was driven by the completion of the wind-down of the soybean product line which drove an improvement in gross margin and lower operating expenses.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.
Net Loss Per Share and Adjusted Net Loss Per Share
Net loss per share was $0.13 in the first quarter of 2022, an improvement of $0.14 per share, or 52 percent, from the first quarter of 2021. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.
Adjusted net loss per share was $0.14 in the first quarter of 2022, an improvement of $0.10 per share, or 42 percent, from the first quarter of 2021. The improvement in adjusted net loss per share was driven by the improvement in adjusted net loss and a year-over-year increase in weighted average shares outstanding.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.
Adjusted EBITDA
Adjusted EBITDA loss was $5.0 million in the first quarter of 2022, an improvement of $1.9 million, or 27 percent, from the first quarter of 2021. The improvement was driven by the completion of the wind-down of the soybean product line which drove an improvement in gross margin and lower operating expenses.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible from the capital markets, including under its ATM Facility. That additional liquidity is subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations.
As of March 31, 2022, the Company had $17.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to future equipment rent payments, as required under its equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The Company’s restricted cash was $0.6 million as of March 31, 2022. Current liabilities were $9.5 million as of March 31, 2022. The Company’s current cash, cash equivalents, and restricted cash is sufficient to cover all of its current liabilities as of March 31, 2022.
On February 23, 2022, the Company completed a
follow-on
offering (the
Follow-On
Offering) and issued 3,880,000 shares of its common stock,
pre-funded
warrants to purchase up to 3,880,000 shares of its common stock
(Pre-Funded
Warrants), and common warrants to purchase up to 7,760,000 shares of its common stock (Common Warrants). In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.
The Company’s liquidity funds its
non-discretionary
cash requirements and its discretionary spending. Prior to the wind-down of the Company’s soybean go-to-market
strategy, working capital was its principal
non-discretionary
funding requirement. In addition, the Company has contractual obligations related to recurring business operations, primarily related to its headquarters and laboratory facilities. The Company’s principal discretionary cash spending is for capital expenditures. The Company’s capital expenditures include its pilot-scale BioFactory production system which became operational in December 2021 and may require additional capital expenditures in 2022 to support additional pilot-scale or commercial-level production based on customer demand.

Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands	2022	2021	$ Change	% Change
Net loss	$(5,619)	$(10,028)	$4,409	44%
Depreciation and amortization expenses	370	585	(215)	(37)%
Stock-based compensation	531	(1,450)	1,981	137%
Unrealized (gain) loss on mark-to-market of common stock warrants	(435)	—	(435)	NM
Changes in operating assets and liabilities	(1,251)	1,476	(2,727)	(185)%

Net cash used by operating activities	$(6,404)	$(9,417)	$3,013	32%

NM - not meaningful
Net cash used by operating activities was $6.4 million in the first quarter of 2022, an improvement of $3.1 million, or 32 percent, from the first quarter of 2021. The improvement was driven by a $4.4 million decrease in net loss and a $2.0 million increase in non-cash
stock compensation, primarily the result of the forfeiture of unvested stock awards in the first quarter of 2021, both partially offset by a $2.7 million decline in cash provided by operating assets and liabilities due to the completion of the wind-down of the soybean product line.
The Company expects cash used by operating activities in 2022 to be higher than 2021 driven by the elimination of the working capital benefit received in 2021 from the wind-down of the soybean product line, and a slightly higher net loss driven by AIML and BioFactory-related investments.
Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands	2022	2021	$ Change	% Change
Sales and (purchases) of short-term investments, net	$—	$8,653	$(8,653)	(100)%
Purchases of land, buildings, and equipment	(545)	(269)	(276)	(103)%

Net cash (used by) provided by investing activities	$(545)	$8,384	$(8,929)	(107)%

Net cash used by investing activities was $0.5 million in the first quarter of 2022, an increase in cash used of $8.9 million, or 107 percent, from the first quarter of 2021. This increase in cash used was driven by the 2021 draw-down of short-term investments to fund operations and slightly higher capital expenditures.
The Company expects cash used for purchases of land, buildings, and equipment in 2022 to be higher than 2021, driven by investments to scale its BioFactory production system and its AIML capabilities.
Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands	2022	2021	$ Change	% Change
Proceeds from common stock issuance	$11,209	$—	$11,209	NM
Costs incurred related to the issuance of stock	(704)	—	(704)	NM
Repayments of financing lease obligations	(94)	(88)	(6)	(7)%
Proceeds from the exercise of stock options	—	208	(208)	(100)%

Net cash provided by financing activities	$10,411	$120	10,291	8,576%

NM – not meaningful
Net cash provided by financing activities was $10.4 million in the first quarter of 2022, an increase of $10.3 million, or 8,576 percent, from the first quarter of 2021. The increase was primarily driven by $10.0 million of net proceeds from the
Follow-On
Offering.

Capital Resources
Operating Capital Requirements
The Company has incurred losses since its inception and its net loss was $5.6 million for the three months ended March 31, 2022, and it used $6.4 million of cash for operating activities for the three months ended March 31, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC regulations, from the capital markets, including under its ATM Facility.
As of March 31, 2022, the Company had $17.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its equipment financing leases and was $0.6 million as of March 31, 2022, with $0.5 million scheduled to be returned in December 2022. Current liabilities were $9.5 million as of March 31, 2022.
In the
Follow-On
Offering, the Company issued 3,880,000 shares of its common stock, 3,880,000
Pre-Funded
Warrants, and 7,760,000 Common Warrants. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.
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
For example, based on the Company’s public float, as of the date of the filing of its Annual Report on Form
10-K,
the Company is only permitted to utilize a “shelf” registration statement, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form
S-3,
which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third
of its public float during any twelve consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures are expected to be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms.
The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash, cash equivalents, and restricted cash as of March 31, 2022, considering its plan to continue to invest in the growth and scaling of its BioFactory production system and AIML capabilities, the $10.0 million of net proceeds from the
Follow-On
Offering, and considering additional efforts in reassessing its discretionary spending, is sufficient to fund its operations into early 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it anticipates that it will need to raise additional capital to support this business plan for a period of 12 months or more from the date of this filing.
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
If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, management may be required to implement various cost reduction and other cash-focused measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, it could result in dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly harm the Company’s business, financial condition, and prospects.
The Company’s financing needs are subject to change depending on, among other things, the success of its product development efforts, the effective execution of its business model, its revenue, and its efforts to effectively manage expenses. The effects of the
COVID-19
pandemic, other macroeconomic events, and potential geopolitical developments on the financial markets and broader economic uncertainties may make obtaining capital through equity or debt financings more challenging and may exacerbate the risk that such capital, if available, may not be available on terms acceptable to the Company.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
As of March 31, 2022, there were no material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.
CRITICAL ACCOUNTING ESTIMATES
The preceding discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions, and judgments that affect the reported amounts in its consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the policies discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, are the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions, and judgments about matters that are inherently uncertain.
Valuation of Common Warrants
The Common Warrants have been classified as a liability in the Company’s consolidated balance sheet because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Change of Control Put. If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. Those assumptions were as follows on March 31, 2022:

As of March 31, 2022
Estimated fair value of Common Warrants	$0.64
Assumptions:
Risk-free interest rate	2.5%
Expected volatility	80.0%
Expected term to liquidation (in years)	5.4

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.
As of March 31, 2022, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.
USE OF
NON-GAAP
FINANCIAL INFORMATION
To supplement the Company’s financial results prepared in accordance with GAAP, it has prepared certain non-GAAP
measures that include or exclude special items. These
non-GAAP
measures are not meant to be considered in isolation or as a substitute for financial information presented in accordance with GAAP and should be viewed as supplemental and in addition to the Company’s financial information presented in accordance with GAAP. Investors are cautioned that there are material limitations associated with the use of non-GAAP
financial measures. In addition, other companies may report similarly titled measures, but calculate them differently, which reduces their usefulness as a comparative measure. Management utilizes these non-GAAP
metrics as performance measures in evaluating and making operational decisions regarding the Company’s business.
The Company’s 2021
non-GAAP
financial measures reflect adjustments for certain commodity derivatives entered into in connection with its soybean product line. As a result of the completed wind-down of this product line, the Company held no commodity derivative contracts as of March 31, 2022.

The Company presents adjusted net loss, a
non-GAAP
measure, and defines it as net loss including adjustments necessary to present the underlying gross profit of its soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding cash-based Section 16 officer transition expenses, the recapture of non-cash
stock compensation associated with the departure of Section 16 officers, and non-operating
expenses.
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
The table below presents a reconciliation of net loss to adjusted net loss:

	Three Months Ended March 31,
In Thousands	2022	2021
Net loss (GAAP measure)	$(5,619)	$(10,028)
Non-GAAP adjustments:
Commodity derivative impact, net	—	211
Net realizable value adjustment to inventories	—	787
Section 16 officer transition expenses	116	2,721
Recapture of non-cash stock compensation	—	(2,540)
Non-operating expenses	(487)	1

Adjusted net loss	$(5,990)	$(8,848)

The Company presents adjusted net loss per share, a
non-GAAP
measure, and defines it as net loss per share including adjustments necessary to present the underlying gross profit of its soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding cash-based Section 16 officer transition expenses, the recapture of non-cash
stock compensation associated with the departure of Section 16 officers, and non-operating
expenses.
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
period-to-period
comparability of net losses per share and financial performance.
The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended March 31,
	2022	2021
Net loss per share (GAAP measure)	$(0.13)	$(0.27)
Non-GAAP adjustments:
Commodity derivative impact, net	—	0.01
Net realizable value adjustment to inventories	—	0.02
Section 16 officer transition expenses	—	0.07
Recapture of non-cash stock compensation	—	(0.07)
Non-operating expenses	(0.01)	—

Adjusted net loss per share	$(0.14)	$(0.24)

The Company presents adjusted EBITDA, a
non-GAAP
measure, and defines it as net loss including adjustments necessary to present the underlying gross profit of its soybean product line, including (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding interest, net, depreciation and amortization expenses, operating lease right-of-use asset amortization expenses, non-cash
stock compensation expenses including the recapture of
non-cash
stock compensation associated with the departure of Section 16 officers, cash-based Section 16 officer transition expenses, and non-operating
expenses.
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
period-to-period
comparability of financial results where certain items may vary significantly independent of business performance.
The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
In Thousands	2022	2021
Net loss (GAAP measure)	$(5,619)	$(10,028)
Non-GAAP adjustments:
Interest, net	17	346
Depreciation and amortization expenses	370	585
Operating lease right-of-use asset amortization expenses	177	—
Stock-based compensation expenses	531	(1,450)
Commodity derivative impact, net	—	211
Net realizable value adjustment to inventories	—	787
Section 16 officer transition expenses	116	2,721
Non-operating expenses	(487)	1

Adjusted EBITDA	$(4,955)	$(6,827)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2022. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form
10-Q,
primarily in Note 3. Financial Instruments Measured at Fair Value and Concentrations of Credit Risk.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not a party to any material pending legal proceedings as of March 31, 2022. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any shares of stock or have any unregistered sales of equity securities during the three months ended March 31, 2022.
Item 5. Other Information.
Approval of 2022 Annual Incentive Payment Criteria
On March 4, 2022, Calyxt established the 2022 Short Term Incentive Plan (“STIP”), which provides performance-based cash awards for certain of the Company’s executives, subject to a maximum limit of 200% of the executive’s base salary. Under the STIP, the eligible executives will receive a performance bonus based on a percentage of the individual’s annual base salary, with Company performance objectives and individual performance objectives established by the Board of Directors of the Company (the “Board”), and each comprising 50% of the bonus determination for executive officers other than the CEO. The Company performance objectives comprise 100% of the bonus determination for the CEO. To be eligible to receive a bonus under the STIP, a participant in the plan must be employed by the Company as of both December 31, 2022 and the payment date, unless otherwise provided in a written agreement between the Company and the participant, and bonuses are subject to clawback to the extent required or permitted by law. The foregoing description of the STIP does not purport to be complete and is qualified by reference in its entirety by reference to the STIP, a copy of which is attached to this report as Exhibit 10.2 and is incorporated herein by reference. In accordance with the terms of the form of performance stock unit agreement (the “PSU Agreement”) filed as Exhibit 10.1 to this Form 10-Q, and incorporated herein by reference, the target performance goals under the Company’s 2022 STIP shall also apply for purposes of the “Percentage Achievement” under the PSU Agreement for the performance period from January 1, 2022 to and including December 31, 2022.

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 1, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2022)

10.1†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2022)

10.2*†	Calyxt, Inc. 2022 Short Term Incentive Plan

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL

*	Filed herewith
†	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2022.

CALYXT, INC.

By:	/s/ Michael A. Carr
Name:	Michael A. Carr
Title:	President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)