Form 10-Q
period 2022-06-30
Calyxt, Inc.
filed 2022-08-04
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022;
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
of the Exchange Act).  ☐  Yes    ☒  No
As of
August 3
, 2022, there were 46,792,093 shares of common stock, $0.0001 par value per share, outstanding.

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
The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its cash runway; its product pipeline and development; its business model and strategies for the development, commercialization and sales of commercial products; commercial demand for its synthetic biology solutions; the development and deployment of its PlantSpring technology platform; its ability to deploy and leverage its artificial intelligence and machine learning (AIML) capabilities; the ability to scale production capability for its BioFactory production system; potential development agreements, partnerships, customer relationships, and licensing arrangements and their contribution to its financial results, cash usage, and growth strategies; the potential impact of the
COVID-19
pandemic on its business and operating results; and anticipated trends in its business. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the impact of increased competition, including competition from a broader array of synthetic biology companies; competition for customers, partners, and licensees and the successful execution of development and licensing agreements; disruptions at its key facilities, including disruptions impacting its BioFactory production system; flaws in AIML algorithms, insufficiency of data inputs required by such algorithms, and human error in interacting with AIML; changes in customer preferences and market acceptance of its products; changes in market consensus as to what attributes are required for a product to be considered “sustainable”; the impact of adverse events during development, including unsuccessful pilot production of plant-based chemistries or field trials; the impact of improper handling of its product candidates during development; failures by third-party contractors; inaccurate demand forecasting or milestone and royalty payment projections; the effectiveness of commercialization efforts by commercial partners or licensees; disruptions to supply chains, including raw material inputs for its BioFactory; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets; the severity and duration of the evolving
COVID-19
pandemic and the resulting impact on macro-economic conditions; and other important factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s filings with the SEC, included in Part I, Item 1A of its Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 (its Annual Report) and its subsequent reports on Forms
10-Q
and
8-K
filed with the SEC.
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

PART I. FINANCIAL
INFORMATION
Item 1. Financial Statements
CALYXT
, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,316	$13,823
Restricted cash	545	499
Prepaid expenses and other current assets	1,002	859

Total current assets	12,863	15,181
Non-current restricted cash	53	99
Land, buildings, and equipment	5,077	21,731
Operating lease right-of-use assets	13,855	—
Other non-current assets	169	183

Total assets	$32,017	$37,194

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$519	$1,260
Accrued expenses	262	339
Accrued compensation	2,272	2,522
Due to related parties	101	172
Current portion of financing lease obligations	246	370
Common stock warrants	688	—
Other current liabilities	413	191

Total current liabilities	4,501	4,854
Financing lease obligations	37	17,506
Operating lease obligations	13,652	—
Other non-current liabilities	68	702

Total liabilities	18,258	23,062

Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 46,815,694 shares issued and 46,715,542 shares outstanding as of June 30, 2022, and 38,874,146 shares issued and 38,773,994 shares outstanding as of December 31, 2021	5	4
Additional paid-in capital	218,161	211,263
Common stock in treasury, at cost; 100,152 shares as of June 30, 2022, and December 31, 2021	(1,043)	(1,043)
Accumulated deficit	(203,364)	(196,092)

Total stockholders’ equity	13,759	14,132

Total liabilities and stockholders’ equity	$32,017	$37,194

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$41	$11,880	$73	$16,282
Cost of goods sold	—	11,527	—	18,272

Gross profit	41	353	73	(1,990)
Operating expenses:
Research and development	3,250	2,844	6,191	5,894
Selling, general, and administrative	3,556	3,493	6,736	7,781

Total operating expenses	6,806	6,337	12,927	13,675

Loss from operations	(6,765)	(5,984)	(12,854)	(15,665)
Gain upon extinguishment of Payroll Protection Program loan	—	1,528	—	1,528
Interest, net	(16)	(357)	(33)	(703)
Non-operating income ( expenses )	4,296	6	4,783	5

Loss before income taxes	(2,485)	(4,807)	(8,104)	(14,835)
Income taxes	—	—	—	—

Net loss	$(2,485)	$(4,807)	$(8,104)	$(14,835)

Basic and diluted net loss per share	$(0.05)	$(0.13)	$(0.18)	$(0.40)

Weighted average shares outstanding – basic and diluted	46,663,475	37,199,349	44,354,610	37,168,018

Anti-dilutive stock options, restricted stock units, performance stock units, and common stock warrants	16,234,030	5,223,327	16,234,030	5,223,327

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands Except Shares Outstanding)

Three Months Ended June 30, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2022	42,741,763	$5	$216,838	$(1,043)	$(200,879)	$14,921
Net loss	—	—	—	—	(2,485)	(2,485)
Stock-based compensation	—	—	1,323	—	—	1,323
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	93,779	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	3,880,000	—	—	—	—	—

Balance at June 30, 2022	46,715,542	$5	$218,161	$(1,043)	$(203,364)	$13,759

Three Months Ended June 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2021	37,163,187	$4	$203,565	$(1,043)	$(176,921)	$25,605
Net loss	—	—	—	—	(4,807)	(4,807)
Stock-based compensation	—	—	1,079	—	—	1,079
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	42,286	—	19	—	—	19

Balance at June 30, 2021	37,205,473	$4	$204,663	$(1,043)	$(181,728)	$21,896

Six Months Ended June 30, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	38,773,994	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(8,104)	(8,104)
Stock-based compensation	—	—	1,855	—	—	1,855
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	181,548	—	—	—	—	—
Issuance of common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	3,880,000	1	5,050	—	—	5,051
Issuance of common stock upon exercise of pre-funded warrant s	3,880,000	—	—	—	—	—
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832

Balance at June 30, 2022	46,715,542	$5	$218,161	$(1,043)	$(203,364)	$13,759

Six Months Ended June 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	37,065,044	$4	$204,807	$(1,043)	$(166,893)	$36,875
Net loss	—	—	—	—	(14,835)	(14,835)
Stock-based compensation	—	—	(371)	—	—	(371)
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	140,429	—	227	—	—	227

Balance at June 30, 2021	37,205,473	$4	$204,663	$(1,043)	$(181,728)	$21,896

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(8,104)	$(14,835)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)
Depreciation and amortization	763	1,180
Stock-based compensation	1,855	(371)
Unrealized (gain) loss on mark-to-market of common stock warrants	(4,723)	—
Changes in operating assets and liabilities:
Accounts receivable	—	893
Due to/from related parties	(71)	(638)
Inventory	—	(1,085)
Prepaid expenses and other current assets	5	3,301
Accounts payable	(114)	1,254
Accrued expenses	(87)	(555)
Accrued compensation	(250)	143
Other	(550)	992

Net cash used by operating activities	(11,276)	(11,249)

Investing activities
Proceeds from sales of short-term investments	—	11,698
Purchases of land, buildings, and equipment	(1,289)	(307)

Net cash (used by) provided by investing activities	(1,289)	11,391

Financing activities
Proceeds from the issuance of common stock , and pre-funded warrants	11,209	—
Costs incurred related to the issuance of common stock , pre-funded warrants , and common warrants	(961)	—
Repayments of financing lease obligations	(190)	(178)
Proceeds from the exercise of stock options	—	227

Net cash provided by financing activities	10,058	49

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,507)	191
Cash, cash equivalents, and restricted cash – beginning of period	14,421	18,289

Cash, cash equivalents, and restricted cash – end of period	$11,914	$18,480

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
10-K
for the year ended December 31, 2021.
Net Loss Per Share
Due to the Company’s net loss position for the three and six months ended June 30, 2022, and June 30, 2021, all of its outstanding stock options, restricted stock units (RSUs), performance stock units (PSUs), and warrants to purchase common stock (Common Warrants) are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options, RSUs, PSUs, or Common Warrants.
Warrants
The Company issued
pre-funded
warrants to purchase common stock
(Pre-Funded
Warrants) in a
follow-on
offering on February 23, 2022 (the
Follow-On
Offering). The Pre-Funded Warrants were exercised in full on May 4, 2022, and subsequently settled with the counterparty.
The Company also issued Common Warrants in the
Follow-On
Offering. The Common Warrants expire on August 23, 2027 and are exercisable for one share of the Company’s common stock for $1.41 per share. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction), generally described as a “change of control” (the Change of Control Put). If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Change of Control Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants.
The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating
income (expenses) in its consolidated statements of operations.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02, Leases
(Topic 842) and in July 2018, ASU
No. 2018-10,
Codification Improvements to Topic 842, Leases, and ASU
2018-11, Leases (Topic
842) – Targeted Improvements (collectively, the Standard). The Standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The Standard establishes a right-of-use
model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement.
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
The Company’s adoption of the Standard required it to remove the previously reported amounts for land, buildings, and equipment associated with its headquarters and laboratory facility lease as well as the associated liability. The Company assessed the elements of its lease agreement and upon adoption, recorded an operating lease associated with the sale leaseback of land component of the lease, and a second operating lease associated with the building component of the lease. The Company recorded operating lease assets and liabilities of $14.1 million within its consolidated balance sheet as of January 1, 2022. The Standard had no impact on the Company’s consolidated statements of operations or cash flows. The $0.8 million cumulative effect of the adoption of the Standard was recorded to stockholders’ equity. See Note 8 for further information regarding the Company’s leases.
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
2. GOING CONCERN
The Company has incurred losses since its inception. The Company’s net loss was
 $8.1 million for the six months ended June 30, 2022, and it used $11.3 million of cash for operating activities for the six months ended June 30, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable
SEC and Nasdaq Global Market (Nasdaq) regulations, from the capital markets, including under the Open Market Sale Agreement
SM
with Jefferies LLC (the ATM Facility).
As of June 30, 2022, the Company had $11.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its equipment financing leases and was $0.6 million as of June 30, 2022, with $0.5 million scheduled to be returned in December 2022. Current liabilities were $4.5 million as of June 30, 2022.
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
the Company is only permitted to utilize a “shelf” registration statement for primary offerings, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form
S-3,
which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than
$75,000,000,
it may not sell more than the equivalent of
one-third
of its public float during any twelve consecutive months pursuant to the baby shelf rules. While alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. Accordingly, the Company continuously assesses market conditions and available financing alternatives.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash, cash equivalents, and restricted cash as of June 30, 2022, considering its plan to continue to invest in the growth and scaling of its BioFactory production system and related capabilities
, the $
10.0
 million of net proceeds from the
Follow-On
Offering, and considering additional efforts in reassessing its discretionary spending, is sufficient to fund its operations into early
2023
. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it anticipates that it will need to raise additional capital to support this business plan for a period of
12
months or more from the date of this filing.
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
Fair Value Measurements and Financial Statement Presentation
The fair values of the Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2022, were as follows:

	June 30, 2022				June 30, 2022
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Common stock warrants	$—	$—	$—	$—	$—	$—	$688	$688

Total	$—	$—	$—	$—	$—	$—	$688	$688

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

As of June 30, 2022
Estimated fair value of Common Warrants	$0.09
Assumptions:
Risk-free interest rate	3.0%
Expected volatility	85.0%
Expected term to liquidation (in years)	5.2

As of June 30, 2022, the Company had no other financial instruments measured at fair value.
The non-current portion of the Company’s financing lease obligations are also considered a financial instrument, which the Company measures at fair value for disclosure purposes. It is a Level 2 liability and had a nominal fair value as of June 30, 2022, and a fair value of
$14.5

million a
s of December 31, 2021.
Foreign Exchange Risk
Foreign currency fluctuations affect the Company’s foreign currency cash flows related primarily to payments to Cellectis. The Company’s principal foreign currency exposure is to the euro. The Company does not hedge these exposures, and it does not believe that the current level of foreign currency risk is significant to its operations.
Concentrations of Credit Risk
The Company invests its cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as short-term investments that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of June 30, 2022, the Company did not hold any short-term investments.
4. RELATED-PARTY TRANSACTIONS
The Company is party to several agreements that govern its relationship with Cellectis, some of which require the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three and six months ended June 30, 2022, and it incurred nominal management fee expenses for the three and six months ended June 30, 2021.
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
TALEN
®
is the Company’s primary gene editing technology. TALEN
®
technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company obtained an exclusive license for the TALEN
®
technology for commercial use in plants from Cellectis. The Company also licenses other technology from Cellectis. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three and six months ended June 30, 2022, and 2021.
5. STOCKHOLDERS’ EQUITY
Follow-On
Public Offering
On February 23, 2022, the Company completed the
Follow-On
Offering, in which it issued 3,880,000 shares of its common stock,
Pre-Funded
Warrants to purchase up to 3,880,000 shares of its common stock, and Common Warrants to purchase up to 7,760,000 shares of its common stock. The aggregate offering price for each share of common stock and accompanying Common Warrant was $1.41. The aggregate offering price for each Pre-Funded Warrant and accompanying Common Warrant was $1.4099. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.

Pre-Funded
Warrants
Each Pre-Funded Warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of
 $0.0001
per share. The
Pre-Funded
Warrants were recorded as a component of stockholders’ equity within additional paid-in
capital. The
Pre-Funded
Warrants were exercised in full on May 4, 2022, and subsequently settled with the counterparty.
Common Stock Warrants
Each Common Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.41 per share. The Common Warrants will be exercisable beginning August 23, 2022 and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheet. Per the terms of the Common Warrants, a holder of an outstanding warrant is not entitled to exercise any portion of such warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.
Warrant transactions for the six months ended June 30, 2022, are as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price	Number of Common Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021:
Issued	3,880,000	$0.0001	7,760,000	$1.41
Forfeited/canceled	—	—	—	—
Exercised	3,880,000	$0.0001	—

Outstanding as of June 30, 2022:	—	—	7,760,000	$1.41

Exercisable as of June 30, 2022:	—	—	—	—

ATM Facility
On September 21, 2021, the Company entered into an ATM Facility with Jefferies LLC who is acting as sole selling agent. Under the terms of the ATM Facility, the Company may, from time-to-time,
issue common stock having an aggregate offering value of up to $50.0 million. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. During the six-month period ended June 30, 2022, the Company did not issue any shares of common stock under the ATM Facility.
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
On February 19, 2021, James Blome ceased serving as the Company’s Chief Executive Officer. In the six-month period ended June 30, 2021, the Company recorded a benefit to earnings from a $2.5 million recapture of non-cash
stock compensation expense from the forfeiture of Mr. Blome’s unvested stock options, RSUs, and PSUs.

As of June 30, 2022, 2,621,614 shares were registered and available for grant under effective registration statements, while 2,961,677 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan and the Inducement Plan. No further awards will be granted under either the 2014 Plan or the Inducement Plan.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2022	2021
Estimated fair values of stock options granted	$0.86	$4.54
Assumptions:
Risk-free interest rate	1.9% - 3.5%	0.6% - 1.1%
Expected volatility	89.7% - 92.8%	80.1% - 82.0%
Expected term (in years)	5.50 - 6.89	5.5 - 6.5

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
Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2021	2,789,110	$10.23	4,658,405	$9.47
Granted			1,609,000	1.12
Exercised			—	—
Forfeited or expired			(329,417)	7.82

Balance as of June 30, 2022	3,018,231	$10.20	5,937,988	$7.30

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense	$709	$800	$890	$405

As of June 30, 2022, options outstanding and exercisable had no aggregate intrinsic value and the weighted average remaining contractual term was 5.3 years as of that date.
Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Net cash proceeds	$—	$19	$—	$227

Intrinsic value of options exercised	$—	$13	$—	$344

As of June 30, 2022, unrecognized compensation expense related to non-vested
stock options was $4.5 million. This expense will be recognized over 25 months on average.
Restricted Stock Units
The Company grants restricted stock units which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	571,303	$6.15
Granted	1,077,600	1.26
Vested	(181,248)	6.38
Forfeited	(61,613)	5.55

Unvested balance as of June 30, 2022	1,406,042	$2.40

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Grant-date fair value	$539	$390	$1,156	$641

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense	$453	$228	$658	$(521)

As of June 30, 2022, unrecognized compensation expense related to restricted stock units was $2.0 million. This expense will be recognized over 27 months on average.
The Company accounts for stock-based compensation awards granted to employees of Cellectis as deemed dividends. The Company recorded deemed dividends as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Deemed dividends from grants to Cellectis employees	$27	$107	$64	$28

Performance Stock Units
In June 2022, PSU grants made to two executive officers in 2019 were forfeited because the underlying performance criteria were not met. These PSUs contained a market condition and had a five-year service period. The Company will continue to expense these PSUs over the remaining service period.
In March 2022,
 the Company granted 530,000 PSUs under the 2017

Plan to five employees including four executive officers. The PSUs include three annual performance periods (2022, 2023, and 2024) and target performance levels for each of those periods linked to the achievement of Company objectives as determined annually for the respective period by the Compensation Committee of the Company’s Board of Directors (the Compensation Committee). Once the annual objectives are approved, the associated expense will be recognized on a straight-line basis over the period from the date of grant through the March 15 determination date. Earned awards will be settled in shares of Company stock no later than the March 15 determination date in the following calendar year. The grant date for the tranche of awards linked to 2022 performance is May 4, 2022. Determination of expense for the 2023 and 2024 tranches of PSUs will be made when the associated business objectives are determined.

In July 2021, the Company granted 600,000 PSUs under the Inducement Plan to Mr. Carr. The PSUs will vest if the Company’s stock remains above three specified price levels for thirty calendar days over the three-year performance period. The PSUs will be settled in unrestricted shares of the Company’s common stock on the vesting date.
PSU activity for the six months ended June 30, 2022, is as follows:

Number of PSUs
Outstanding as of December 31, 2021: Issued	745,000 530,000
Forfeited/canceled	(145,000)
Exercised	—

Outstanding as of June 30, 2022:	1,130,000

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense	$161	$51	$307	$(255)

As of June 30, 2022, unrecognized compensation expense related to PSUs was $1.3 million. This expense will be recognized over 25 months on average.
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
As of June 30, 2022, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2021.
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

•
An equipment financing arrangement that is considered a financing-type lease. This arrangement has a term of four years for each draw. The Company was required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of June 30, 2022, restricted cash totaled $0.6 million. The Company has the option to request the return of excess collateral annually in December, and the amount the Company expects to receive is reflected as a current asset.

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
The Company is obligated under
non-cancellable
operating leases, primarily for office space and certain equipment, as follows:

	As of June 30, 2022
	Remaining	Right-of-Use
In Thousands	Term (years)	Asset
Roseville, MN lease	15.8	$13,852

Total		$13,852

The Roseville, MN lease includes four options to each extend the lease for 5 years. These options to extend the lease are not recognized as part of the right-of-use
assets and operating lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s agreement does not include options to terminate the lease.
The components of lease expense were as follows:

In Thousands	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Finance lease costs	$7	$16
Operating lease costs	394	793
Variable lease costs	227	458

Total	$628	$1,267

Operating lease cost for short-term leases was not material for the six months ended June 30, 2022.
Other information related to leases was as follows:

In Thousands except for lease term and discount rate	As of and for Six Months Ended June 30, 2022
	Operating	Financing
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$135	$—
Financing cash flows	$—	$190
Weighted average remaining lease term (years)	15.8	0.5
Weighted average discount rate	7.9%	8.1%

As of June 30, 2022, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2022	$689	$258	$947
2023	1,446	38	1,484
2024	1,480	—	1,480
2025	1,479	—	1,479
2026	1,479	—	1,479
2027	1,479	—	1,479
Thereafter	16,991	—	16,991

	25,043	296	25,339
Less: imputed interest	(11,088)	(13)	(11,101)

Total	$13,955	$283	$14,238

Litigation and Claims
The Company is not currently a party to any material pending legal proceeding.
9. SUPPLEMENTAL INFORMATION
Certain statement of operations amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense:

Research and development	$380	$417	$410	$809
Selling, general, and administrative	943	662	1,445	(1,180)

Total	$1,323	$1,079	$1,855	$(371)

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Interest, net:

Interest expense	$(6)	$(359)	$(16)	$(719)
Interest income	12	2	13	16
Common stock warrants - financing costs amortization	(22)	—	(30)	—

Total	$(16)	$(357)	$(33)	$(703)

Certain balance sheet amounts are as follows:

In Thousands	As of June 30, 2022	As of December 31, 2021
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,316	$13,823
Restricted cash	545	499
Non-current restricted cash	53	99

Total	$11,914	$14,421

Supplemental statement of cash flows information is as follows:

	As of June 30,
In Thousands	2022	2021
Interest paid	$14	$716

Non-cash
transactions not reported in the consolidated statement of cash flows is as follows:

	As of June 30,
In Thousands	2022	2021
Receivable from Jefferies for shares issued under ATM facility	$(260)	$—
Non-cash additions to land, buildings, and equipment	$(618)	$—
Unpaid stock offering costs included in stockholders’ equity	$1	$—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	$832	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$14,090	$—

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
EXECUTIVE OVERVIEW
Calyxt is a plant-based synthetic biology company. The Company leverages its proprietary PlantSpring
™
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
production system for a diverse base of target customers across an expanded group of end markets including the cosmeceutical, nutraceutical, and pharmaceutical industries. The Company also commercializes its PlantSpring technology platform by licensing elements of the platform and historically developed traditional agriculture seed-trait product candidates, as well as selectively developing product candidates for customers in traditional agriculture.
The Company is an early-stage company and has incurred net losses since its inception. As of June 30, 2022, the Company had an accumulated deficit of $203.4 million. The Company’s net losses were $8.1 million for the six months ended June 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter
and
year-to-year.
The Company expects that its expenses will be primarily driven by:

•	Research and development (R&D) expenses to continue to enhance the capabilities of its PlantSpring technology platform;

•	R&D expenses and potential capital expenditures to expand its BioFactory production system from laboratory scale through various pilot vessel sizes;

•	other R&D expenses to further develop traditional agriculture seed-trait product candidates for its licensee customers;

•	to the extent not reimbursed by its customers, conducting regulatory studies and other associated activities for its current and future products under development;

•	acquiring or in-licensing other products, technologies, germplasm, or other biological material;

•	maintaining, protecting, expanding, and defending its intellectual property portfolio, including intellectual property related to the PlantSpring technology platform and BioFactory production system;

•	seeking to attract and retain skilled personnel;

•	identifying and negotiating agreements with customers, licensees, and infrastructure partners; and

•	experiencing any delays or encountering issues with any of the above, including due to the COVID-19 pandemic and its impacts.
BUSINESS UPDATE
Calyxt’s business model for its proprietary PlantSpring technology and the BioFactory is customer demand-driven. During the quarter, the Company continued to advance its discussions with potential customers within its target end markets including the cosmeceutical, nutraceutical, and pharmaceutical industries. These are three key large end markets with customers that have current business needs to source finite plant-based chemistries. They are also markets known to be fast adopters of innovation that are actively seeking to reduce carbon footprints. For example, based on research from MarketsandMarkets
1
, Calyxt estimates that the cosmeceutical ingredients market, which also includes personal care and flavors and fragrances, was a spend of more than $60 billion in 2020 and growing at a mid-single digit compound annual growth rate. This market includes large multinational cosmetics brands, regional and specialty brands, and flavor and fragrance houses who manufacture products or provide ingredients for those brands.
1
Source:

1.	MarketsandMarkets, Personal Care Ingredients Market – Global Forecast to 2025 ,

2.	MarketsandMarkets, Global Color Cosmetics Market – Forecast Till 2020,

3.	MarketsandMarkets, Fragrance Ingredients Market – Global Trends & Forecast to 2019

4.	MarketsandMarkets, Flavors and Fragrance Market – Global Forecast to 2026
The breadth and depth of the Company’s business development discussions continue to grow. In the second quarter, the Company received nine new chemistries from potential customers for evaluation, bringing the total number of chemistries cumulatively evaluated for development with PlantSpring for production in its BioFactory to 95. Of the 95 chemistries, 31 have met the Company’s target product profile, or TPP, criteria and are subject to further evaluation and discussion with the potential customers. Additionally, the evaluated chemistries include several that were identified by potential customers as having been unsuccessfully attempted by others in the synthetic biology industry. As part of the customer acquisition process, the Company is expecting to produce small quantities of product for evaluation by the customer and as a result, the Company believes the development cycle from contract signing to commercialization may be shorter than 36 months because the period from lab to pilot scale production may accelerate.
Leveraging the 31 customer demand-driven chemistries that have passed its TPP criteria, the Company is currently negotiating term sheets with several potential customers for the development of a select number of those plant-based chemistries.
The Company is performing a pilot project for a potential high-value chemistry for a large global consumer packaged goods (CPG) company. The Company expects to deliver an engineered solution in early 2023. This could form the basis for a formal engagement to complete development and produce the chemistry for that CPG company, or another company in the space who may be interested in the chemistry.
The Company’s goal remains two to four customer demand-driven compounds for development by year end using its TPP selection criteria to determine the compounds to pursue.
Throughout the quarter the Company continued to work on scaling and standardizing production in its pilot BioFactory system and building out its AIML capabilities.
In the second quarter of 2022 the Company initiated discussions with multiple potential infrastructure partners and exchanged a term sheet with one of them. These potential infrastructure partners offer a global footprint and capabilities to enable the Company to have the speed to scale, as they have capacities from pilot to commercial scale production. These partnerships have the potential to enable the development and production of chemistries at industrial scale for customers within the Company’s key end markets of cosmeceuticals, nutraceuticals, and pharmaceuticals. The Company’s asset-lite approach enables the deployment of capital that would otherwise be spent on large scale manufacturing to its development of a robust customer base and accelerates the speed at which the Company can bring chemistries to potential customers.
Since the Company refocused its licensing business in late 2021, it has developed its strategy for maximizing potential revenue from the licensing of its technology and plant traits. The strategy is two-pronged and reflects (1) a broad outreach to companies in the plant gene-editing and biotechnology space for their licensing of the Company’s intellectual property assets and (2) the monetization of the Company’s historically developed agricultural traits through their license to counterparties including seed companies, processors, and others. The Company is offering licenses for the many gene editing and breeding technologies in its patent portfolio, including its TALEN patent estate.
In the second quarter of 2022 the Company procured term sheets for the licensing of its patents and for the licensing of its plant traits. For plant traits specifically, there has been significant interest in Calyxt’s high fiber wheat and second generation high oleic soybean offerings. These term sheet discussions with potential licensees are continuing to advance.
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
RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF RESULTS
The Company is a majority-owned subsidiary of Cellectis. As of June 30, 2022, Cellectis owned 51.3 percent of the Company’s issued and outstanding common stock. Cellectis has certain contractual rights as well as rights pursuant to the Company’s certificate of incorporation and bylaws, in each case, for so long as it maintains threshold beneficial ownership levels in the Company’s shares.
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
Non-operating
income (expenses)
Non-operating
income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market
of common stock warrants, foreign exchange-related transactions, and disposals of land, buildings, and equipment.
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
2021.
During the six months ended June 30, 2022, the
COVID-19
pandemic did not have a material impact on the Company’s operations. However, a resurgence or prolonging of the
COVID-19
pandemic, governmental response measures (including vaccination requirements or other mandatory health and safety requirements) and resulting disruptions could rapidly offset such improvements. Moreover, the long-term effects of the
COVID-19
pandemic on the financial markets and broader economy remain uncertain, which may make obtaining capital challenging and may exacerbate the risk that capital, if available, may not be available on terms acceptable to the Company. There continues to be uncertainty relating to the
COVID-19
pandemic and its long-term impact, and many factors could affect the Company’s results and operations, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021
A summary of the Company’s results of operations for the three months ended June 30, 2022, and 2021 follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentage values)
Revenue	$41	$11,880	$(11,839)	(100)%
Cost of goods sold	—	11,527	(11,527)	(100)%

Gross profit	41	353	(312)	(88)%
Research and development	3,250	2,844	406	14%
Selling, general, and administrative	3,556	3,493	63	2%

Loss from operations	(6,765)	(5,984)	(781)	(13)%
Gain upon extinguishment of Payroll Protection Program loan	—	1,528	(1,528)	(100)%
Interest, net	(16)	(357)	341	96%
Non-operating income (expenses)	4,296	6	4,290	71,500%

Net loss	$(2,485)	$(4,807)	$2,322	48%

Basic and diluted net loss per share	$(0. 05)	$(0.13)	$0.08	62%

Adjusted EBITDA 1	$(4,815)	$(5,814)	$999	17%

1
See “Use of
Non-GAAP
Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.
Revenue, Cost of Goods Sold, and Gross Profit
Revenues were nominal in the second quarter of 2022, a decrease of $11.8 million, or 100 percent, from the second quarter of 2021. Cost of goods sold was zero in the second quarter of 2022, a decrease of $11.5 million, or 100 percent, from the second quarter of 2021. Gross profit was nominal, constituting 100 percent of revenue, in the second quarter of 2022, compared to $0.4 million, or 3 percent of revenue, in the second quarter of 2021. The decreases in revenue, cost of goods sold, and gross profit were driven by the late 2021 completion of the wind-down of the Company’s soybean product line. Revenue in the second quarter of 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.
Research and Development Expense
R&D expense was $3.3 million in the second quarter of 2022, an increase of $0.4 million, or 14 percent, from the second quarter of 2021. The increase was primarily driven by an increase in allocated SG&A costs of $0.5 million as the Company adjusted its cost allocation methodology at the beginning of 2022.
Selling, General, and Administrative Expense
SG&A expense was $3.6 million in the second quarter of 2022, an increase of $0.1 million, or 2 percent, from the second quarter of 2021. The increase was primarily driven by higher stock compensation expense of $0.3 million, an increase of $0.4 million as a result of lease accounting adoption in 2022, which shifted amounts previously reported as interest, net to SG&A, and higher operating expenses of $0.1 million. These increases were partially offset by the benefit of higher cost allocations to R&D expense of $0.5 million.
Interest, net
Interest, net was nominal in the second quarter of 2022, a decrease of $0.3 million, or 96 percent, from the second quarter of 2021. The decrease was driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.
Non-operating income (expenses)
Non-operating income (expenses) were income of $4.3 million in the second quarter of 2022, an increase of $4.3 million, or 71,500 percent, from the second quarter of 2021. The improvement was driven by the mark-to-market of the Company’s Common Warrants derivative liability, which declined in value due to a decline in stock price in 2022.
Net Loss and Adjusted Net Loss
Net loss was $2.5 million in second quarter of 2022, an improvement of $2.3 million, or 48 percent, from the second quarter of 2021. The improvement in net loss was driven by non-operating income (expenses) including the mark-to-market of the Company’s Common Warrants derivative liability, partially offset by the gain realized on the forgiveness of the Payroll Protection Program loan in the second quarter of 2021.

Adjusted net loss was $6.7 million in the second quarter of 2022, an improvement of $1.2 million, or 15 percent, from the second quarter of 2021. The improvement in adjusted net loss was driven by the completion of the wind-down of the soybean product line in late 2021.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.
Net Loss Per Share and Adjusted Net Loss Per Share
Net loss per share was $0.05 in the second quarter of 2022, an improvement of $0.08 per share, or 62 percent, from the second quarter of 2021. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.
Adjusted net loss per share was $0.14 in the second quarter of 2022, an improvement of $0.07 per share, or 33 percent, from the second quarter of 2021. The improvement in adjusted net loss per share was driven by the improvement in adjusted net loss and a year-over-year increase in weighted average shares outstanding.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.
Adjusted EBITDA
Adjusted EBITDA loss was $4.8 million in the second quarter of 2022, an improvement of $1.0 million, or 17 percent, from the second quarter of 2021. The improvement was driven by the completion of the wind-down of the soybean product line in late 2021.
See below under the heading “Use of
Non-GAAP
Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022, COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2021
A summary of the Company’s results of operations for the six months ended June 30, 2022, and 2021 follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(In thousands, except percentage values)
Revenue	$73	$16,282	$(16,209)	(100)%
Cost of goods sold	—	18,272	(18,272)	(100)%

Gross profit	73	(1,990)	2,063	104%
Research and development	6,191	5,894	297	5%
Selling, general, and administrative	6,736	7,781	(1,045)	(13)%

Loss from operations	(12,854)	(15,665)	2,811	18%
Gain upon extinguishment of Payroll Protection Program loan	—	1,528	(1,528)	(100)%
Interest, net	(33)	(703)	670	95%
Non-operating income (expenses)	4,783	5	4,778	95,560%

Net loss	$(8,104)	(14,835)	$6,731	45%

Basic and diluted net loss per share	$(0.18)	(0.40)	$0.22	55%

Adjusted EBITDA 1	$(9,769)	(12,641)	$2,872	23%

1
See “Use of
Non-GAAP
Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.
Revenue, Cost of Goods Sold, and Gross Profit
Revenues were $0.1 million in the first six months of 2022, a decrease of $16.2 million, or 100 percent, from the first six months of 2021. Cost of goods sold was zero in the first six months of 2022, a decrease of $18.3 million, or 100 percent, from the first six months of 2021. Gross profit was nominal, constituting 100 percent of revenue, in the first six months of 2022, compared to negative $2.0 million, or negative 12 percent of revenue, in the first six months of 2021. The decreases in revenue and cost of goods sold and improvement in gross profit were driven by the late 2021 completion of the wind-down of the Company’s soybean product line. Revenue in the first six months of 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.
Research and Development Expense
R&D expense was $6.2 million in the first six months of 2022, an increase of $0.3 million, or 5 percent, from the first six months of 2021. The increase was primarily driven by an increase in allocated SG&A costs of $1.0 million as the Company adjusted its cost allocation methodology at the beginning of 2022, partially offset by lower stock compensation and professional services expenses.
Selling, General, and Administrative Expense
SG&A expense was $6.7 million in the first six months of 2022, a decrease of $1.0 million, or 13 percent, from the first six months of 2021. The decrease was driven by higher cost allocations to R&D expense of $1.0 million.
Interest, net
Interest, net was nominal in the first six months of 2022, a decrease of $0.7 million, or 95 percent, from the first six months of 2021. The decrease was driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.
Non-operating income (expenses)
Non-operating income (expenses) were income of $4.8 million in the first six months of 2022, an improvement of $4.8 million, or 95,560 percent, from the first six months of 2021. The improvement was driven by the mark-to-market of the Company’s Common Warrants derivative liability, which declined in value due to a decline in stock price in 2022.
Net Loss and Adjusted Net Loss
Net loss was $8.1 million in first six months of 2022, an improvement of $6.7 million, or 45 percent, from the first six months of 2021. The improvement in net loss was driven by the mark-to-market of the Company’s Common Warrants derivative liability, the completion of the wind-down of the soybean product line in late 2021, and lower operating expenses. These improvements were partially offset by the gain realized on the forgiveness of the Payroll Protection Program loan in the second quarter of 2021.
Adjusted net loss was $12.7 million in the first six months of 2022, an improvement of $4.0 million, or 24 percent, from the first six months of 2021. The improvement in adjusted net loss was driven by the completion of the wind-down of the soybean product line in late 2021 and lower operating expenses.
Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.
Net Loss Per Share and Adjusted Net Loss Per Share
Net loss per share was $0.18 in the first six months of 2022, an improvement of $0.22 per share, or 55 percent, from the first six months of 2021. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.
Adjusted net loss per share was $0.28 in the first six months of 2022, an improvement of $0.17 per share, or 38 percent, from the first six months of 2021. The improvement in adjusted net loss per share was driven by the improvement in adjusted net loss and a year-over-year increase in weighted average shares outstanding.
Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.
Adjusted EBITDA
Adjusted EBITDA loss was $9.8 million in the first six months of 2022, an improvement of $2.9 million, or 23 percent, from the first six months of 2021. The improvement was driven by the completion of the wind-down of the soybean product line in late 2021 and lower operating expenses.
Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible from the capital markets, including under its ATM Facility. That additional liquidity is subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations.
As of June 30, 2022, the Company had $11.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to future equipment rent payments, as required under its equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The Company’s restricted cash was $0.6 million as of June 30, 2022. Current liabilities were $4.5 million as of June 30, 2022. The Company’s current cash, cash equivalents, and restricted cash is sufficient to cover all of its current liabilities as of June 30, 2022.
On February 23, 2022, the Company completed a
follow-on
offering (the
Follow-On
Offering) and issued 3,880,000 shares of its common stock,
pre-funded
warrants to purchase up to 3,880,000 shares of its common stock
(Pre-Funded
Warrants), and common warrants to purchase up to 7,760,000 shares of its common stock (Common Warrants). In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses. The Pre-Funded Warrants were exercised in full on May 4, 2022, and subsequently settled with the counterparty.
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

Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands	2022	2021	$ Change	% Change
Net loss	$(8,104)	$(14,835)	$6,731	45%
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)	1,528	100%
Depreciation and amortization expenses	763	1,180	(417)	(35)%
Stock-based compensation	1,855	(371)	2,226	600%
Unrealized (gain) loss on mark-to-market of common stock warrants	(4,723)	—	(4,723)	NM
Changes in operating assets and liabilities	(1,067)	4,305	(5,372)	(125)%

Net cash used by operating activities	$(11,276)	$(11,249)	$(27)	NM

NM - not meaningful
Net cash used by operating activities was $11.3 million in the first six months of 2022, flat to the first six months of 2021. The net cash used by operating activities result was driven by a $6.7 million improvement in net loss, a $2.2 million increase in non-cash
stock compensation, primarily the result of the forfeiture of unvested stock awards in the first quarter of 2021, and the $1.5 million gain upon extinguishment of the Payroll Protection Program loan in the second quarter of 2021, offset by a $4.7 million gain on mark-to-market of the Common Warrants and a $5.4 million decline in cash provided by operating assets and liabilities due to the completion of the wind-down of the soybean product line in late 2021.
The Company expects cash used by operating activities in 2022 to be higher than 2021 driven by the elimination of the working capital benefit received in 2021 from the wind-down of the soybean product line.
Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands	2022	2021	$ Change	% Change
Proceeds from sales of short-term investments	$—	$11,698	$(11,698)	(100)%
Purchases of land, buildings, and equipment	(1,289)	(307)	(982)	(320)%

Net cash (used by) provided by investing activities	$(1,289)	$11,391	$(12,680)	(111)%

Net cash used by investing activities was $1.3 million in the first six months of 2022, an increase in cash used of $12.7 million, or 111 percent, from the first six months of 2021. The increase in cash used by investing activities was driven by the 2021 sale of short-term investments to fund operations and higher capital expenditures.
The Company expects cash used for purchases of land, buildings, and equipment in 2022 to be higher than 2021, driven by investments to scale its BioFactory production system.
Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands	2022	2021	$ Change	% Change
Proceeds from common stock issuance	$11,209	$—	$11,209	NM
Costs incurred related to the issuance of stock	(961)	—	(961)	NM
Repayments of financing lease obligations	(190)	(178)	(12)	(7)%
Proceeds from the exercise of stock options	—	227	(227)	(100)%

Net cash provided by financing activities	$10,058	$49	10,009	20,427%

NM – not meaningful
Net cash provided by financing activities was $10.1 million in the first six months of 2022, an increase of $10.0 million, or 20,427 percent, from the first six months of 2021. The increase was primarily driven by $10.0 million of net proceeds from the
Follow-On
Offering.
The Company expects cash provided by financing activities in 2022 to be higher than 2021, driven by the proceeds from the Follow-on Offering.

Capital Resources
Operating Capital Requirements
The Company has incurred losses since its inception. The Company’s net loss was $8.1 million for the six months ended June 30, 2022, and it used $11.3 million of cash for operating activities for the six months ended June 30, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations, from the capital markets, including under its ATM Facility.
As of June 30, 2022, the Company had $11.9 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its equipment financing leases and was $0.6 million as of June 30, 2022, with $0.5 million scheduled to be returned in December 2022. Current liabilities were $4.5 million as of June 30, 2022.
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
the Company is only permitted to utilize a “shelf” registration statement for primary offerings, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form
S-3,
which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third
of its public float during any twelve consecutive months pursuant to the baby shelf rules. While alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. Accordingly, the Company continuously assesses market conditions and available financing alternatives.
The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash, cash equivalents, and restricted cash as of June 30, 2022, considering its plan to continue to invest in the growth and scaling of its BioFactory production system and related capabilities, the $10.0 million of net proceeds from the
Follow-On
Offering, and considering additional efforts in reassessing its discretionary spending, is sufficient to fund its operations into early 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it anticipates that it will need to raise additional capital to support this business plan for a period of 12 months or more from the date of this filing.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
As of June 30, 2022, there were no material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.
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
Valuation of Common Warrants
The Common Warrants have been classified as a liability in the Company’s consolidated balance sheet because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Change of Control Put. If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. Those assumptions were as follows on June 30, 2022:

As of June 30, 2022
Estimated fair value of Common Warrants	$0.09
Assumptions:
Risk-free interest rate	3.0%
Expected volatility	85.0%
Expected term to liquidation (in years)	5.2

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.
As of June 30, 2022, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.
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
The Company’s 2021
non-GAAP
financial measures reflect adjustments for certain commodity derivatives entered into in connection with its soybean product line. As a result of the completed wind-down of this product line, the Company held no commodity derivative contracts as of June 30, 2022.

The Company presents adjusted net loss, a
non-GAAP
measure, and defines it as net loss adjusted for (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding cash-based Section 16 officer transition expenses, the recapture of non-cash
stock compensation associated with the departure of Section 16 officers, the gain upon the extinguishment of the PPP loan, and non-operating
income (expenses). The foregoing adjustments are those necessary to present the underlying gross profit of the Company’s soybean product line for the 2021 periods presented, together with the corresponding adjustments to the extent applicable to the corresponding 2022 periods presented.
The Company provides in the table below a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to adjusted net loss. The Company provides adjusted net loss because it believes that this non-GAAP
financial metric provides investors with useful supplemental information in light of the Company’s business model in the periods presented, as the amounts being adjusted affect the period-to-period
comparability of net losses and financial performance.
The table below presents a reconciliation of net loss to adjusted net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Net loss (GAAP measure)	$(2,485)	$(4,807)	$(8,104)	$(14,835)
Non-GAAP adjustments:
Commodity derivative impact, net	—	(658)	—	(447)
Net realizable value adjustment to inventories	—	(859)	—	(72)
Section 16 officer transition expenses	116	13	232	2,734
Recapture of non-cash stock compensation	—	—	—	(2,540)
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)	—	(1,528)
Non-operating income (expenses)	(4,296)	(6)	(4,783)	(5)

Adjusted net loss	$(6,665)	$(7,845)	$(12,655)	$(16,693)

The Company presents adjusted net loss per share, a
non-GAAP
measure, and defines it as net loss per share adjusted for (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding cash-based Section 16 officer transition expenses, the recapture of non-cash
stock compensation associated with the departure of Section 16 officers, the gain upon the extinguishment of the PPP loan, and non-operating
income (expenses). The foregoing adjustments are those necessary to present the underlying gross profit of the Company’s soybean product line for the 2021 periods presented, together with the corresponding adjustments to the extent applicable to the corresponding 2022 periods presented.
The Company provides in the table below a reconciliation of net loss per share, which is the most directly comparable GAAP financial measure, to adjusted net loss per share. The Company provides adjusted net loss per share because it believes that this non-GAAP
financial metric provides investors with useful supplemental information in light of the Company’s business model in the periods presented, as the amounts being adjusted affect the period-to-period
comparability of net losses per share and financial performance.
The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share (GAAP measure)	$(0.05)	$(0.13)	$(0.18)	$(0.40)
Non-GAAP adjustments:
Commodity derivative impact, net	—	(0.02)	—	(0.01)
Net realizable value adjustment to inventories	—	(0.02)	—	—
Section 16 officer transition expenses	—	—	0.01	0.07
Recapture of non-cash stock compensation	—	—	—	(0.07)
Gain upon extinguishment of Payroll Protection Program loan	—	(0.04)	—	(0.04)
Non-operating income (expenses)	(0.09)	—	(0.11)	—

Adjusted net loss per share	$(0.14)	$(0.21)	$(0.28)	$(0.45)

The Company presents adjusted EBITDA, a
non-GAAP
measure, and defines it as net loss adjusted for (i) unrealized gains and losses associated with commodity derivatives entered into to hedge the change in value of fixed price grain inventories and fixed price grain production agreements that should be recognized in the future when the underlying inventory is sold, (ii) gains and losses from commodity derivatives realized in prior periods but associated with inventory sold in the current period, (iii) net realizable value adjustments to inventories occurring in the period which otherwise would have been recognized in the future when the underlying inventory is sold, and (iv) net realizable value adjustments recognized in prior periods but associated with inventory sold in the current period, and excluding interest, net, depreciation and amortization expenses, operating lease right-of-use asset amortization expenses, non-cash
stock compensation expenses including the recapture of
non-cash
stock compensation associated with the departure of Section 16 officers, cash-based Section 16 officer transition expenses, the gain upon the extinguishment of the PPP loan, and non-operating
income (expenses). The foregoing adjustments are those necessary to present the underlying gross profit of the Company’s soybean product line for the 2021 periods presented, together with the corresponding adjustments to the extent applicable to the corresponding 2022 periods presented.
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
period-to-period
comparability of financial results where certain items may vary significantly independent of business performance.
The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2022	2021	2022	2021
Net loss (GAAP measure)	$(2,485)	$(4,807)	$(8,104)	$(14,835)
Non-GAAP adjustments:
Interest, net	16	357	33	703
Depreciation and amortization expenses	393	595	763	1,180
Operating lease right-of-use asset amortization expenses	118	—	235	—
Stock-based compensation expenses	1,323	1,079	1,855	(371)
Commodity derivative impact, net	—	(658)	—	(447)
Net realizable value adjustment to inventories	—	(859)	—	(72)
Section 16 officer transition expenses	116	13	232	2,734
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)	—	(1,528)
Non-operating income (expenses)	(4,296)	(6)	(4,783)	(5)

Adjusted EBITDA	$(4,815)	$(5,814)	$(9,769)	$(12,641)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. Except for the Calyxt Common Stock Price Risk described below, there have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2022. The Company also provides risk management disclosures in various places in this Quarterly Report on Form
10-Q,
primarily in Note 3. Financial Instruments Measured at Fair Value and Concentrations of Credit Risk.
Calyxt Common Stock Price Risk
The Company is exposed to potential losses related to the price of its common stock. At each balance sheet date, the fair value of the Company’s common stock warrants liability is remeasured using current fair value inputs, one of which is the price of its common stock.
During any particular period, if the price of the Company’s common stock increases, there will likely be an increase in the fair value of the associated liability. These potential increases in fair value will result in losses in the Company’s consolidated statements of operations from the change in fair value of the common stock warrant liability. Conversely, a decrease in the price of the Company’s common stock during any particular period will likely result in decreases in the fair value of the associated liability. These potential decreases in fair value will result in gains in the Company’s consolidated statements of operations from the change in the value of the common stock warrant liability. Given the significant current and historical volatility of the Company’s common stock price, any changes period-over-period have and could in the future result in a significant change in the fair value of its common stock warrant liability and significantly impact its net loss during the period of change.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not a party to any material pending legal proceedings as of June 30, 2022. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the supplemental risk factor provided below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
If the Company is unable to maintain compliance with Nasdaq’s listing requirements, its common stock may be delisted from The Nasdaq Global Market, which could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares.
The Company’s common stock is listed on The Nasdaq Global Market (Nasdaq) and the Company is therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If the Company fails to satisfy one or more of these continued listing requirements, it may be delisted from The Nasdaq Global Market. On May 17, 2022, the Company received a written notice (the “Notice”) from the staff of The Nasdaq Stock Market LLC that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days.
Delisting from Nasdaq may adversely affect the Company’s ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade the Company’s securities and may negatively affect the value and liquidity of the Company’s common stock. Delisting also could have other negative results, including the potential loss of investor confidence or interest in business development opportunities.
At the Company’s 2022 annual meeting of stockholders on June 1, 2022, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s shares of common stock at a ratio not less than 2-to-1 and not greater than 10-to-1, with the exact ratio set within that range at the discretion of the Company’s board of directors. However, there can be no assurance that the reverse stock split, if implemented, will increase the market price of the Company’s common stock in proportion to the reduction in the number of shares of the Company’s common stock outstanding before the reverse stock split or result in a permanent increase in the market price. In addition, it is possible that the reduced number of issued shares of common stock resulting from a reverse stock split could adversely affect the liquidity of the Company’s common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any shares of stock or have any unregistered sales of equity securities during the six months ended June 30, 2022.

Item 6. Exhibits

(a)	Index of Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 1, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL

*	Filed herewith
†	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

CALYXT, INC.

By:	/s/ Michael A. Carr
Name:	Michael A. Carr
Title:	President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)