Form 10-Q
period 2022-09-30
Calyxt, Inc.
filed 2022-11-03
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022;
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (0.0001 par value)	CLXT	The NASDAQ Stock Market LLC (Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 2, 2022, there
were 48,841,286 shares
of common stock, $0.0001 par value per share, outstanding.

Terms
When the terms the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Calyxt, Inc. When the term “Cellectis,” is used, it is being used to refer to Cellectis S.A., the Company’s largest stockholder and the former majority owner of its common stock. Cellectis is a clinical-stage biotechnology company employing its core proprietary technologies to develop best-in-class products in the field of immuno-oncology.
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
The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway and its ability to continue as a going concern; its product pipeline and development; its business model and strategies for the development, commercialization and sales of commercial products; commercial demand for its synthetic biology solutions; the development and deployment of its PlantSpring technology platform; its ability to deploy and leverage its artificial intelligence and machine learning (AIML) capabilities; the ability to scale production capability for its BioFactory production system; potential development agreements, partnerships, customer relationships, and licensing arrangements and their contribution to its financial results, cash usage, and growth strategies; the potential impact of the COVID-19 pandemic on its business and operating results; and anticipated trends in its business. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: any adverse impact of the Company’s cost reduction measures and its pursuit and evaluation of a broad range of strategic alternatives on its relationship with employees and third-parties, including ongoing negotiations with potential customers; whether or not the Company is able to identify and consummate an acceptable strategic alternative pursuant to its ongoing exploration of such transactions; the impact of increased competition, including competition from a broader array of synthetic biology companies; competition for customers, partners, and licensees and the successful execution of development and licensing agreements; disruptions at its key facilities, including disruptions impacting its BioFactory production system; flaws in AIML algorithms, insufficiency of data inputs required by such algorithms, and human error in interacting with AIML; changes in customer preferences and market acceptance of its products; changes in market consensus as to what attributes are required for a product to be considered “sustainable”; the impact of adverse events during development, including unsuccessful pilot production of plant-based chemistries or field trials; the impact of improper handling of its product candidates during development; failures by third-party contractors; inaccurate demand forecasting or milestone and royalty payment projections; the effectiveness of commercialization efforts by commercial partners or licensees; disruptions to supply chains, including raw material inputs for its BioFactory; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the severity and duration of the evolving COVID-19 pandemic and the resulting impact on macro-economic conditions; and other important factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s filings with the SEC, included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022 (its Annual Report) and its subsequent reports on Forms 10-Q and 8-K filed with the SEC.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALYXT, INC. CONSOLIDATED
BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,031	$13,823
Restricted cash	174	499
Prepaid expenses and other current assets	739	859

Total current assets	7,944	15,181
Non-current restricted cash	—	99
Land, buildings, and equipment	4,859	21,731
Operating lease right-of-use assets	13,736	—
Other non-current assets	163	183

Total assets	$26,702	$37,194

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$435	$1,260
Accrued expenses	380	339
Accrued compensation	2,356	2,522
Due to related parties	138	172
Current portion of financing lease obligations	120	370
Common stock warrants	402	—
Other current liabilities	397	191

Total current liabilities	4,228	4,854
Financing lease obligations	—	17,506
Operating lease obligations	13,550	—
Other non-current liabilities	80	702

Total liabilities	17,858	23,062

Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 46,909,420 shares issued and 46,809,268 shares outstanding as of September 30, 2022, and 38,874,146 shares issued and 38,773,994 shares outstanding as of December 31, 2021	5	4
Additional paid-in capital	219,196	211,263
Common stock in treasury, at cost; 100,152 shares as of September 30, 2022, and December 31, 2021	(1,043)	(1,043)
Accumulated deficit	(209,314)	(196,092)

Total stockholders’ equity	8,844	14,132

Total liabilities and stockholders’ equity	$26,702	$37,194

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$42	$7,762	$115	$24,044
Cost of goods sold	—	8,281	—	26,553

Gross profit	42	(519)	115	(2,509)
Operating expenses:
Research and development	3,016	2,579	9,207	8,473
Selling, general, and administrative	3,229	3,859	9,965	11,640

Total operating expenses	6,245	6,438	19,172	20,113

Loss from operations	(6,203)	(6,957)	(19,057)	(22,622)
Gain upon extinguishment of Payroll Protection Program loan	—	—	—	1,528
Interest, net	(47)	(356)	(80)	(1,059)
Non-operating income (expenses)	300	6	5,083	11

Loss before income taxes	(5,950)	(7,307)	(14,054)	(22,142)
Income taxes	—	—	—	—

Net loss	$(5,950)	$(7,307)	$(14,054)	$(22,142)

Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.31)	$(0.60)

Weighted average shares outstanding – basic and diluted	46,784,445	37,279,703	45,173,455	37,205,655

Anti-dilutive stock options, restricted stock units, performance stock units, and common stock warrants	15,997,260	5,966,488	15,997,260	5,966,488

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands Except Shares Outstanding)

Three Months Ended September 30, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	46,715,542	$5	$218,161	$(1,043)	$(203,364)	$13,759
Net loss	—	—	—	—	(5,950)	(5,950)
Stock-based compensation	—	—	1,035	—	—	1,035
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	93,726	—	—	—	—	—

Balance at September 30, 2022	46,809,268	$5	$219,196	$(1,043)	$(209,314)	$8,844

Three Months Ended September 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	37,205,473	$4	$204,663	$(1,043)	$(181,728)	$21,896
Net loss	—	—	—	—	(7,307)	(7,307)
Stock-based compensation	—	—	1,236	—	—	1,236
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	96,251	—	—	—	—	—

Balance at September 30, 2021	37,301,724	$4	$205,899	$(1,043)	$(189,035)	$15,825

Nine Months Ended September 30, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	38,773,994	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(14,054)	(14,054)
Stock-based compensation	—	—	2,890	—	—	2,890
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	275,274	—	—	—	—	—
Issuance of common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	3,880,000	1	5,050	—	—	5,051
Issuance of common stock upon exercise of pre-funded warrants	3,880,000	—	—	—	—	—
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832

Balance at September 30, 2022	46,809,268	$5	$219,196	$(1,043)	$(209,314)	$8,844

Nine Months Ended September 30, 2021	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	37,065,044	$4	$204,807	$(1,043)	$(166,893)	$36,875
Net loss	—	—	—	—	(22,142)	(22,142)
Stock-based compensation	—	—	865	—	—	865
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	236,680	—	227	—	—	227

Balance at September 30, 2021	37,301,724	$4	$205,899	$(1,043)	$(189,035)	$15,825

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(14,054)	$(22,142)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)
Depreciation and amortization	1,158	1,776
Stock-based compensation	2,890	865
Unrealized (gain) loss on mark-to-market of common stock warrants	(5,009)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4,681
Due to/from related parties	(34)	(617)
Inventory	—	(291)
Prepaid expenses and other current assets	297	2,873
Accounts payable	(188)	108
Accrued expenses	41	(1,742)
Accrued compensation	(166)	334
Other	(536)	1,029

Net cash used by operating activities	(15,601)	(14,654)

Investing activities
Proceeds from sales of short-term investments	—	11,698
Purchases of land, buildings, and equipment	(1,509)	(376)

Net cash (used by) provided by investing activities	(1,509)	11,322

Financing activities
Proceeds from the issuance of common stock, and pre-funded warrants	11,209	—
Costs incurred related to the issuance of common stock, pre-funded warrants, and common warrants	(962)	—
Repayments of financing lease obligations	(353)	(271)
Proceeds from the exercise of stock options	—	227

Net cash provided by (used by) financing activities	9,894	(44)

Net (decrease) in cash, cash equivalents, and restricted cash	(7,216)	(3,376)
Cash, cash equivalents, and restricted cash – beginning of period	14,421	18,289

Cash, cash equivalents, and restricted cash – end of period	$7,205	$14,913

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
Net Loss Per Share
Due to the Company’s net loss position for the three and nine months ended September 30, 2022, and September 30, 2021, all of its outstanding stock options, restricted stock units (RSUs), performance stock units (PSUs), and warrants to purchase common stock (Common Warrants) are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options, RSUs, PSUs, or Common Warrants.
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

Impairment of Long-Lived Assets
As of September 30, 2022, the Company had $18.6 million of land, buildings, and equipment and operating lease right-of-use assets and a net book value of $8.8 million. As of September 30, 2022, the Company’s market capitalization was $8.0 million. The Company has a single asset group and reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset group may not be recoverable. One such impairment indicator is if the Company’s market capitalization is lower than its net book value for an extended period of time.
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
As of the date of this filing, management has determined there was no impairment of its long-lived assets based on its financial projections and its stated pursuit of strategic alternatives, which could include various outcomes.
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
2. GOING CONCERN
The Company has incurred losses since its inception. The Company’s net loss was $14.1 million for the nine months ended September 30, 2022, and it used $15.6 million of cash for operating activities for the nine months ended September 30, 2022. The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq Capital Market (Nasdaq) regulations, from the capital markets, including under the Open Market Sale Agreement
SM
with Jefferies LLC (as amended, the ATM Facility).
As of September 30, 2022, the Company had $7.2 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash is associated with its equipment financing leases and was $0.2 million as of September 30, 2022, with $0.1 million scheduled to be returned in December 2022. Current liabilities were $4.2 million as of September 30, 2022.
On October 3, 2022, the Company entered into an amendment to the Open Market Sale Agreement with Jefferies for the ATM Facility that enables it, subject to the applicable baby shelf rules described below, to offer and sell up to 15,661,000 shares of its common stock. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. During the nine months ended September 30, 2022, and in the subsequent period through October 3, 2022, the Company did not issue any shares under the ATM Facility. From October 3, 2022, through the date of this report, the Company has issued approximately
2.0
million shares of common stock under the ATM Facility for proceeds of
 $0.1
million net of commissions and payments for other share issuance costs.
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

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from (a) future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; and (b) product sales from its proprietary BioFactory production system; (iii) government or other third-party funding, (iv) public or private equity or debt financings, (v) the execution of an alternative strategic transaction pursuant to the board of directors’ ongoing evaluation process, or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.
Although the Company has access to the ATM Facility, based on the Company’s public float, as of the date of the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Company is only permitted to utilize a “shelf” registration statement for primary offerings, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third of its public float during any twelve consecutive months pursuant to the baby shelf rules. While alternative public and private transaction structures may be available, these may require additional time and cost, may result in substantial dilution to existing stockholders, particularly in light of the Company’s current stock price, may impose operational restrictions on the Company, and may not be available on attractive terms or at all. Accordingly, the Company continuously assesses market conditions and available financing alternatives. In addition, on September 22, 2022, the Company announced that the board of directors is evaluating a full range of strategic alternatives to maximize shareholder value, including financing alternatives, merger, reverse merger, other business combinations, sale of assets, licensing, or other transactions.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, or to consummate an alternative strategic transaction, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.
The Company believes that its cash, cash equivalents, and restricted cash as of September 30, 2022, considering the $0.1 million of net proceeds realized from the ATM Facility as well as potential additional proceeds from the ATM Facility (up to the maximum amount permitted under the baby shelf rules), the legal settlement discussed in Note 10 to the consolidated financial statements, and taking into account additional efforts in reassessing its discretionary spending, including the implementation of increasingly stringent cost reduction and other cash focused measures to manage liquidity, is sufficient to fund its operations into the second quarter of 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it will need to raise additional capital to support its business plan for a period of 12 months or more from the date of this filing.
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
Management has implemented various cost reduction and other cash-focused measures to manage liquidity. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms or to consummate an alternative strategic transaction, the Company may have to implement increasingly stringent cost saving measures and significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly harm the Company’s business, financial condition, and prospects.
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
Fair Value Measurements and Financial Statement Presentation
The fair values of the Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2022, were as follows:

	September 30, 2022				September 30, 2022
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Common stock warrants	$—	$—	$—	$—	$—	$—	$402	$402

Total	$—	$—	$—	$—	$—	$—	$402	$402

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

As of September 30, 2022

Estimated fair value of Common Warrants	$0.05
Assumptions:
Risk-free interest rate	4.1%
Expected volatility	85.0%
Expected term to liquidation (in years)	4.9
As of September 30, 2022, the Company had no other financial instruments measured at fair value.
The non-current portion of the Company’s financing lease obligations are also considered a financial instrument, which the Company measures at fair value for disclosure purposes. It is a Level 2 liability and as of December 31, 2021, it had a fair value of
$14.5
million. There is no non-current portion of the financing lease obligation at September 30, 2022.
Foreign Exchange Risk
Foreign currency fluctuations affect the Company’s foreign currency cash flows related primarily to payments to Cellectis. The Company’s principal foreign currency exposure is to the euro. The Company does not hedge these exposures, and it does not believe that the current level of foreign currency risk is significant to its operations.
Concentrations of Credit Risk
The Company invests its cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as short-term investments that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of September 30, 2022, the Company did not hold any short-term investments.
4. RELATED-PARTY TRANSACTIONS
The Company is party to several agreements that govern its relationship with Cellectis, some of which require the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three and nine months ended September 30, 2022, and it incurred nominal management fee expenses for the three and nine months ended September 30, 2021.
Cellectis has also guaranteed the lease agreement for the Company’s headquarters. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.
TALEN
®
is the Company’s primary gene editing technology. TALEN
®
technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company obtained an exclusive license for the TALEN
®
technology for commercial use in plants from Cellectis. The Company also licenses other technology from Cellectis. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three and nine months ended September 30, 2022 and 2021.
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
Common Stock Warrants
Each Common Warrant entitles the holder to purchase one share of common stock at an exercise price of $1.41 per share. The Common Warrants became exercisable on August 23, 2022 and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheet. Per the terms of the Common Warrants, a holder of an outstanding warrant is not entitled to exercise any portion of such warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.
Warrant transactions for the nine months ended September 30, 2022, are as follows:

	Number of Pre-Funded Warrants	Weighted Average Exercise Price	Number of Common Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021:

Issued	3,880,000	$0.0001	7,760,000	$1.41
Forfeited/canceled	—	—	—	—
Exercised	3,880,000	$0.0001	—

Outstanding as of September 30, 2022:	—	—	7,760,000	$1.41

Exercisable as of September 30, 2022:	—	—	7,760,000	$1.41

ATM Facility
On September 21, 2021, the Company entered into an ATM Facility with Jefferies LLC, as sole selling agent. On October 3, 2022, the Company entered into an amendment to the Open Market Sale Agreement that enables it, subject to the applicable baby shelf rules, to offer and sell up to 15,661,000 shares of its common stock. At its discretion the Company determines the timing and number of shares to be issued under the ATM Facility. During the nine months ended September 30, 2022, and in the subsequent period through October 3, 2022, the Company did not issue any shares under the ATM Facility. From October 3, 2022, through the date of this report, the Company has issued approximately

2.0

million shares of common stock under the ATM Facility for proceeds of
$
0.1

million net of commissions and payments for other share issuance costs.
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
On February 19, 2021, James Blome ceased serving as the Company’s Chief Executive Officer. In the nine-month period ended September 30, 2021, the Company recorded a benefit to earnings from a $2.5 million recapture of non-cash stock compensation expense from the forfeiture of Mr. Blome’s unvested stock options, RSUs, and PSUs.

As of September 30, 2022, 2,712,803 shares were registered and available for grant under effective registration statements, while 3,105,208 shares were available for grant in the form of stock options, restricted stock, restricted stock units, and performance stock units under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan and the Inducement Plan. No further awards will be granted under either the 2014 Plan or the Inducement Plan.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2022	2021
Estimated fair values of stock options granted	$0.86	$3.93
Assumptions:
Risk-free interest rate	1.9% - 3.5%	0.6% - 1.1%
Expected volatility	89.7% - 92.8%	80.1% - 82.0%
Expected term (in years)	5.50 - 6.89	5.5 - 6.5

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
Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share

Balance as of December 31, 2021	2,789,110	$10.23	4,658,405	$9.47
Granted			1,609,000	1.12
Exercised			—	—
Forfeited or expired			(420,606)	7.05

Balance as of September 30, 2022	3,314,828	$9.88	5,846,799	$7.35

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense	$530	$698	$1,420	$1,103

As of September 30, 2022, options outstanding and exercisable had no aggregate intrinsic value and the weighted average remaining contractual term was 5.3 years as of that date.
Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Net cash proceeds	$—	$—	$—	$227

Intrinsic value of options exercised	$—	$—	$—	$344

As of September 30, 2022, unrecognized compensation expense related to non-vested stock options was $3.7 million. This expense will be recognized over 23 months on average.
Restricted Stock Units
The Company grants restricted stock units which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	571,303	$6.15
Granted	1,077,600	1.26
Vested	(274,487)	6.14
Forfeited	(113,955)	4.13

Unvested balance as of September 30, 2022	1,260,461	$2.15

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Grant-date fair value	$530	$581	$1,686	$1,223

Stock-based compensation expense related to restricted stock units is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense	$334	$416	$992	$(105)

As of September 30, 2022, unrecognized compensation expense related to restricted stock units was $1.6 million. This expense will be recognized over 25 months on average.
The Company accounts for stock-based compensation awards granted to employees of Cellectis as deemed dividends. The Company recorded deemed dividends as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Deemed dividends from grants to Cellectis employees	$18	$(84)	$82	$(55)

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
PSU activity for the nine months ended September 30, 2022, is as follows:

Number of PSUs

Outstanding as of December 31, 2021:	745,000
Issued	530,000
Forfeited/canceled	(145,000)
Exercised	—

Outstanding as of September 30, 2022:	1,130,000

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021

Stock-based compensation expense	$171	$122	$478	$(133)

As of September 30, 2022, unrecognized compensation expense related to PSUs was $1.1 million. This expense will be recognized over 22 months on average.
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
As of September 30, 2022, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2021.
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

•
An equipment financing arrangement that is considered a financing-type lease. This arrangement has a term of four years for each draw. The Company was required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of September 30, 2022, restricted cash totaled $0.2 million. The Company has the option to request the return of excess collateral annually in December, and the amount the Company expects to receive is reflected as a current asset.

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
The Company is obligated under non-cancellable operating leases, primarily for office space and certain equipment, as follows:

	As of September 30, 2022
	Remaining	Right-of-Use
In Thousands	Term (years)	Asset
Roseville, MN lease	15.6	$13,734
Total		$13,734
The Roseville, MN lease includes four options to each extend the lease for 5 years. These options to extend the lease are not recognized as part of the right-of-use assets and operating lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s agreement does not include options to terminate the lease.
The components of lease expense were as follows:

In Thousands	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease costs	$57	$73
Operating lease costs	381	1,174
Variable lease costs	260	717

Total	$698	$1,964

Operating lease cost for short-term leases was not material for the nine months ended September 30, 2022.
Other information related to leases was as follows:

In Thousands except for lease term and discount rate	As of and for Nine Months Ended September 30, 2022
	Operating	Financing
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows	$205	$—
Financing cash flows	$—	$353
Weighted average remaining lease term (years)	15.6	0.6
Weighted average discount rate	7.9%	8.1%

As of September 30, 2022, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2022	$345	$25	$370
2023	1,446	100	1,546
2024	1,480	—	1,480
2025	1,479	—	1,479
2026	1,479	—	1,479
2027	1,479	—	1,479
Thereafter	16,991	—	16,991

	24,699	125	24,824
Less: imputed interest	(10,814)	(5)	(10,819)

Total	$13,885	$120	$14,005

Litigation and Claims
The Company is not currently a party to any material pending legal proceeding except as disclosed in Note 10.
9. SUPPLEMENTAL INFORMATION
Certain statement of operations amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Stock-based compensation expense:
Research and development	$210	$252	$620	$1,061
Selling, general, and administrative	825	984	2,270	(196)

Total	$1,035	$1,236	$2,890	$865

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Interest, net:
Interest expense	$(57)	$(356)	$(73)	$(1,075)
Interest income	31	—	44	16
Common stock warrants - financing costs amortization	(21)	—	(51)	—

Total	$(47)	$(356)	$(80)	$(1,059)

Certain balance sheet amounts are as follows:

In Thousands	As of September 30, 2022	As of December 31, 2021
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,031	$13,823
Restricted cash	174	499
Non-current restricted cash	—	99

Total	$7,205	$14,421

Supplemental statement of cash flows information is as follows:

	As of September 30,
In Thousands	2022	2021
Interest paid	$67	1,072
Non-cash transactions not reported in the consolidated statement of cash flows is as follows:

	As of September 30,
In Thousands	2022	2021
Receivable from Jefferies for shares issued under ATM Facility	$(260)	$—
Non-cash additions to land, buildings, and equipment	$(687)	$—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	$832	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$14,090	$—
10. SUBSEQUENT EVENT
In early November 2022, the Company reached a settlement with one of its technology vendors regarding alleged intellectual property infringement. As a result of the settlement, the Company will receive
$0.75
million upon execution of an amended master services agreement (MSA) and another
 $0.75
million by January 31, 2023. The execution of the MSA is anticipated to occur in late 2022.

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

EXECUTIVE OVERVIEW

Calyxt is a plant-based synthetic biology company. The Company leverages its proprietary PlantSpring™ technology platform to engineer plant metabolism to produce innovative, high-value, and sustainable materials and products for use in helping customers meet their sustainability targets and financial goals. The Company’s primary focus and commercialization strategy is on engineering synthetic biology solutions through its PlantSpring platform for manufacture using its proprietary and differentiated BioFactory™ production system for a diverse base of target customers across a range of end markets, including the cosmeceutical, nutraceutical, and pharmaceutical industries. The Company also commercializes its PlantSpring technology platform by licensing elements of the platform and historically developed traditional agriculture seed-trait product candidates, as well as selectively developing product candidates for customers in traditional agriculture.

The Company is an early-stage company and has incurred net losses since its inception. As of September 30, 2022, the Company had an accumulated deficit of $209.3 million. The Company’s net losses were $14.1 million for the nine months ended September 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

The Company expects that its expenses in connection with the execution of its long-term business plan will be primarily driven by:

•	Research and development (R&D) expenses to continue to enhance the capabilities of its PlantSpring technology platform;

•	R&D expenses and potential capital expenditures to expand its BioFactory production system from laboratory scale through various pilot vessel sizes;

•	other R&D expenses to further develop traditional agriculture seed-trait product candidates for its licensee customers;

•	to the extent not reimbursed by its customers, conducting regulatory studies and other associated activities for its current and future products under development;

•	acquiring or in-licensing other products, technologies, germplasm, or other biological material;

•	maintaining, protecting, expanding, and defending its intellectual property portfolio, including intellectual property related to the PlantSpring technology platform and BioFactory production system;

•	seeking to attract and retain skilled personnel; and

•	identifying and negotiating agreements with customers, licensees, and infrastructure partners.

In the near-term, the Company is managing operational expenses and implementing various cost reduction measures in response to current liquidity challenges. As the Company actively seeks additional financing and evaluates alternative strategic transactions, Calyxt expects that expenses will also include increased professional and other transaction-related expenses.

BUSINESS

Calyxt’s business model for its proprietary PlantSpring technology and the BioFactory is customer demand driven. During the quarter, the Company continued to advance its discussions with potential customers within the cosmeceutical, nutraceutical, and pharmaceutical target end markets. These are three key large end markets with potential customers that have current business needs to source finite plant-based chemistries. They are also markets known to be fast adopters of innovation that are actively seeking to reduce carbon footprints. For example, based on research from MarketsandMarkets1, Calyxt estimates that the cosmeceutical ingredients market, which also includes personal care and flavors and fragrances, was a spend of more than $60 billion in 2020 and growing at a mid-single digit compound annual growth rate. This market includes large multinational cosmetics brands, regional and specialty brands, and flavor and fragrance houses who manufacture products or provide ingredients for those brands.

[1]	Source:

1.	MarketsandMarkets, Personal Care Ingredients Market – Global Forecast to 2025,

2.	MarketsandMarkets, Global Color Cosmetics Market – Forecast Till 2020,

3.	MarketsandMarkets, Fragrance Ingredients Market – Global Trends & Forecast to 2019

4.	MarketsandMarkets, Flavors and Fragrance Market – Global Forecast to 2026

On October 25, 2022, the Company announced that it had successfully produced squalene, an important ingredient in many personal care products and vaccine adjuvants, including several strands of flu and COVID-19 vaccines. The Company used an engineered Plant Cell Matrix™ to produce the chemistry. Traditionally sourced from shark liver, many companies who require the ingredient for their products have already begun to seek out alternative squalene sources that represent a more sustainable path forward. With the increasing demand for natural ingredients in cosmetics along with the urgency to develop more vaccines that are effective at boosting our immune response, the global squalene market represents a significant and growing market opportunity.

In the third quarter, the Company continued to actively pursue business development discussions, receiving thirty-seven new chemistries from potential customers for evaluation. These additional chemistries bring the total number of chemistries cumulatively evaluated for development with PlantSpring for production in its BioFactory to 132. Of these 132 chemistries, 43 have met the Company’s target product profile, or TPP, criteria and are subject to further evaluation and discussion with the potential customers. Additionally, the evaluated chemistries include several that were identified by potential customers as having been unsuccessfully attempted by others in the synthetic biology industry. As part of the customer acquisition process and subject to prioritization in light of available resources, the Company intends to select certain chemistries for the production of small quantities of product for evaluation by the customer. As a result, the Company believes the development cycle from contract signing to commercialization for such products may be shorter than 36 months because the period from lab to pilot scale production may accelerate.

Leveraging the 43 customer demand-driven chemistries that have passed its TPP criteria, the Company is currently negotiating agreements and term sheets with potential customers for the development of a select number of those plant-based chemistries.

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

The Company previously identified a goal of two to four customer demand-driven compounds for development by year end using its TPP selection criteria to determine the compounds to pursue. In light of current constraints on capital resources, the Company has strategically focused this effort, and currently expects to reach agreements for the development of two or three such compounds by year end.

Throughout the quarter, the Company continued to focus its operational spending toward work on scaling and standardizing production in its pilot BioFactory system.

In the third quarter of 2022, the Company signed an agreement with its first infrastructure partner, Evologic Technologies GmbH (Evologic), to further develop and scale the Plant Cell Matrix technology platform. The agreement supports the continued build-out of Calyxt’s plant-based synthetic biology capabilities. Under the terms of the agreement, Evologic will work alongside Calyxt to grow and scale Calyxt’s proprietary PCM technology. Also during the quarter, the Company continued discussions with other potential infrastructure partners. Evologic, and other potential infrastructure partners, offer a global footprint and capabilities to enable the Company to have the speed to scale, as they have capacities from pilot to commercial scale production. The Company’s asset-lite approach is designed to focus the deployment of available capital on product development and the acceleration of the speed at which the Company can bring chemistries to potential customers.

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

In the third quarter of 2022, the Company continued discussions with potential customers regarding the licensing of its patents and for the licensing of its plant traits. For plant traits specifically, there has been significant interest in Calyxt’s high fiber wheat and second generation high oleic soybean offerings.

In the fourth quarter of 2021, the Company contracted with a large food ingredient manufacturer to develop a soybean intended to produce an oil that could serve as a replacement for palm oil. The food ingredient manufacturer is funding the Company’s development costs over the term of the agreement and holds an option for future development and commercialization. The Company expects to achieve the first $100 thousand milestone payment as early as the fourth quarter of 2022, with the overall project scheduled for completion in the first quarter of 2024, at which time the second milestone payment of $100 thousand would be due.

While the Company is actively seeking additional financing to support its promising operational activities, the timing and success of the Company’s product development activities depends upon the Company’s ability to bolster its near-term capital resources.

RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF RESULTS

The Company’s largest shareholder is Cellectis. As of September 30, 2022, Cellectis owned 51.2 percent of the Company’s issued and outstanding common stock. Cellectis’ ownership was diluted to 49.1 percent in October 2022 following the sale of shares under the ATM Facility.

Cellectis has certain contractual rights as well as rights pursuant to the Company’s certificate of incorporation and bylaws, in each case, for so long as it maintains threshold beneficial ownership levels in the Company’s shares. See “Risk Factors—Although Cellectis and its affiliates hold less than a majority of the Company’s outstanding common stock, Cellectis possesses certain rights that prevent other stockholders from influencing significant decisions.”

In addition, Cellectis has guaranteed the lease agreement for the Company’s headquarters. However, the Company previously agreed to indemnify Cellectis for any obligations under this guaranty, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. Accordingly, the Company’s indemnification obligation was triggered in October 2022.

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

Anticipated Changes Between Revenues and Costs

As the Company executes upon its business model, it expects the composition of revenues and costs to evolve. The Company anticipates any revenues in the near-term will be from product development activities for customers for both the BioFactory and agricultural production and technology licensing arrangements. Future cash and revenue-generating opportunities associated with these activities, if any, are expected to primarily arise from up-front and milestone payments, annual license fees, and royalties. It is anticipated that, if and when the BioFactory begins to produce products for customers, those revenues will grow and surpass revenues from other sources. These revenues, if realized, are anticipated to have strong positive gross profit margins over time.

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

During the nine months ended September 30, 2022, the COVID-19 pandemic did not have a material impact on the Company’s operations. However, a resurgence or prolonging of the COVID-19 pandemic, governmental response measures (including vaccination requirements or other mandatory health and safety requirements) and resulting disruptions could rapidly offset such improvements. Moreover, the long-term effects of the COVID-19 pandemic on the financial markets and broader economy remain uncertain, which may make obtaining capital challenging and may exacerbate the risk that capital, if available, may not be available on terms acceptable to the Company. There continues to be uncertainty relating to the COVID-19 pandemic and its long-term impact, and many factors could affect the Company’s results and operations, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

A summary of the Company’s results of operations for the three months ended September 30, 2022, and 2021 follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands, except percentage values)
Revenue	$42	$7,762	$(7,720)	(99)%
Cost of goods sold	—	8,281	(8,281)	(100)%

Gross profit	42	(519)	561	108%
Research and development	3,016	2,579	437	17%
Selling, general, and administrative	3,229	3,859	(630)	(16)%

Loss from operations	(6,203)	(6,957)	754	11%
Interest, net	(47)	(356)	309	87%
Non-operating income (expenses)	300	6	294	4,900%

Net loss	$(5,950)	$(7,307)	$1,357	19%

Basic and diluted net loss per share	$(0.13)	$(0.20)	$0.07	35%

Adjusted EBITDA [1]	$(4,610)	$(6,941)	$2,331	34%

[1]	See “Use of Non-GAAP Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.

Revenue, Cost of Goods Sold, and Gross Profit

Revenues were nominal in the third quarter of 2022, a decrease of $7.7 million, or 99 percent, from the third quarter of 2021. Cost of goods sold was zero in the third quarter of 2022, a decrease of $8.3 million, or 100 percent, from the third quarter of 2021. Gross profit was nominal, constituting 100 percent of revenue, in the third quarter of 2022, compared to negative $0.5 million, or negative 7 percent of revenue, in the third quarter of 2021. The decreases in revenue and cost of goods sold and improvement in gross profit were driven by the late 2021 completion of the wind-down of the Company’s soybean product line and transition of the Company’s focus to synthetic biology, which remains an early stage field and has not yet generated significant revenue. Revenue in the third quarter of 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $3.0 million in the third quarter of 2022, an increase of $0.4 million, or 17 percent, from the third quarter of 2021. The increase was primarily driven by an increase in allocated SG&A costs of $0.5 million as the Company adjusted its cost allocation methodology at the beginning of 2022.

Selling, General, and Administrative Expense

SG&A expense was $3.2 million in the third quarter of 2022, a decrease of $0.6 million, or 16 percent, from the third quarter of 2021. The decrease was driven by the benefit of higher cost allocations to R&D expense of $0.5 million, lower non-cash stock compensation expenses of $0.1 million, and lower operating expenses as a result of the Company’s cost reduction efforts, partially offset by higher rent expense as a result of the adoption of the lease accounting standard.

Interest, net

Interest, net was nominal in the third quarter of 2022, a decrease of $0.3 million, or 87 percent, from the third quarter of 2021. The decrease was driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.

Non-operating income (expenses)

Non-operating income (expenses) were income of $0.3 million in the third quarter of 2022, an increase of $0.3 million, or 4,900 percent, from the third quarter of 2021. The improvement was driven by the mark-to-market of the Company’s Common Warrants derivative liability, which declined in value due to a decline in stock price in 2022.

Net Loss and Adjusted Net Loss

Net loss was $6.0 million in the third quarter of 2022, an improvement of $1.4 million, or 19 percent, from the third quarter of 2021. The improvement in net loss was driven by an improvement in gross profit of $0.6 million and non-operating income (expenses) including a $0.3 million gain from the mark-to-market of the Company’s Common Warrants derivative liability.

Adjusted net loss was $6.2 million in the third quarter of 2022, an improvement of $2.9 million, or 32 percent, from the third quarter of 2021. The improvement in adjusted net loss was driven by the completion of the wind-down of the soybean product line in late 2021.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share and Adjusted Net Loss Per Share

Net loss per share was $0.13 in the third quarter of 2022, an improvement of $0.07 per share, or 35 percent, from the third quarter of 2021. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.

Adjusted net loss per share was $0.13 in the third quarter of 2022, an improvement of $0.11 per share, or 46 percent, from the third quarter of 2021. The improvement in adjusted net loss per share was driven by the improvement in adjusted net loss and a year-over-year increase in weighted average shares outstanding.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted EBITDA

Adjusted EBITDA loss was $4.6 million in the third quarter of 2022, an improvement of $2.3 million, or 34 percent, from the third quarter of 2021. The improvement was driven by the completion of the wind-down of the soybean product line in late 2021.

See below under the heading “Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

A summary of the Company’s results of operations for the nine months ended September 30, 2022, and 2021 follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands, except percentage values)
Revenue	$115	$24,044	$(23,929)	(100)%
Cost of goods sold	—	26,553	(26,553)	(100)%

Gross profit	115	(2,509)	2,624	105%
Research and development	9,207	8,473	734	9%
Selling, general, and administrative	9,965	11,640	(1,675)	(14)%

Loss from operations	(19,057)	(22,622)	3,565	16%
Gain upon extinguishment of Payroll Protection Program loan	—	1,528	(1,528)	(100)%
Interest, net	(80)	(1,059)	979	92%
Non-operating income (expenses)	5,083	11	5,072	46,109%

Net loss	$(14,054)	(22,142)	$8,088	37%

Basic and diluted net loss per share	$(0.31)	(0.60)	$0.29	48%

Adjusted EBITDA [1]	$(14,379)	(19,582)	$5,203	27%

[1]	See “Use of Non-GAAP Financial Information” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net loss, the most comparable GAAP measure.

Revenue, Cost of Goods Sold, and Gross Profit

Revenues were $0.1 million in the first nine months of 2022, a decrease of $23.9 million, or 100 percent, from the first nine months of 2021. Cost of goods sold was zero in the first nine months of 2022, a decrease of $26.6 million, or 100 percent, from the first nine months of 2021. Gross profit was $0.1 million, constituting 100 percent of revenue, in the first nine months of 2022, compared to negative $2.5 million, or negative 10 percent of revenue, in the first nine months of 2021. The decreases in revenue and cost of goods sold and improvement in gross profit were driven by the late 2021 completion of the wind-down of the Company’s soybean product line and transition of the Company’s focus to synthetic biology, which remains an early stage field and has not yet generated significant revenue. Revenue in the first nine months of 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $9.2 million in the first nine months of 2022, an increase of $0.7 million, or 9 percent, from the first nine months of 2021. The increase was primarily driven by an increase in allocated SG&A costs of $1.5 million as the Company adjusted its cost allocation methodology at the beginning of 2022, partially offset by lower stock compensation and professional services expenses.

Selling, General, and Administrative Expense

SG&A expense was $10.0 million in the first nine months of 2022, a decrease of $1.7 million, or 14 percent, from the first nine months of 2021. The decrease was driven by higher cost allocations to R&D expense of $1.5 million and lower professional service expenses driven by the Company’s cost reduction efforts, partially offset by higher rent expense as a result of the adoption of the lease accounting standard.

Interest, net

Interest, net was an expense of $0.1 million in the first nine months of 2022, an improvement of $1.0 million, or 92 percent, from the first nine months of 2021. The improvement was driven by the adoption of the lease accounting standard, which shifted amounts previously reported as interest expense to SG&A expense.

Non-operating income (expenses)

Non-operating income (expenses) were income of $5.1 million in the first nine months of 2022, an improvement of $5.1 million, or 46,109 percent, from the first nine months of 2021. The improvement was driven by the mark-to-market of the Company’s Common Warrants derivative liability, which declined in value due to a decline in stock price in 2022.

Net Loss and Adjusted Net Loss

Net loss was $14.1 million in first nine months of 2022, an improvement of $8.1 million, or 37 percent, from the first nine months of 2021. The improvement in net loss was driven by the mark-to-market of the Company’s Common Warrants derivative liability, the completion of the wind-down of the soybean product line in late 2021, and lower operating expenses. These improvements were partially offset by the gain realized on the forgiveness of the Payroll Protection Program loan in the second quarter of 2021.

Adjusted net loss was $18.9 million in the first nine months of 2022, an improvement of $7.0 million, or 27 percent, from the first nine months of 2021. The improvement in adjusted net loss was driven by the completion of the wind-down of the soybean product line in late 2021 and lower operating expenses.

Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted net loss and a reconciliation of net loss, the most comparable GAAP measure, to adjusted net loss.

Net Loss Per Share and Adjusted Net Loss Per Share

Net loss per share was $0.31 in the first nine months of 2022, an improvement of $0.29 per share, or 48 percent, from the first nine months of 2021. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.

Adjusted net loss per share was $0.42 in the first nine months of 2022, an improvement of $0.27 per share, or 39 percent, from the first nine months of 2021. The improvement in adjusted net loss per share was driven by the improvement in adjusted net loss and a year-over-year increase in weighted average shares outstanding.

Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted net loss per share and a reconciliation of net loss per share, the most comparable GAAP measure, to adjusted net loss per share.

Adjusted EBITDA

Adjusted EBITDA loss was $14.4 million in the first nine months of 2022, an improvement of $5.2 million, or 27 percent, from the first nine months of 2021. The improvement was driven by the completion of the wind-down of the soybean product line in late 2021 and lower operating expenses.

Sec below under the heading ‘‘Use of Non-GAAP Financial Information” for a discussion of adjusted EBITDA and a reconciliation of net loss, the most comparable GAAP measure, to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had $7.2 million of cash, cash equivalents, and restricted cash. The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to future equipment rent payments, as required under its equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The Company’s restricted cash was $0.2 million as of September 30, 2022. Current liabilities were $4.2 million as of September 30, 2022. The Company’s current cash, cash equivalents, and restricted cash is sufficient to cover all of its current liabilities as of September 30, 2022.

The following tables summarize cash flows for the nine months ended September 30, 2022, and 2021:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands	2022	2021	$ Change	% Change
Net loss	$(14,054)	$(22,142)	$8,088	37%
Gain upon extinguishment of Payroll Protection Program loan	—	(1,528)	1,528	100%
Depreciation and amortization expenses	1,158	1,776	(618)	(35)%
Stock-based compensation	2,890	865	2,025	234%
Unrealized (gain) loss on mark-to-market of common stock warrants	(5,009)	—	(5,009)	NM
Changes in operating assets and liabilities	(586)	6,375	(6,961)	(109)%

Net cash used by operating activities	$(15,601)	$(14,654)	$(947)	(7)%

NM - not meaningful

Net cash used by operating activities was $15.6 million in the first nine months of 2022, an increase in cash used of $1.0 million, or 7 percent, from the first nine months of 2021. The net cash used by operating activities result was driven by a $8.1 million improvement in net loss, a $2.0 million increase in non-cash stock compensation, primarily the result of the forfeiture of unvested stock awards in the first quarter of 2021, and the $1.5 million gain upon extinguishment of the Payroll Protection Program loan in the second quarter of 2021, which were more than offset by a $5.0 million gain on mark-to-market of the Common Warrants and a $7.0 million decline in cash provided by operating assets and liabilities due to the completion of the wind-down of the soybean product line in late 2021 and transition of the Company’s focus to synthetic biology, which remains an early stage field and has not yet generated significant revenue.

Although the Company has implemented cash-focused measures to manage liquidity, the Company continues to expect cash used by operating activities for the full year 2022 to be higher than full year 2021, driven by the elimination of the working capital benefit received in 2021 from the wind-down of the soybean product line.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands	2022	2021	$ Change	% Change
Proceeds from sales of short-term investments	$—	$11,698	$(11,698)	(100)%
Purchases of land, buildings, and equipment	(1,509)	(376)	(1,133)	(301)%

Net cash (used by) provided by investing activities	$(1,509)	$11,322	$(12,831)	(113)%

Net cash used by investing activities was $1.5 million in the first nine months of 2022, an increase in cash used of $12.8 million, or 113 percent, from the first nine months of 2021. The increase in cash used by investing activities was driven by the 2021 sale of short-term investments to fund operations and higher capital expenditures.

The Company expects cash used for purchases of land, buildings, and equipment in 2022 to be higher than 2021, driven by investments in prior quarters to scale its BioFactory production system.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands	2022	2021	$ Change	% Change
Proceeds from common stock issuance	$11,209	$—	$11,209	NM
Costs incurred related to the issuance of stock	(962)	—	(962)	NM
Repayments of financing lease obligations	(353)	(271)	(82)	(30)%
Proceeds from the exercise of stock options	—	227	(227)	(100)%

Net cash provided by (used by) financing activities	$9,894	$(44)	9,938	22,586%

NM – not meaningful

Net cash provided by financing activities was $9.9 million in the first nine months of 2022, an increase of $9.9 million, or 22,586 percent, from the first nine months of 2021. The increase was primarily driven by $10.0 million of net proceeds from the Follow-On Offering in February 2022.

The Company expects cash provided by financing activities in 2022 to be higher than 2021, driven by the proceeds from the Follow-on Offering.

Sources of Liquidity

The Company’s primary sources of liquidity are its cash and cash equivalents, with additional liquidity accessible from the capital markets, including under its ATM Facility. Such additional liquidity is subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations and challenges associated with raising sufficient capital to meet the Company’s financing needs in light of the Company’s current stock price and related constraints.

On October 3, 2022, the Company entered into an amendment to the Open Market Sale Agreement with Jefferies for the ATM Facility that enables it, subject to the applicable baby shelf rules, to offer and sell up to 15,661,000 shares of its common stock. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. During the nine months ended September 30, 2022 and in the subsequent period through October 3, 2022, the Company did not issue any shares under the ATM Facility. From October 3, 2022, through the date of this report, the Company has issued approximately 2.0 million shares of common stock under the ATM Facility for proceeds of $0.1 million net of commissions and payments for other share issuance costs.

In the Follow-On Offering, on February 23, 2022, the Company issued 3,880,000 shares of its common stock, 3,880,000 Pre-Funded Warrants, and 7,760,000 Common Warrants. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.

Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from (a) future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; and (b) product sales from its proprietary BioFactory production system; (iii) government or other third-party funding, (iv) public or private equity or debt financings, (v) the execution of an alternative strategic transaction pursuant to the board of directors’ ongoing evaluation process or (vi) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.

The Company faces uncertainty regarding the adequacy of its liquidity and presently has limited access to additional financing. In the near term, additional capital may not be available on reasonable terms, if at all. For example, although the Company has access to the ATM Facility, based on the Company’s public float, as of the date of the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Company is only permitted to utilize a “shelf” registration statement for primary offerings, including the registration statement under which the Company’s ATM Facility is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules. For so long as the Company’s public float is less than $75,000,000, it may not sell more than the equivalent of one-third of its public float during any twelve consecutive months pursuant to the baby shelf rules.

While alternative public and private transaction structures may be available, these may require additional time and cost, may result in fixed payment obligations, may result in substantial dilution to existing stockholders, particularly in light of the Company’s current stock price, may impose operational restrictions on the Company, may grant holders rights senior to those of the Company’s shares of common stock, and may not be available on attractive terms. Accordingly, the Company continuously assesses market conditions and available financing alternatives. However, in light of the Company’s current stock price, any potential financing transaction would result in substantial dilution to existing stockholders and there can be no assurance that such a transaction, if available, would be sufficient for the Company’s financing needs.

Further, on September 22, 2022, the Company announced that its board of directors is evaluating a full range of potential strategic alternatives to maximize shareholder value, including financing alternatives, merger, reverse merger, other business combinations, sale of assets, licensing, or other transactions. Certain of these potential strategic transaction alternatives could result in substantial dilution to existing stockholders and have a material adverse effect on the market price of Calyxt’s common stock.

Operating Capital Requirements

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. The Company’s net loss was $14.1 million for the nine months ended September 30, 2022, and it used $15.6 million of cash for operating activities for the nine months ended September 30, 2022.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its headquarters and laboratory facilities. The Company’s principal discretionary cash spending is for capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing and evaluates potential alternative transactions.

In light of the Company’s current liquidity challenges, management has implemented cost reduction and other cash-focused measures to manage liquidity, including reduction of capital expenditures, headcount reductions, and renegotiation or termination of professional services agreements. To conserve cash, the Company has also strategically evaluated its arrangements with suppliers and service providers and has, in several instances, transitioned such relationships to lower cost alternative providers. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms or to consummate an alternative strategic transaction, the Company may have to implement increasingly stringent cost saving measures and significantly delay, scale back, or cease operations, in part or in full. If the Company decided to cease operations and dissolve and liquidate its assets, it is unclear to what extent the Company would be able to pay its existing obligations. In such a circumstance and in light of the Company’s current liquidity position, it is unlikely that substantial resources would be available for distributions to stockholders.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, or to consummate an alternative strategic transaction, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.

The Company believes that its cash, cash equivalents, and restricted cash as of September 30, 2022, considering the $0.1 million of net proceeds realized from the ATM Facility as well as potential additional proceeds from the ATM Facility (up to the maximum amount permitted under the baby shelf rules), the legal settlement discussed in Note 10 to the consolidated financial statements, and taking into account additional efforts in reassessing its discretionary spending, including the implementation of increasingly stringent cost reduction and other cash focused measures to manage liquidity, is sufficient to fund its operations into the second quarter of 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it anticipates that it will need to raise additional capital to support this business plan for a period of 12 months or more from the date of this filing.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

As of September 30, 2022, there were no material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.

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

Valuation of Common Warrants

The Common Warrants have been classified as a liability in the Company’s consolidated balance sheet because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Change of Control Put. If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. Those assumptions were as follows on September 30, 2022:

As of September 30, 2022
Estimated fair value of Common Warrants	$0.05
Assumptions:
Risk-free interest rate	4.1%
Expected volatility	85.0%
Expected term to liquidation (in years)	4.9

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.

As of September 30, 2022, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.

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

The Company’s 2021 non-GAAP financial measures reflect adjustments for certain commodity derivatives entered into in connection with its soybean product line. As a result of the completed wind-down of this product line, the Company held no commodity derivative contracts as of September 30, 2022.

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

The table below presents a reconciliation of net loss to adjusted net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Net loss (GAAP measure)	$(5,950)	$(7,307)	$(14,054)	$(22,142)
Non-GAAP adjustments:
Commodity derivative impact, net	—	(2,073)	—	(2,520)
Net realizable value adjustment to inventories	—	(88)	—	(160)
Section 16 officer transition expenses	44	345	276	3,079
Recapture of non-cash stock compensation	—	—	—	(2,540)
Gain upon extinguishment of Payroll Protection Program loan	—	—	—	(1,528)
Non-operating income (expenses)	(300)	(6)	(5,083)	(11)

Adjusted net loss	$(6,206)	$(9,129)	$(18,861)	$(25,822)

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

The table below presents a reconciliation of net loss per share to adjusted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss per share (GAAP measure)	$(0.13)	$(0.20)	$(0.31)	$(0.60)
Non-GAAP adjustments:
Commodity derivative impact, net	—	(0.06)	—	(0.07)
Net realizable value adjustment to inventories	—	—	—	—
Section 16 officer transition expenses	—	0.02	—	0.09
Recapture of non-cash stock compensation	—	—	—	(0.07)
Gain upon extinguishment of Payroll Protection Program loan	—	—	—	(0.04)
Non-operating income (expenses)	—	—	(0.11)	—

Adjusted net loss per share	$(0.13)	$(0.24)	$(0.42)	$(0.69)

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

The table below presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2022	2021	2022	2021
Net loss (GAAP measure)	$(5,950)	$(7,307)	$(14,054)	$(22,142)
Non-GAAP adjustments:
Interest, net	47	356	80	1,059
Depreciation and amortization expenses	395	596	1,158	1,776
Operating lease right-of-use asset amortization expenses	119	—	354	—
Stock-based compensation expenses	1,035	1,236	2,890	865
Commodity derivative impact, net	—	(2,073)	—	(2,520)
Net realizable value adjustment to inventories	—	(88)	—	(160)
Section 16 officer transition expenses	44	345	276	3,079
Gain upon extinguishment of Payroll Protection Program loan	—	—	—	(1,528)
Non-operating income (expenses)	(300)	(6)	(5,083)	(11)

Adjusted EBITDA	$(4,610)	$(6,941)	$(14,379)	$(19,582)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. Except for the Calyxt Common Stock Price Risk described below, there have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2022. The Company also provides risk management disclosures in various places in this Quarterly Report on Form 10-Q, primarily in Note 3. Financial Instruments Measured at Fair Value and Concentrations of Credit Risk.

Calyxt Common Stock Price Risk

The Company is exposed to potential losses related to the price of its common stock. At each balance sheet date, the fair value of the Company’s common stock warrants liability is remeasured using current fair value inputs, one of which is the price of its common stock.

During any period, if the price of the Company’s common stock increases, there will likely be an increase in the fair value of the associated liability. These potential increases in fair value will result in losses in the Company’s consolidated statements of operations from the change in fair value of the common stock warrant liability. Conversely, a decrease in the price of the Company’s common stock during any period will likely result in decreases in the fair value of the associated liability. These potential decreases in fair value will result in gains in the Company’s consolidated statements of operations from the change in the value of the common stock warrant liability. Given the significant current and historical volatility of the Company’s common stock price, any changes period-over-period have and could in the future result in a significant change in the fair value of its common stock warrant liability and significantly impact its net loss during the period of change.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings as of September 30, 2022. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

Other than the supplemental risk factors provided below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Although the Company is exploring a range of strategic alternatives, there is no certainty that the Company will be able to execute on any transaction in the near term or at all or that such a transaction will enhance stockholder value, and any such transaction, if available and achieved, may be highly dilutive to the Company’s stockholders.

As of September 30, 2022, the Company had cash, cash equivalents, and restricted cash of $7.2 million. In addition to the Company’s ongoing efforts to identify available financing opportunities, on September 22, 2022, the Company announced that its Board of Directors is evaluating a full range of potential strategic alternatives to maximize shareholder value, including financing alternatives, merger, reverse merger, other business combinations, sale of assets, licensing, or other transactions. Certain potential strategic transaction alternatives, if available and achieved, could result in substantial dilution to existing stockholders and have a material adverse effect on the market price of Calyxt’s common stock.

In light of the Company’s current stock price, there can be no assurance that any potential financing transaction or any alternative strategic transaction, if available, would be sufficient for the Company’s financing needs. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders, increased fixed payment obligations, and any issued securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly harm the Company’s business, financial condition, and prospects.

There can be no assurance that the Company’s pursuit of financing or the Board of Directors’ evaluation process will result in a transaction, or if any such a transaction is consummated, that it will successfully address the Company’s current liquidity challenges or otherwise enhance stockholder value. If a strategic transaction is insufficient to address the Company’s long-term financing needs, the Company will need to significantly delay or further scale back operations or potentially cease operations, in part or in full. If the Company decided to cease operations and dissolve and liquidate its assets, it is unclear to what extent the Company would be able to pay its obligations. In such a circumstance and in light of the Company’s current liquidity position, it is unlikely that substantial resources would be available for distributions to stockholders.

The Company has engaged in cost reduction and other cash-focused measures, which may result in challenges in managing its business and executing on its business strategy.

In light of the Company’s current liquidity challenges, management has implemented cost reduction and other cash-focused measures to manage liquidity, including reduction of capital expenditures, headcount reductions, and renegotiation or termination of professional services agreements. To conserve cash, the Company has also strategically evaluated its arrangements with suppliers and service providers and has, in several instances, transitioned such relationships to lower cost alternative providers.

Headcount reductions result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the Company, which could adversely affect the Company’s operations. The Company will need to continue to implement and improve its managerial, operational, and financial systems, manage its facilities, and continue to retain qualified personnel. As a result, the Company’s management may need to divert a disproportionate amount of its attention away from the Company’s day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, possible additional cost reduction and cash-focused measures may yield unintended consequences, such as attrition beyond the Company’s intended reduction in headcount and reduced employee morale. In addition, reductions in the size of the Company may result in employees who were not affected by the reductions in headcount seeking alternate employment.

In addition, cost reduction and cash-focused measures that the Company has undertaken may result in weaknesses in the Company’s infrastructure and operations, an inability to effectively execute on customer acquisition and business development efforts, loss of business opportunities, reduced productivity among remaining employees, and challenges in complying with legal and regulatory requirements.

The negative events referred to above would have a material adverse impact on the Company’s business, operations, reputation, and long-term viability. Moreover, negative publicity associated with such cost-reduction activities and the Company’s evaluation of alternative strategic transactions, and the negative consequences should the Company be unable to raise additional capital or be unsuccessful in consummating an alternative transaction, could adversely affect the Company’s relationships with its suppliers, service providers, customers and potential customers, employees, and other third parties, which in turn could further adversely affect its operations and financial condition.

Although Cellectis and its affiliates hold less than a majority of the Company’s outstanding common stock, Cellectis possesses certain rights that prevent other stockholders from influencing significant decisions.

As of November 3, 2022, Cellectis holds 49.1% of the outstanding Common Stock of the Company. At present, through its stock ownership, together with its enumerated rights under the stockholders agreement, Cellectis remains Calyxt’s controlling stockholder. Pursuant to the stockholders’ agreement between the Company and Cellectis, Cellectis continues to retain substantial rights with respect to the Company for so long as it beneficially owns at least 15 percent of the outstanding shares of the Company’s common stock (Continuing Cellectis Rights). Accordingly, Cellectis will continue to exercise control with respect to the Continuing Cellectis Rights even after Cellectis’ stock ownership is substantially reduced, whether through dilution or otherwise. Accordingly, while Cellectis’ stock ownership serves as a source of voting power, the full scope of Cellectis’ continuing rights relative to the Company is not directly proportional to its ownership interest in Calyxt’s common stock.

The Continuing Cellectis Rights include the right to nominate a number of designees for the Company’s board of directors representing a majority of the directors, to designate the Chairman of the board of directors, and to have at least one designated director serve on each board committee. In addition, the Continuing Cellectis Rights include information rights for Cellectis, as well as approval rights over a significant number of key aspects of the Company’s operations and management, including certain changes to Calyxt’s constitutive documents, the making of any regular or special dividends, the commencement of any voluntary bankruptcy proceeding or any consent to any bankruptcy proceeding, any appointment to or removal from the board of directors, and the consummation of any public or private offering, merger, amalgamation or consolidation of Calyxt, the spinoff of a business of the Company, or any sale, conveyance, transfer or other disposition of Calyxt’s assets. The Continuing Cellectis Rights are incorporated into, and form a part of, the Company’s certificate of incorporation and bylaws, which makes any amendment, repeal, or modification of such rights burdensome.

As of the date on which Cellectis and its affiliates no longer beneficially own more than 50 percent of the outstanding shares of Common Stock of the Company:

•	the Company’s Board of Directors switched to a staggered board divided into three classes, with directors serving three-year terms;

•	no director may be removed by the stockholders except for cause upon a majority vote of the stockholders;

•

stockholder action may only be taken upon a majority vote of stockholders at a duly noticed stockholder meeting called in accordance with the Company’s bylaws and may not be taken by written consent without a meeting;

•	special stockholder meetings may be called only by a majority of the entire board of directors and not by the stockholders;

•

the Company became governed by Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15 percent or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless certain conditions are satisfied; and

•

specified provisions of the Company’s Certificate of Incorporation and Bylaws, including those described in this risk factor, may not be repealed, amended, or modified unless such action is approved by a super-majority (66 2/3 percent) stockholder vote of all outstanding voting securities.

In addition, certain provisions of the Company’s certificate of incorporation, bylaws, and other agreements may now make it more difficult for the Company’s stockholders to influence its decisions or for a third-party to acquire control of the Company, or may discourage a third-party from attempting to acquire control of the Company, in each case, even if these actions were considered beneficial by many stockholders or might involve transactions in which the Company’s stockholders might otherwise receive a premium for their shares of the Company’s common stock. Further, these provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock, possibly depressing the market price of its common stock. As a result, stockholders may be limited in their ability to obtain a premium for their shares. Such provisions may also make the Company less attractive to potential counterparties in connection with the Board of Directors’ evaluation of strategic alternatives.

As a result of the foregoing rights, Cellectis currently possesses the right to exert extensive influence over important operational decisions of the Company. The extent of Cellectis’ influence and the nature of its rights could prevent other stockholders from influencing, or seeking to influence, significant decisions of the Company.

Although the Company is no longer considered to be a “controlled company” under the Nasdaq’s corporate governance rules, the Company is able to phase-in full compliance with applicable independence requirements.

A “controlled company” pursuant to the Nasdaq’s corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group, or another company. Because Cellectis no longer holds more than 50% of the voting power of the Company, the Company is no longer considered to be a “controlled company.” Pursuant to the controlled company exceptions, the Company’s nominating and corporate governance committee and its compensation committee are not currently comprised solely of independent directors. The Company intends, subject to applicable phase-in requirements, to fully comply with the Nasdaq’s corporate governance rules. As a result of the applicable phase-in requirements, until the nominating and corporate governance committee and its compensation committee become fully independent, stockholders will continue to not have the same protections afforded to stockholders of companies that have fully independent committees.

If the Company is unable to maintain compliance with Nasdaq’s listing requirements, its common stock may be delisted from The Nasdaq Capital Market, which could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares.

On October 4, 2022, the Company’s application to list its common stock on The Nasdaq Capital Market (Nasdaq) was approved by Nasdaq. The Company’s common stock was previously listed on The Nasdaq Global Market. The Company is therefore subject to the continued listing requirements of The Nasdaq Capital Market, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If the Company fails to satisfy one or more of these continued listing requirements, it may be delisted from The Nasdaq Capital Market.

Delisting from Nasdaq, or the possibility of such delisting, may adversely affect the Company’s ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade the Company’s securities, and may negatively affect the value and liquidity of the Company’s common stock. Delisting, or the possibility of such delisting, also could have other negative results, including the potential loss of investor confidence or interest in business development opportunities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of stock or have any unregistered sales of equity securities during the nine months ended September 30, 2022.

Item 5. Other Information.

As previously disclosed, Cellectis has guaranteed the lease agreement for the Company’s headquarters. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.

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

10.1

Amendment No. 1 to Open Market Sale AgreementSM , dated October 3, 2022, by and between Calyxt, Inc. and Jefferies LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.2

Indemnification Agreement, dated November 10, 2017, between Calyxt Inc. and Cellectis S.A. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL

*	Filed herewith
†	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2022.

CALYXT, INC.

By:	/s/ Michael A. Carr
Name:	Michael A. Carr
Title:	President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)