Form 10-K/A
period 2022-12-31
Calyxt, Inc.
filed 2023-03-03
CIK 1705843

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

EXPLANATORY NOTE
The Company has prepared this Amendment No. 1 (“Amendment”) on
Form 10-K/A
to amend its Annual Report on
Form 10-K
for the fiscal year ended December 31, 2022 (the “Original
Form 10-K”),
which was originally filed on March 2, 2023. This Amendment is being filed solely to correct an inadvertent misstatement of the certifying period contained in the certifications on Exhibit 32. The revised certification is currently dated, refers to the correct certifying period and is included as an exhibit to this Amendment. Currently dated Exhibit 31 certifications are also included.
Except as described above, the Company has not modified or updated disclosures made in the Original
Form 10-K
in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original
Form 10-K
or modify or update any disclosures affected by subsequent events.

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

CALYXT, INC.

Date: March 3, 2023	By:	/s/ Michael A. Carr
Name: Michael A. Carr
Title: President and Chief Executive Officer

Signature	Title	Date

/s/ Michael A. Carr Michael A. Carr	President, Chief Executive Officer, and Director (principal executive officer)	March 3, 2023

/s/ William F. Koschak William F. Koschak	Chief Financial Officer (principal financial and accounting officer)	March 3, 2023

* Yves Ribeill	Board Chair and Director	March 3, 2023

* Laurent Arthaud	Director	March 3, 2023

* Philippe Dumont	Director	March 3, 2023

* Jonathan Fassberg	Director	March 3, 2023

* Anna Ewa Kozicz-Stankiewicz	Director	March 3, 2023

* Kimberly Nelson	Director	March 3, 2023

* Christopher Neugent	Director	March 3, 2023

*	Pursuant to Power of Attorney

By:	/s/ Michael A. Carr
Michael A. Carr
Attorney-in-Fact

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