Form 10-Q
period 2023-03-31
Calyxt, Inc.
filed 2023-05-01
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023;
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.0001 par value)	CLXT	The NASDAQ Stock Market LLC (Nasdaq Capital Market)
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
of the Exchange Act).  ☐    Yes    ☒  No
As of April 28, 2023, there were
4,973,687 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

In an effort to regain compliance with the listing rule of the Nasdaq Capital Market requiring that the bid price of Calyxt, Inc.’s common stock be $1.00 per share or higher (Bid Price Rule), Calyxt, Inc. effected a one-for-ten reverse stock split (Reverse Stock Split) of its common stock. The Reverse Stock Split became effective on April 24, 2023, pursuant to a Certificate of Amendment to Calyxt, Inc.’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on April 25, 2023. The par value and authorized shares of common stock and preferred stock of Calyxt, Inc. were not adjusted as a result of the Reverse Stock Split. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split and instead, fractional shares were rounded up to the nearest whole share number.

Terms

When the terms the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Calyxt, Inc. When the term “Cellectis,” is used, it is being used to refer to Cellectis S.A. (société anonyme), the Company’s largest stockholder and the former majority owner of its common stock.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s proposed merger with Cibus Global, LLC (Cibus) and the transactions contemplated in connection with the merger (the Transactions); Calyxt’s future financial performance, including its liquidity and capital resources, cash runway and its ability to continue as a going concern; its product pipeline and development; its business model and strategies for the development, commercialization and sales of commercial products; commercial demand for its synthetic biology solutions; the development and deployment of its PlantSpring technology platform; the ability to scale production capability for its BioFactory production system; potential development agreements, partnerships, customer relationships, and licensing arrangements and their contribution to its financial results, cash usage, and growth strategies; and anticipated trends in its business. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: adverse impacts if the conditions to the closing of the Transactions are not satisfied or if consummation of the Transactions is delayed; Calyxt’s ability to realize anticipated benefits of the proposed Transactions; Calyxt’s ability to maintain its continued listing on the Nasdaq Capital Market; any adverse impact of the Company’s cost reduction measures and the proposed Transactions on its relationship with employees and third-parties, including ongoing negotiations with potential customers; the impact of increased competition, including competition from a broader array of synthetic biology companies; competition for customers, partners, and licensees and the successful execution of development and licensing agreements; disruptions at its key facilities, including disruptions impacting its BioFactory production system; changes in customer preferences and market acceptance of its products; changes in market consensus as to what attributes are required for a product to be considered “sustainable”; the impact of adverse events during development, including unsuccessful pilot production of plant-based chemistries or field trials; the impact of improper handling of its product candidates during development; failures by third-party contractors; inaccurate demand forecasting or milestone and royalty payment projections; the effectiveness of commercialization efforts by commercial partners or licensees; disruptions to supply chains, including raw material inputs for its BioFactory; the impact of changes or increases in oversight and regulation; disputes or challenges regarding intellectual property; proliferation and continuous evolution of new technologies; management changes; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; and other important factors discussed in Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K/A for the year ended December 31, 2022, which was filed with the SEC on March 3, 2023 (its Annual Report) and its subsequent reports on Forms 10-Q and 8-K filed with the SEC, which should be considered an integral part of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning the Company’s industry and the markets in which it operates is based on information from various sources, including independent industry publications. In presenting this information, the Company has also made assumptions based on such data and other similar sources, and on its knowledge of, and its experience to date in, the potential markets for its product. The industry in which the Company operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in the Annual Report and other subsequent reports on Forms 10-Q and 8-K filed with the SEC. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by the Company.

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

None of the information provided on the Company’s website, in its press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document it files with the SEC, and any references to its website or its corporate Twitter and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CALYXT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands Except Par Value and Share Amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,054	$3,427
Restricted cash	—	99
Prepaid expenses and other current assets	529	606

Total current assets	2,583	4,132
Land, buildings, and equipment	4,104	4,516
Operating lease right-of-use assets	13,493	13,615
Other non-current assets	105	158

Total assets	$20,285	$22,421

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$327	$340
Accrued expenses	1,052	173
Accrued compensation	180	107
Due to related parties	63	175
Current portion of financing lease obligations	—	97
Common stock warrants	1,110	291
Short-term debt	1,000	—
Other current liabilities	483	479

Total current liabilities	4,215	1,662
Operating lease obligations	13,342	13,447
Other non-current liabilities	61	79

Total liabilities	17,618	15,188

Stockholders’ equity:
Common stock, $0.0001 par value; 275,000,000 shares authorized; 4,983,104 shares issued and 4,973,088 shares outstanding as of March 31, 2023, and 4,894,497 shares issued and 4,884,481 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	221,250	220,422
Common stock in treasury, at cost; 10,016 shares as of March 31, 2023, and December 31, 2022	(1,043)	(1,043)
Accumulated deficit	(217,545)	(212,151)

Total stockholders’ equity	2,667	7,233

Total liabilities and stockholders’ equity	$20,285	$22,421

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands Except Shares and Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$42	$32
Cost of goods sold	—	—

Gross profit	42	32
Operating expenses:
Research and development	2,209	2,941
Selling, general, and administrative	2,296	3,180

Total operating expenses	4,505	6,121

Loss from operations	(4,463)	(6,089)
Interest, net	(21)	(17)
Non-operating income (expenses)	(910)	487

Loss before income taxes	(5,394)	(5,619)
Income taxes	—	—

Net loss	$(5,394)	$(5,619)

Basic and diluted net loss per share	$(1.09)	$(1.34)

Weighted average shares outstanding – basic and diluted	4,940,693	4,202,011

Anti-dilutive stock options, restricted stock units, performance stock units, and common stock warrants	1,826,029	1,627,637

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands Except Shares Outstanding)

Three Months Ended March 31, 2023	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,884,481	$5	$220,422	$(1,043)	$(212,151)	$7,233
Net loss	—	—	—	—	(5,394)	(5,394)
Stock-based compensation	—	—	828	—	—	828
Issuance of common stock from stock-based compensation awards	88,607	—	—	—	—	—

Balance at March 31, 2023	4,973,088	$5	$221,250	$(1,043)	$(217,545)	$2,667

Three Months Ended March 31, 2022	Shares Outstanding	Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	3,877,400	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(5,619)	(5,619)
Stock-based compensation	—	—	531	—	—	531
Issuance of common stock from stock-based compensation awards	8,779	—	—	—	—	—
Issuance of common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	388,000	1	5,051	—	—	5,052
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832

Balance at March 31, 2022	4,274,179	$5	$216,838	$(1,043)	$(200,879)	$14,921

See accompanying notes to these consolidated financial statements.

CALYXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(5,394)	$(5,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	486	370
Stock-based compensation	828	531
Unrealized (gain) loss on mark-to-market of common stock warrants	819	(435)
Changes in operating assets and liabilities:
Due to/from related parties	(112)	(108)
Prepaid expenses and other current assets	56	(110)
Accounts payable	(13)	(145)
Accrued expenses	879	37
Accrued compensation	73	(313)
Other	3	(612)

Net cash used by operating activities	(2,375)	(6,404)

Investing activities
Purchases of land, buildings, and equipment	—	(545)

Net cash used by investing activities	—	(545)

Financing activities
Proceeds from the issuance of common stock and pre-funded warrants	—	11,209
Costs incurred related to the issuance of common stock and pre-funded warrants	—	(704)
Proceeds from interim funding provided by Cibus Global, LLC	1,000	—
Repayments of financing lease obligations	(97)	(94)

Net cash provided by financing activities	903	10,411

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,472)	3,462
Cash, cash equivalents, and restricted cash – beginning of period	3,526	14,421

Cash, cash equivalents, and restricted cash – end of period	$2,054	$17,883

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
For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2022, filed with the SEC on March 3, 2023. The accompanying Balance Sheet as of December 31, 2022, was derived from the audited consolidated financial statements. This Quarterly Report on Form
10-Q
should be read in conjunction with the Company’s consolidated financial statements and notes included in the Annual Report on Form
10-K/A
for the year ended December 31, 2022.
Net Loss Per Share
Due to the Company’s net loss position for the three months ended March 31, 2023, and March 31, 2022, all of its outstanding stock options, restricted stock units (RSUs), performance stock units (PSUs), and warrants to purchase common stock (Common Warrants) are considered anti-dilutive and excluded from the calculation of net loss per share. Accordingly, the treasury method was not used in determining the number of anti-dilutive stock options, RSUs, PSUs, or Common Warrants.
Warrants
The Company issued
pre-funded
warrants to purchase common stock
(Pre-Funded
Warrants) in a
follow-on
offering on February 23, 2022 (the
Follow-On
Offering). The
Pre-Funded
Warrants, which were exercisable for one share of the Company’s common stock for $0.0001 per share, were exercised in full on May 4, 2022
,
and subsequently settled with the counterparty. While outstanding, the
Pre-Funded
Warrants were considered equity instruments and reported in stockholders’ equity in the Company’s consolidated balance sheet, and the shares issuable upon exercise of the
Pre-Funded
Warrants were included in the determination of the Company’s loss per share.
The Company also issued Common Warrants in the
Follow-On
Offering. The Common Warrants expire on August 23, 2027, and are exercisable for one share of the Company’s common stock for $14.10 per share, as adjusted to give effect to the Reverse Stock Split. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction). Pursuant to the terms of the Common Warrants, a Fundamental Transaction occurs if (i) the Company, directly or indirectly, effects any merger or consolidation of the Company with or into another person in which the Company is not the surviving entity, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which holders of the Company’s Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50% of the voting power of the outstanding shares of Common Stock (not including any shares of Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination) (the Fundamental Change Put). If the Fundamental Change Put is exercised by the holder of a Common Warrant, holder may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Fundamental Change Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. The Company believes that the merger with Cibus, as contemplated by the Merger Agreement, does not qualify as a Fundamental Transaction.
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
842) – Targeted Improvements (collectively, the New Lease Standard). The New Lease Standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The New Lease Standard establishes a right-of-use
(ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement.
The Company adopted the New Lease Standard as of January 1, 2022, using the transition method which does not require revisions to comparative periods. The Company elected to implement the transition package of practical expedients permitted within the New Lease Standard, which among other things, allows it to carry forward the historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases and it also made an accounting policy election to not record leases with an initial term of 12 months or less on its consolidated balance sheet.
The Company’s adoption of the New Lease Standard required it to remove the previously reported amounts for land, buildings, and equipment associated with its headquarters and laboratory facility lease as well as the associated liability. The Company assessed the elements of its lease agreement and upon adoption, recorded an operating lease associated with the sale leaseback of the land component of the lease, and a second operating lease associated with the building component of the lease. The Company recorded operating lease assets and liabilities of

$14.1 million within its consolidated balance sheet as of January 1, 2022. The New Lease Standard had no impact on the Company’s consolidated statements of operations or cash flows. The $0.8 million cumulative effect of the adoption of the New Lease Standard was recorded to stockholders’ equity. See Note 8 for further information regarding the Company’s leases.
Reverse Stock Split
In an effort to regain compliance with the listing rule of the Nasdaq Capital market requiring that the bid price of the Company’s common stock be $
1.00
per share or higher (
the
Bid Price Rule), the Company effected a one-for-ten reverse stock split (the Reverse Stock Split) of its common stock. The Reverse Stock Split became effective on April 24, 2023, pursuant to a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on April 25, 2023. The par value and authorized shares of common stock and preferred stock of the Company were not adjusted as a result of the Reverse Stock Split.
All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this Reverse Stock

S
pli
t
. No
fractional shares were issued in connection with the Reverse Stock Split and instead, fractional shares were rounded up to the nearest whole share number.
2. GOING CONCERN
The Company has incurred losses since its inception. The Company’s net loss was $5.4 million for the three months ended March 31, 2023, and it used $2.4 million of cash for operating activities for the three months ended March 31, 2023. The Company’s primary sources of liquidity are its cash and cash equivalents and funding from Cibus pursuant to the Interim Funding (as defined below), with additional liquidity accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq Capital Market (Nasdaq) regulations, from the capital markets, including under the Open Market Sale Agreement
SM
with Jefferies LLC (as amended, the ATM Facility).
As of March 31, 2023, the Company had $2.1 million of cash and cash equivalents. As of March 31, 2023, current liabilities were $4.2 million.
Pursuant to the Agreement and Plan of Merger (the Merger Agreement) among the Company, Cibus and certain other parties thereto, the Company and Cibus agreed that beginning at the earlier of March 15, 2023, and the date Calyxt’s unrestricted cash balance first drops below $
1.5
 million, Calyxt could request, and Cibus agreed to provide, an unsecured, interest-free revolving line of credit of up to $
3.0
 million in cash, which amount may be increased to $
4.0
 million if Cibus elects to extend the outside date (as defined in the Merger Agreement) to June 30, 2023 (the Interim Funding). Funds can be drawn by Calyxt in $
0.5
 million increments and may only be used to fund operating expenses incurred in the ordinary course of business consistent with past practice and consistent with the negative covenants in the Merger Agreement. The full outstanding balance of the Interim Funding will be reduced to zero in connection with the closing of the Transactions, if consummated. The full outstanding balance of the Interim Funding will be forgiven by Cibus if the Merger Agreement is terminated for any reason other than under certain conditions, as detailed in the Merger Agreement. The Interim Funding is subject to acceleration in connection with certain bankruptcy events. As of March 31, 2023, the Company had received $
1.0
 million of Interim Funding from Cibus.

Subsequent to March 31, 2023, and prior to the filing date of this Form 10-Q, the Company received another $0.5 million of Interim Funding from Cibus.

On October 3, 2022, the Company entered into an amendment to the Open Market Sale Agreement with Jefferies for the ATM Facility that enables it, subject to the applicable baby shelf rules described below, to offer and sell up to 1,566,100 shares of its common stock. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. From January 1, 2023, through the date of this report, the Company has not issued any shares under the ATM Facility.
During the February 2022 Offering, the Company issued 388,000 shares of its common stock,
Pre-Funded
Warrants to purchase up to 388,000 shares of its common stock, and Common Warrants to purchase up to 776,000 shares of its common stock in the
Follow-On
Offering. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.
The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from (a) future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; and (b) product sales from its proprietary BioFactory production system; (iii) government or other third-party funding, (iv) public or private equity or debt financings, (v) the execution of strategic transactions, or (vi) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.
Although the Company has access to the ATM Facility, based on the Company’s public float as of the date of the filing of its Annual Report on Form
10-K/A,
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
The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, to consummate the Transactions or an alternative strategic transaction, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue.
The Company believes that its cash and cash equivalents as of March 31, 2023, considering continuing actions taken to reduce its operating expenses to enable the Transactions to close, the legal settlement discussed in Note 8 to the consolidated financial statements, and the Interim Funding are sufficient to fund its operations through the second quarter of 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it will need to raise additional capital to support its business plan for a period of 12 months or more from the date of this filing.
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
Management has implemented various cost reductions and other cash-focused measures to manage liquidity. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms or to consummate the Transactions or an alternative strategic transaction, the Company may have to implement increasingly stringent cost saving measures and significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly harm the Company’s business, financial condition, and prospects.

3. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE AND CONCENTRATIONS OF CREDIT RISK
Financial Instruments Measured at Fair Value and Financial Statement Presentation
Financial instruments including cash and cash equivalents, restricted cash, accounts payable, short-term debt, and all other current liabilities have carrying values that approximate fair value. The Company measures Common Warrants on a quarterly basis. The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as of the measurement date as follows:
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
Fair Value Measurements and Financial Statement Presentation
The fair values of the Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023				March 31, 2023
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Common stock warrants	$—	$—	$—	$—	$—	$—	$1,110	$1,110

Total	$—	$—	$—	$—	$—	$—	$1,110	$1,110

	December 31, 2022				December 31, 2022
	Fair Values of Assets				Fair Values of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other items reported at fair value:
Common stock warrants	$—	$—	$—	$—	$—	$—	$291	$291

Total	$—	$—	$—	$—	$—	$—	$291	$291

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
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of March 31,	As of December 31,
	2023	2022
Estimated fair value of Common Warrants	$1.43	$0.37
Assumptions:
Risk-free interest rate	3.8%	4.0%
Expected volatility	90.0%	85.0%
Expected term to liquidation (in years)	4.4	4.6
As of March 31, 2023, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash, cash equivalents, and restricted cash in highly liquid securities and investment funds. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as short-term investments that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of March 31, 2023, and December 31, 2022, the Company did not hold any short-term investments.
4. RELATED-PARTY TRANSACTIONS
The Company is party to several agreements that govern its relationship with Cellectis, some of which require the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three months ended March 31, 2023, and 2022.
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
TALEN
®
is the Company’s primary gene editing technology. TALEN
®
technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company obtained an exclusive license for the TALEN
®
technology for commercial use in plants from Cellectis. The Company also licenses other technology from Cellectis. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three months ended March 31, 2023, and 2022.
5. STOCKHOLDERS’ EQUITY
Follow-On
Public Offering
On February 23, 2022, the Company completed the
Follow-On
Offering, in which it issued 388,000

shares of its common stock,
Pre-Funded
Warrants to purchase up to 388,000

shares of its common stock, and Common Warrants to purchase up to 776,000 shares of its common stock. The aggregate offering price for each share of common stock and accompanying Common Warrant was $14.10. The aggregate offering price for each
Pre-Funded
Warrant and accompanying Common Warrant was $14.099. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.
Pre-Funded
Warrants
Each
Pre-Funded
Warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.0001 per share. While outstanding, the
Pre-Funded
Warrants were recorded as a component of stockholders’ equity within additional paid-in
capital. The
Pre-Funded
Warrants were exercised in full on May 4, 2022
,
and subsequently settled with the counterparty.
Common Stock Warrants
Each Common Warrant entitles the holder to purchase one share of common stock at an exercise price of $14.10 per share. The Common Warrants became exercisable on August 23, 2022
,
and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheet. Per the terms of the Common Warrants, a holder of an outstanding warrant is not entitled to exercise any portion of such warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.

Warrant transactions for the three months ended March 31, 2023, are as follows:

	Number of Common Stock Warrant Units Outstanding	Weighted-Average Exercise Price Per Share
Outstanding as of December 31, 2022:	776,000	$14.10
Issued	—	—
Forfeited/canceled	—	—
Exercised	—

Outstanding as of March 31, 2023:	776,000	$14.10

Exercisable as of March 31, 2023:	776,000	$14.10

ATM Facility
On September 21, 2021, the Company entered into an ATM Facility with Jefferies LLC, as sole selling agent. The Company issued approximately 140,000 shares of common stock under the ATM Facility in 2021. In the aggregate, the Company received net proceeds from the ATM Facility of $4.1 million through early January 2022.
On October 3, 2022, the Company entered into an amendment to the Open Market Sale Agreement that enables it, subject to the applicable baby shelf rules, to offer and sell up to 1,566,100 shares of its common stock. At its discretion, the Company determines the timing and number of shares to be issued under the ATM Facility. From January 1, 2023, through the date of this report, the Company has not issued any additional shares under the ATM Facility.
6. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis.
In December 2014, the Company adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, RSUs, PSUs and other types of equity awards. In July 2021, the Company also adopted the Calyxt, Inc. Employee Inducement Incentive Plan (the Inducement Plan), from which PSUs were granted to Michael A. Carr.
As of March 31, 2023, 9,259 shares were registered and available for grant under effective registration statements, while 238,983 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan and the Inducement Plan. No further awards will be granted under either the 2014 Plan or the Inducement
Plan
.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2023	2022
Estimated fair values of stock options granted	$—	$9.71
Assumptions:
Risk-free interest rate	—	1.9% - 2.4%
Expected volatility	—	89.7% - 91.8%
Expected term (in years)	—	5.75 - 6.89

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
Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options expire 10 years after the date of the grant.
Modification of Stock Options
On March 1, 2023, the Company’s Board of Directors (Board) approved the modification of the award terms of all outstanding stock options with a
90-day
post-separation exercise period from the current 90 days to five years from date of grant.
The modification did not affect the vesting or service period of the stock options. These modifications were considered to be Type I and incremental stock compensation expense of $0.2 million was determined for all modified awards, of which $0.1 million was recognized associated with vested awards in the three months ended March 31, 2023. The remaining incremental expenses will be recognized over the remaining service period of the awards.
Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2022	339,707	$99.35	584,171	$73.51
Granted			—	—
Exercised			—	—
Forfeited or expired			(21,206)	38.12

Balance as of March 31, 2023	381,873	$92.18	562,965	$74.85
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Stock-based compensation expense	$354	$180

As of March 31, 2023, options outstanding and exercisable had no aggregate intrinsic value and the weighted average remaining contractual term was 5.2 years as of that date.

Net cash proceeds from the exercise of stock options less shares used for minimum withholding taxes and the intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Net cash proceeds	$—	$—

Intrinsic value of options exercised	$—	$—

As of March 31, 2023, unrecognized compensation expense related to non-vested
stock options was $2.5 million. This expense will be recognized over 20 months on average.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2022	122,914	$19.90
Granted	348,759	4.34
Vested	(68,831)	15.33
Forfeited	(9,442)	17.24

Unvested balance as of March 31, 2023	393,400	$6.97

The total grant-date fair value of restricted stock unit awards that vested is as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Grant-date fair value	$1,055	$617

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Stock-based compensation expense	$311	$205

As of March 31, 2023, unrecognized compensation expense related to RSUs was $2.2 million. This expense will be recognized over 29 months on average.
The Company accounts for stock-based compensation awards granted to employees of Cellectis as deemed dividends. The Company recorded deemed dividends as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Deemed dividends from grants to Cellectis employees	$—	$37

Performance Stock Units
From
time-to-time,
the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

2022 Grant
In March 2022, the Company granted 53,000 PSUs under the 2017 Plan to five employees including four executive officers. The PSUs include three annual performance periods (2022, 2023, and 2024) and target performance levels for each of those periods linked to the achievement of Company objectives as determined annually for the respective period by the Compensation Committee. Once the annual objectives are approved, the associated expense will be recognized on a straight-line basis over the period through the determination date, which can be no later than March 15 of the following year. Earned awards will be settled in shares of Company stock no later than the March 15 determination date in the following calendar year. The grant date for the tranche of awards linked to 2022 performance was May 4, 2022, and on March 1, 2023, the Company’s Board determined the 2022 tranche of PSUs would vest at 100%. Determination of expense for the 2023 and 2024 tranches of PSUs for the four executive officers will be made when the associated business objectives are determined.
2021 Grant
In July 2021, the Company granted 60,000 PSUs under the Inducement Plan to Mr. Carr. The PSUs will vest if the Company’s stock remains above three specified price levels for thirty calendar days over the three-year performance period. The PSUs will be settled in unrestricted shares of the Company’s common stock on the vesting date.
2019 Grant
In June 2022, PSUs granted to two executive officers in 2019 were forfeited because the underlying performance criteria were not met. These PSUs contained a market condition and had a five-year service period. The Company continue
s
to expense these PSUs over the remaining service period.
PSU activity for the three months ended March 31, 2022, is as follows:

Number of Performance Stock Units Outstanding
Unvested balance as of December 31, 2022	113,000
Granted	—
Vested	(17,670)
Forfeited	(1,666)

Unvested balance as of March 31, 2023	93,664

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Stock-based compensation expense	$163	$146

As of March 31, 2023, unrecognized compensation expense related to PSUs was $0.8 million. This expense will be recognized over 16 months on average.
7. INCOME TAXES
The Company provides a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements.
As of March 31, 2023, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2022.

8. LEASES, COMMITMENTS, AND CONTINGENCIES
Litigation and Claims
In the fourth quarter of 2022, the Company reached a settlement with one of its technology vendors regarding alleged intellectual property infringement. As a result of the settlement, the Company received $0.75 million in the fourth quarter of 2022, and it received the final installment of $0.75 million in the first quarter of 2023.
The Company is not currently a party to any other material pending legal proceedings.
Leases
The Company had an equipment financing arrangement that was considered a financing-type lease. This equipment financing arrangement was repaid in full in the first quarter of 2023. The Company was required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of March 31, 2023, the remaining restricted cash had been returned to the Company.
The Company is obligated under a
non-cancellable
operating lease for office and laboratory space at its facility in Roseville, Minnesota. The lease has a remaining term of 15.1 years and has a ROU asset of $13.5 million as of March 31, 2023.
The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the ROU assets and operating lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s agreement does not include options to terminate the lease.
The components of lease expense were as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Finance lease costs	$3	$9
Operating lease costs	388	399
Variable lease costs	233	231

Total	$624	$639

Operating lease cost for short-term leases was not material for the three months ended March 31, 2023, or March 31, 2022.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$72	$67
Financing cash flows (finance leases)	97	94
Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2023		As of December 31, 2022
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	15.1	—	15.3	0.4
Weighted average discount rate	7.9%	—	7.9%	8.1%

As of March 31, 2023, future minimum payments under leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2023	$1,102	$—	$1,102
2024	1,480	—	1,480
2025	1,479	—	1,479
2026	1,479	—	1,479
2027	1,479	—	1,479
2028	1,553	—	1,553
Thereafter	15,438	—	15,438

	24,010	—	24,010
Less: imputed interest	(10,268)	—	(10,268)

Total	$13,742	$—	$13,742

9. SUPPLEMENTAL INFORMATION
Certain balance sheet amounts are as follows:

In Thousands	As of March 31, 2023	As of December 31, 2022
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,054	$3,427
Restricted cash	—	99

Total	$2,054	$3,526

In Thousands	As of March 31, 2023	As of December 31, 2022
Prepaid expenses and other current assets:
Common warrants – financing costs	$375	$396
Prepaid expenses and other current assets	154	210

Total	$529	$606

In Thousands	As of March 31, 2023	As of December 31, 2022
Other current liabilities:
Operating lease obligations – current	$400	$367
Other current liabilities	83	112

Total	$483	$479

Certain statements of operations amounts are as follows:

	Three Months Ended March 31,
In Thousands	2023	2022
Stock-based compensation expense:
Research and development	$184	$30
Selling, general, and administrative	644	501

Total	$828	$531

	Three Months Ended March 31,
In Thousands	2023	2022
Interest, net:
Interest expense	$(3)	$(10)
Interest income	3	1
Common stock warrants - financing costs amortization	(21)	(8)

Total	$(21)	$(17)

Supplemental statement of cash flows information is as follows:

	As of March 31,
In Thousands	2023	2022
Interest paid	$3	$8

Non-cash
transactions not reported in the consolidated statement of cash flows is as follows:

	As of March 31,
In Thousands	2023	2022
Receivable from Jefferies for shares issued under ATM facility	$—	$(260)
Non-cash additions to land, buildings, and equipment	$—	$(202)
Unpaid stock offering costs included in stockholders’ equity	$—	$257
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	$—	$832
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$—	$14,090

10. INTERIM FUNDING
Pursuant to the Merger Agreement, beginning at the earlier of March 15, 2023, and the date Calyxt’s unrestricted cash balance first drops below $1.5 million, Calyxt could request, and Cibus agreed to provide, an unsecured, interest-free revolving line of credit of up to $3.0 million in cash, which amount may be increased to $4.0 million if Cibus elects to extend the outside date (as defined in the Merger Agreement) to June 30, 2023. Funds can be drawn by Calyxt in $0.5 million increments and may only be used to fund operating expenses incurred in the ordinary course of business consistent with past practice and consistent with the negative covenants in the Merger Agreement. The full outstanding balance of the Interim Funding will be reduced to zero in connection with the closing of the Transactions, if consummated. The full outstanding balance of the Interim Funding will be forgiven by Cibus if the Merger Agreement is terminated for any reason other than under certain conditions, as detailed in the Merger Agreement. The Interim Funding is subject to acceleration in connection with certain bankruptcy events. As of March 31, 2023, the Company had received $1.0 million of Interim Funding from Cibus.

Subsequent to March 31, 2023, and prior to the filing date of this Form 10-Q, the Company received another $0.5 million of Interim Funding from Cibus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report on Form 10-K/A for the year ended December 31, 2022, including the Consolidated Financial Statements and Notes incorporated therein. The Company uses the term “compounds” to describe compounds, molecules, and plant-based chemistries interchangeably.

EXECUTIVE OVERVIEW

Calyxt is a plant-based synthetic biology company. The Company leverages its proprietary PlantSpring™ technology platform to engineer plant metabolism to produce innovative, high-value, and sustainable materials and products for use in helping customers meet their sustainability targets and financial goals. The Company’s primary focus and commercialization strategy is on engineering synthetic biology solutions through its PlantSpring platform for manufacture using its proprietary and differentiated BioFactory™ production system for a diverse base of target customers across an expanded group of end markets including the cosmeceutical, nutraceutical, and pharmaceutical industries. The Company also seeks to commercialize its PlantSpring technology platform by licensing elements of the platform and historically developed traditional agriculture seed-trait product candidates, as well as selectively developing product candidates for customers in traditional agriculture.

The Company is an early-stage company and has incurred net losses since its inception. As of March 31, 2023, the Company had an accumulated deficit of $217.5 million. The Company’s net losses were $5.4 million for the three months ended March 31, 2023. The Company expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Historically, the Company’s expenses in connection with the execution of its long-term business plan have been primarily driven by:

•	Research and Development (R&D) expenses associated with developing and enhancing the capabilities of its PlantSpring technology platform;

•	R&D expenses and capital expenditures to expand its BioFactory production system;

•	regulatory expenses associated with R&D and product development;

•	maintaining, protecting, expanding, and defending its intellectual property portfolio, including intellectual property related to the PlantSpring technology platform and BioFactory production system;

•	human capital related expenses associated with attracting and retaining skilled personnel; and

•	pursuing and negotiating agreements with customers, licensees, and infrastructure partners.

BUSINESS UPDATE

Merger Agreement and Interim Funding

On September 22, 2022, the Company announced that the Board had begun evaluating potential strategic alternatives to maximize shareholder value, including financing alternatives, merger, reverse merger, other business combinations, sale of assets, licensing, or other transactions.

On January 13, 2023, the Company, Cibus, and certain other parties thereto entered into the Merger Agreement. Pursuant to the Merger Agreement, following the Transactions, Calyxt will be organized in an “Up-C” structure and re-named “Cibus, Inc.”, Calyxt will act as the managing member of Cibus, and its only material asset will consist of common units of Cibus. If the Transactions are completed, the business of Cibus will continue as the primary business of the combined organization and the current equity holders of Cibus will own a substantial majority of the issued and outstanding common stock of the Company.

The closing of the Transactions is subject to the approval of Calyxt’s stockholders, the approval of Cibus’ members, the receipt of required regulatory approvals (to the extent applicable), and satisfaction of other customary closing conditions. The closing is currently expected to occur in the second quarter of 2023. Additional information regarding the Transactions is included in Calyxt’s registration statement on Form S-4 initially filed with the SEC on February 14, 2023, as amended on April 14, 2023.

Pursuant to the Merger Agreement, beginning at the earlier of March 15, 2023, and the date Calyxt’s unrestricted cash balance first drops below $1.5 million, Calyxt could request, and Cibus agreed to provide, an unsecured, interest-free revolving line of credit of up to $3.0 million in cash, which amount may be increased to $4.0 million if Cibus elects to extend the outside date (as defined in the Merger Agreement) to June 30, 2023. Funds can be drawn by Calyxt in $0.5 million increments and may only be used to fund operating expenses incurred in the ordinary course of business consistent with past practice and consistent with the negative covenants in the Merger Agreement. The full outstanding balance of the Interim Funding will be reduced to zero in connection with the closing of the Transactions, if consummated. The full outstanding balance of the Interim Funding will be forgiven by Cibus if the Merger Agreement is terminated for any reason under certain conditions, as detailed in the Merger Agreement. The Interim Funding is subject to acceleration in connection with certain bankruptcy events. As of March 31, 2023, the Company had received $1.0 million of Interim Funding from Cibus. Subsequent to March 31, 2023, and prior to the filing date of this Form 10-Q, the Company received another $0.5 million of Interim Funding from Cibus.

If, for any reason, the Transactions are not completed, the Company will reconsider its available alternatives at such time and could pursue one of the following courses of action, which the Company currently believes to be the most likely alternatives:

•

Dissolve and liquidate. The Company may decide to dissolve and liquidate its assets. In such a circumstance, Calyxt would be required to pay all of its debts and contractual obligations and to set aside certain reserves for potential future claims. In light of Calyxt’s current capital resources, it is highly unlikely, in this case, that substantial resources, if any, would be available for distribution to stockholders.

•

Pursue another strategic transaction. The Company may decide to resume the process of evaluating a potential merger, reorganization, or other business combination transaction or to sell or otherwise dispose of certain of the Company’s assets. Any of these alternatives would be costly and time-consuming and would require that Calyxt obtain additional near-term funding in parallel to, or as part of, such a strategic transaction. The Company expects that it would be difficult to secure such funding in a timely manner, on favorable terms, or at all.

•

Operate the business. Although substantially less likely than the alternatives above, the Calyxt Board could elect to seek to continue to operate the Company’s business. This alternative would require that Calyxt obtain additional near-term funding, which the Company expects would be difficult to secure in a timely manner, on favorable terms, or at all. If pursued, Calyxt would likely need to significantly delay or further scale back operations beyond its already narrowly focused operational activities.

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

In limiting operations to core activities, the Company has focused its continuing operations on:

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

The Company has suspended non-core activities, such as efforts toward the development and integration of AIML and the initiation, development, and commercialization of additional synthetic biology products, or chemistries, beyond those involved in the continuing operations identified above.

RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF RESULTS

The Company’s largest shareholder is Cellectis. As of March 31, 2023, Cellectis owned 48.2 percent of the Company’s issued and outstanding common stock.

Cellectis has certain contractual rights as well as rights pursuant to the Company’s certificate of incorporation and bylaws, in each case, for so long as it maintains threshold beneficial ownership levels in the Company’s shares. See “Risk Factors—Although Cellectis and its affiliates hold less than a majority of the Company’s outstanding common stock, Cellectis possesses certain rights that prevent other stockholders from influencing significant decisions” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

Research and Development Expense

The Company’s R&D expense primarily consist of employee-related costs for personnel who research and develop its product candidates, fees for contractors who support product development activities, purchasing material and supplies for its laboratories, licensing, an allocation of facility and information technology expenses, and other costs associated with owning and operating its own laboratories and pilot BioFactory capabilities. This includes the costs of performing activities to discover and develop products and advance the Company’s PlantSpring technology platform, including its intellectual property portfolio. BioFactory expenses from lab through pilot, unless incurred related to a specific product sold to a customer, are also classified as R&D expense. R&D expenses also include costs to write and support the research for filing patents. The Company recognizes R&D expenses as they are incurred.

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

Non-operating income (expenses)

Non-operating income (expenses) are expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of Common Warrants, gain from a legal settlement, costs related to the completion of the Transactions, foreign exchange-related transactions, and disposals of land, buildings, and equipment.

Revenues and Costs

To the extent any revenue is generated under the Company’s current business model, such revenue would derive from product development activities for customers for both the BioFactory production system and agricultural production and technology licensing arrangements. Any such cash and revenue- generating opportunities associated with these activities would be expected to primarily arise from up-front and milestone payments, annual license fees, and royalties. If, and when, the BioFactory begins to produce products for customers, it is anticipated that such revenues would grow and surpass revenues from other sources.

During the course of discussions with Cibus regarding, and following the execution of, the Merger Agreement, Calyxt has streamlined and focused its business activities on preserving cash sufficient to achieve a closing of the Transactions. Accordingly, Calyxt has taken additional steps to streamline its operations and to reduce its operating expenses, while focusing on a limited scope of core projects. While these projects are important for Calyxt’s overall product development pipeline, none of these projects is expected to generate material revenue in the near term. While the Company continuously implemented cost reduction measures including not filling open positions throughout 2022, the principal impact of these actions affects results of operations beginning in early 2023 following the reduction in employees from 48 to 28 in January 2023. As of March 31, 2023, the Company had 25 full time employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

A summary of the Company’s results of operations for the three months ended March 31, 2023, and 2022 follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

	(In thousands, except percentage values)
Revenue	$42	$32	$10	31%
Cost of goods sold	—	—	—	0%

Gross profit	42	32	10	31%
Research and development	2,209	2,941	(732)	(25)%
Selling, general, and administrative	2,296	3,180	(884)	(28)%

Loss from operations	(4,463)	(6,089)	1,626	27%
Interest, net	(21)	(17)	(4)	(24)%
Non-operating income (expenses)	(910)	487	(1,397)	(287)%

Net loss	$(5,394)	$(5,619)	$225	4%

Basic and diluted net loss per share	$(1.09)	$(1.34)	$0.25	19%

Revenue, Cost of Goods Sold, and Gross Profit

Revenues and gross profit were nominal in the first quarter of 2023 and 2022. Revenue in the first quarter of 2023 and 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative. The $10 thousand increase in revenue and gross profit was due to a change made to the estimated completion date of the contract in the first quarter of 2022.

Research and Development Expense

R&D expense was $2.2 million in the first quarter of 2023, a decrease of $0.7 million, or 25 percent, from the first quarter of 2022. The decrease was primarily driven by the reduction in headcount year-over-year and other cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $2.3 million in the first quarter of 2023, a decrease of $0.9 million, or 28 percent, from the first quarter of 2022. The decrease was driven by the reduction in headcount year-over-year and other cost reduction initiatives.

Interest, net

Interest, net was nominal in the first quarter of 2023 and 2022. The increase in expense was driven by a full quarter of amortization of financing costs associated with the issuance of common stock warrants in the first quarter of 2023 compared to a partial quarter of amortization in the first quarter of 2022, partially offset by a lower financing lease obligations balance.

Non-operating income (expenses)

Non-operating income (expenses) were expense of $0.9 million in the first quarter of 2023, an increase in expense of $1.4 million, or 287 percent, from the first quarter of 2022. The increase in expense was driven by $1.3 million of mark-to-market loss on the Company’s Common Warrants, which increased in value due to an increase in stock price, as well as $0.8 million of costs associated with the Transactions. These expenses were partially offset by $0.8 million of gain contingency associated with the final payment to the Company for settlement of a legal matter with one of the Company’s technology vendors regarding alleged intellectual property infringement.

Net Loss

Net loss was $5.4 million in the first quarter of 2023, an improvement of $0.2 million, or 4 percent, from the first quarter of 2022. The improvement in net loss was driven by the improvement in R&D and SG&A expenses partially offset by the increase in Non-operating income (expenses) discussed above.

Net Loss Per Share

Net loss per share was $1.09 in the first quarter of 2023, an improvement of $0.25 per share, or 19 percent, from the first quarter of 2022. The improvement in net loss per share was driven by the improvement in net loss and a year-over-year increase in weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary sources of liquidity are its cash and cash equivalents. As of March 31, 2023, the Company had $2.1 million of cash and cash equivalents. Current liabilities were $4.2 million as of March 31, 2023.

The Company’s current cash and cash equivalents, when combined with Interim Funding available from Cibus, are sufficient to cover the Company’s current liabilities as of March 31, 2023. See above under the heading “Business Update—Merger Agreement and Interim Funding” for additional details regarding the Interim Funding. The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its headquarters and laboratory facilities. The Company’s principal discretionary cash spending is for capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing and evaluates potential alternative transactions.

The Company incurred net losses of $5.4 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $217.5 million and expects to continue to incur losses in the future.

Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands	2023	2022	$ Change	% Change
Net loss	$(5,394)	$(5,619)	$225	4%
Depreciation and amortization expenses	486	370	116	31%
Stock-based compensation	828	531	297	56%
Unrealized (gain) loss on mark-to-market of common stock warrants	819	(435)	1,254	288%
Changes in operating assets and liabilities	886	(1,251)	2,137	171%

Net cash used by operating activities	$(2,375)	$(6,404)	$4,029	63%

Net cash used by operating activities was $2.4 million in the first quarter of 2023, an improvement of $4.0 million, or 63 percent, from the first quarter of 2022. The improvement was driven by a $2.1 million decrease in cash used by operating liabilities, primarily related to severance and bonus payments made in the first quarter of 2022, a $1.3 million unrealized gain from the increase in value of the Common Warrants, a $0.2 million decrease in net loss discussed above, and a $0.3 million increase in non-cash stock compensation, primarily the result of higher forfeiture amounts of stock awards in the first quarter of 2022.

The Company expects cash used by operating activities in 2023 to be lower than 2022 driven by the reduction in operating expenses, partially offset by non-operating expenses consisting primarily of costs associated with the Transactions.

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands	2023	2022	$ Change	% Change
Purchases of land, buildings, and equipment	—	(545)	545	100%

Net cash (used by) investing activities	$—	$(545)	$545	100%

There was no net cash provided or used by investing activities in the first quarter of 2023, a decrease in cash used by investing activities of $0.5 million, or 100 percent, from the first quarter of 2022. The decrease in cash used by investing activities used was driven by the decision to conserve cash and place capital projects on hold in anticipation of the completion of the Transactions.

The Company expects cash used for purchases of land, buildings, and equipment in 2023 to be lower than in 2022, driven by its reduced operational focus.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands	2023	2022	$ Change	% Change
Proceeds from common stock issuance	$—	$11,209	$(11,209)	(100)%
Costs incurred related to the issuance of stock	—	(704)	704	100%
Proceeds from Cibus, LLC	1,000	—	1,000	NM
Repayments of financing lease obligations	(97)	(94)	(3)	(3)%

Net cash provided by financing activities	$903	$10,411	(9,508)	(91)%

NM – not meaningful

Net cash provided by financing activities was $0.9 million in the first quarter of 2023, a decrease of $9.5 million, or 91 percent, from the first quarter of 2022. The decrease was primarily due to the receipt of $10.0 million of net proceeds from the Follow-On Offering in the first quarter of 2022 partially offset by the receipt of the Interim Funding in the first quarter of 2023.

The Company expects net cash provided by financing activities in 2023 to decrease compared to 2022, driven by financing transactions completed in 2022.

Capital Resources

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $5.4 million for the three months ended March 31, 2023, and it used $2.4 million of cash for operating activities for the three months ended March 31, 2023.

If the Transactions are not consummated for any reason, the Company may decide to dissolve and liquidate its assets. In such a circumstance, Calyxt would be required to pay its debts and contractual obligations and to set aside certain reserves for potential future claims. In light of Calyxt’s current capital resources, it is highly unlikely, in this case, that substantial resources, if any, would be available for distribution to stockholders.

To the extent the Transactions are not consummated for any reason and the Company is not liquidated and dissolved, it anticipates that it will continue to generate losses for the next several years or until such time as an alternative strategic transaction is consummated.

In the less likely scenario in which the Company seeks to continue to operate its business and until the Company can generate cash flows sufficient to support its operating capital requirements, it would seek to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from (a) future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; and (b) product sales from its proprietary BioFactory production system; (iii) government or other third-party funding, (iv) public or private equity or debt financings, (v) the execution of strategic transactions, or (vi) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.

The Company’s primary capital resources are its cash and cash equivalents and available Interim Funding.

The Company faces uncertainty regarding the adequacy of its capital resources and presently has limited access to additional financing and expects to rely upon the Interim Funding in order to continue operations through the consummation of the Transactions.

While certain public and private transaction structures may be available to the Company, these may require additional time and cost, may result in fixed payment obligations, may result in substantial dilution to existing stockholders, particularly in light of the Company’s current stock price, may impose operational restrictions on the Company, may grant holders rights senior to those of the Company’s shares of common stock, and may not be available on attractive terms. Further, during the pendency of the Transactions, any such transactions could only be entered into with the consent of Cibus. Accordingly, although the Company continuously assesses market conditions and available financing alternatives, in light of the Company’s current stock price, the restrictions imposed by the Merger Agreement and the availability of the Interim Funding, the Company does not anticipate any additional third-party funding prior to or not contingent upon the consummation of the Transactions.

The Company believes its cash and cash equivalents as of March 31, 2023, considering continuing actions taken to reduce its operating expenses to enable the proposed Transactions to close, the legal settlement discussed in Note 8 to the consolidated financial statements, and the availability of the Interim Funding, are sufficient to fund its operations through the second quarter of 2023. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern for a period of 12 months or more from the date of filing of this Quarterly report on Form 10-Q.

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

In light of the Company’s current liquidity challenges and capital resource constraints, management has implemented cost reduction and other cash-focused measures to manage liquidity, including reduction of capital expenditures, headcount reductions, and renegotiation or termination of professional services agreements. To conserve cash, the Company has also strategically evaluated its arrangements with suppliers and service providers and has, in several instances, transitioned such relationships to lower cost alternative providers. During the course of discussions with Cibus regarding, and following the execution of, the Merger Agreement, Calyxt has further streamlined and focused its business activities on preserving cash sufficient to achieve a closing of the Mergers. Accordingly, Calyxt has taken additional steps to reduce its operating expenses and has focused its continuing operations on scaling production of its Plant Cell Matrix™ structures with its manufacturing partner, licensing efforts with respect to its PlantSpring™ technology and plant traits, and continuing to progress its three key customer projects.

If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms or to consummate the Transactions, the Company may have to implement increasingly stringent cost saving measures and significantly delay, scale back, or cease operations, in part or in full. If the Company decided to cease operations and dissolve and liquidate its assets, it is unclear to what extent the Company would be able to pay its existing obligations. In such a circumstance and in light of the Company’s current capital resources position, it is unlikely that substantial resources would be available for distributions to stockholders.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

As of March 31, 2023, there were no material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.

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

Valuation of Common Warrants

The Common Warrants have been classified as a liability in the Company’s consolidated balance sheet because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Fundamental Change Put. If the Fundamental Change Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants.

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of March 31,	As of December 31,
	2023	2022
Estimated fair value of Common Warrants	$1.43	$0.37
Assumptions:
Risk-free interest rate	3.8%	4.0%
Expected volatility	90.0%	85.0%
Expected term to liquidation (in years)	4.4	4.6

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.

As of March 31, 2023, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk that affect us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding fiscal year until March 31, 2023. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 3. Financial Instruments Measured at Fair Value and Concentrations of Credit Risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings as of March 31, 2023. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of stock or have any unregistered sales of equity securities during the three months ended March 31, 2023.

Item 6. Exhibits

(a) Index of Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated January 13, 2023, by and among Calyxt, Inc., Calypso Merger Subsidiary, LLC, Cibus Global, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

2.2	First Amendment to Agreement and Plan of Merger, dated as of April 14, 2023, by and among Calyxt, Inc. and Cibus Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 1, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018)

10.1	Form of Calyxt Support Agreement (included as Exhibit A in Exhibit 2.1)

10.2	Form of Cibus Support Agreement (included as Exhibit B in Exhibit 2.1)

10.3	Terms and Conditions of Interim Funding (included as Exhibit E in Exhibit 2.1)

10.4†	Amendment to Calyxt’s 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL

*	Filed herewith
†	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2023.

CALYXT, INC.

By:	/s/ Michael A. Carr
Name:	Michael A. Carr
Title:	President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ William F. Koschak
Name:	William F. Koschak
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)