Form 10-Q
period 2023-06-30
Cibus, Inc.
filed 2023-08-10
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023;
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission file number 001-38161
_____________________
Cibus, Inc.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	27-1967997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6455 Nancy Ridge Drive San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 450-0008
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_____________________
Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	CBUS	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2023, there were 16,641,505 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 983,323 restricted shares of Class A Common Stock, which remain subject to vesting), and 4,642,636 shares of the registrant's Class B Common Stock, $0.0001 par value per share, outstanding.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. (formerly Calyxt, Inc.) and its consolidated subsidiaries (i) excluding Cibus Global, LLC and its consolidated subsidiaries, prior to the completion of the Merger Transactions (as defined under the heading “Explanatory Note” below) and (ii) the combined entity, including Cibus Global, LLC and its consolidated subsidiaries, as of and following the consummation of the Merger Transactions. When the term “Legacy Calyxt” is used, it is being used to exclusively refer to Calyxt, Inc. prior to the Merger Transactions. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC, both prior to and after the completion of the Merger Transactions. When the term “Cellectis,” is used, it is being used to refer to Cellectis S.A. (société anonyme), the Company’s largest shareholder prior to the completion of the Merger Transactions.

When the term “Class A Common Stock” is used, it is being used, unless the context requires otherwise, to refer prior to the Merger Transactions to Legacy Calyxt’s common stock, par value $0.0001 per share (Legacy Common Stock) and following the Merger Transactions to the Class A Common Stock, $0.0001 par value per share (Class A Common Stock). Each share of Legacy Common Stock existing and outstanding immediately prior to the Merger Transactions remained outstanding as a share of Class A Common Stock without any conversion or exchange thereof.

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Quarterly Report on Form 10-Q include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “NucelisTM,” “Trait MachineTM,” “PlantSpring,” and “BioFactory.” This report may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

Explanatory Note

Completion of Merger Transactions

On May 31, 2023, the Company completed the business combination transactions contemplated by the Agreement and Plan of Merger, dated as of January 13, 2023, as amended by the First Amendment thereto dated as of April 14, 2023 (as amended, the Merger Agreement, and the transactions contemplated thereby, the Merger Transactions), by and among Legacy Calyxt; Calypso Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of Legacy Calyxt; Cibus Global; and certain blocker entities party thereto. Among other things, as part of the Merger Transactions, the Company’s amended and restated certificate of incorporation was further amended and restated (the Amended Certificate of Incorporation). The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. The Amended Certificate of Incorporation designated two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights.

The financial information presented in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023, represents one month of Cibus, inclusive of Cibus Global, and five months of Legacy Calyxt results only, except where proforma figures are presented. All financial information prior to the completion of the Merger Transactions is that of Legacy Calyxt only.

Reverse Stock Splits

Prior to the Merger Transactions, Legacy Calyxt effected a one-for-ten reverse stock split (the First Reverse Stock Split) of the Legacy

Common Stock, which became effective on April 24, 2023. The First Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on April 25, 2023.

Immediately prior to the Merger Transactions, the Company effected a one-for-five reverse stock split (the Second Reverse Stock Split and, together with the First Reverse Stock Split, the Reverse Stock Splits) of the Legacy Common Stock, which became effective on May 31, 2023. The Second Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading of the Class A Common Stock on June 1, 2023.

No fractional shares were issued in connection with the Reverse Stock Splits and instead, fractional shares were rounded up to the nearest whole share number. The par value and authorized shares of Legacy Common Stock and preferred stock of the Company were not adjusted as a result of the Reverse Stock Splits.

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) 210,000,000 shares of Class A Common Stock and (B) 90,000,000 shares of Class B Common Stock and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the Securities Act) and the rules and regulations promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the rules and regulations promulgated thereunder. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (SEC), in materials delivered to stockholders, and in press releases. In addition, the Company’s representatives may from time-to-time make oral forward-looking statements.

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the realization of anticipated benefits of the Merger Transactions; integration of the combined company; the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant customer collaborations. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: risks associated with the possible failure to realize certain anticipated benefits of the Merger Transactions; the effect of the completion of the Merger Transactions on the Company’s business relationships, operating results, and business generally; the outcome of any litigation related to the Merger Transactions; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s need for additional funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene-editing processes or products; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render our technologies obsolete; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; and other important factors discussed in “Risk Factors of Cibus, Inc.” filed as Exhibit 99.3 with the Company’s Current Report on Form 8-K, which was filed with the SEC on June 1, 2023, and any additional “Risk Factors” identified in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC, which should be considered an integral part of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning the Company’s industry and the markets in which it operates is based on information from various sources, including independent industry publications. In presenting this information, the Company has also made assumptions based on such data and other similar sources, and on its knowledge of, and its experience to date in, the potential markets for its products. The industry in which the Company operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors of Cibus, Inc.” filed as Exhibit 99.3 with the Company’s Current Report on Form 8-K, which was filed with the SEC on June 1, 2023, and subsequent reports on Forms 10-Q and 8-K filed with the SEC. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by the Company.

Website Disclosure

The Company uses its website (www.cibus.com), its corporate Twitter account (@CibusGlobal) and its corporate LinkedIn account (https://www.linkedin.com/company/cibus-global) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Accordingly, investors should monitor its website and its corporate Twitter and LinkedIn accounts in addition to following press releases, filings with the SEC, and public conference calls and webcasts.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CIBUS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50,895	$3,427
Restricted cash	—	99
Accounts receivable	858	—
Prepaid expenses and other current assets	3,093	606
Total current assets	54,846	4,132
Property, plant, and equipment, net	14,989	4,516
Operating lease right-of-use assets	22,550	13,615
Intangible assets, net	135,379	158
Goodwill	585,266	—
Other non-current assets	1,238	—
Total assets	$814,268	$22,421
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$3,960	$340
Accrued expenses	5,036	173
Accrued compensation	4,378	107
Due to related parties	—	175
Deferred revenue	1,547	107
Current portion of notes payable	1,562	—
Current portion of financing lease obligations	164	97
Current portion of operating lease obligations	5,102	367
Class A common stock warrants	662	291
Other current liabilities	34	5
Total current liabilities	22,445	1,662
Notes payable, net of current portion	719	—
Operating lease obligations, net of current portion	18,870	13,447
Royalty liability - related parties	148,977	—
Other non-current liabilities	2,078	79
Total liabilities	193,089	15,188
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest	136,866	—
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 17,658,330 shares issued and 16,606,401 shares outstanding as of June 30, 2023, and 275,000,000 shares authorized; 978,915 shares issued and 976,908 shares outstanding as of December 31, 2022	8	5
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 4,642,636 shares issued and outstanding as of June 30, 2023, and no shares authorized; no shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	722,327	220,422
Class A common stock in treasury, at cost; 32,647 shares as of June 30, 2023, and 2,007 shares as of December 31, 2022	(1,785)	(1,043)
Accumulated deficit	(236,235)	(212,151)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	484,313	7,233
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$814,268	$22,421
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Revenue	$197	$41	$239	$73
Total revenue	197	41	239	73
Operating expenses:
Research and development	8,429	3,250	10,638	6,191
Selling, general, and administrative	11,079	3,556	13,375	6,736
Total operating expenses	19,508	6,806	24,013	12,927
Loss from operations	(19,311)	(6,765)	(23,774)	(12,854)
Royalty liability interest expense - related parties	(2,617)	—	(2,617)	—
Interest, net	99	(16)	78	(33)
Non-operating income (expenses)	1,320	4,296	410	4,783
Loss before income taxes	(20,509)	(2,485)	(25,903)	(8,104)
Income taxes	—	—	—	—
Net loss	$(20,509)	$(2,485)	$(25,903)	$(8,104)
Net loss attributable to redeemable noncontrolling interest	(1,819)	—	(1,819)	—
Net loss attributable to Cibus, Inc.	$(18,690)	$(2,485)	$(24,084)	$(8,104)
Basic and diluted net loss per share of Class A common stock	$(3.05)	$(2.66)	$(6.73)	$(9.14)
Weighted average shares of Class A common stock outstanding – basic and diluted	6,136,114	933,274	3,576,350	887,096

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(20,509)	$(2,485)	$(25,903)	$(8,104)
Foreign currency translation adjustments	(2)	—	(2)	—
Comprehensive loss	(20,511)	(2,485)	(25,905)	(8,104)
Comprehensive loss attributable to redeemable noncontrolling interest	(1,819)	—	(1,819)	—
Comprehensive loss attributable to Cibus, Inc.	$(18,692)	$(2,485)	$(24,086)	$(8,104)

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2023	$—	994,626	$5	—	$—	$221,250	$(1,043)	$(217,545)	$—	$2,667
Net loss	(1,819)	—	—	—	—	—	—	(18,690)	—	(18,690)
Stock-based compensation	—	—	—	—	—	5,014	—	—	—	5,014
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	136,220	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(32,647)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)	$484,313

Three Months Ended June 30, 2022	Class A Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2022	854,838	$5	$216,838	$(1,043)	$(200,879)	$14,921
Net loss	—	—	—	—	(2,485)	(2,485)
Stock-based compensation	—	—	1,323	—	—	1,323
Issuance of Class A common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	1,889	—	—	—	—	—
Issuance of Class A common stock upon exercise of pre-funded warrants	77,600	—	—	—	—	—
Balance at June 30, 2022	934,327	$5	$218,161	$(1,043)	$(203,364)	$13,759

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY, CONT.

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
Balance at December 31, 2022	$—	976,908	$5	—	$—	$220,422	$(1,043)	$(212,151)	$—	$—	$7,233
Net loss	(1,819)	—	—	—	—	—	—	(24,084)	—		(24,084)
Stock-based compensation	—	—	—	—	—	5,842	—	—	—		5,842
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—		634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	153,938	—	—	—	—	—	—	—		—
Shares withheld for net share settlement	—	(32,647)	—	—	—	—	(742)	—	—		(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—		(138,685)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2)		(2)
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)		$484,313

Six Months Ended June 30, 2022	Class A Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	775,480	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(8,104)	(8,104)
Stock-based compensation	—	—	1,855	—	—	1,855
Issuance of Class A common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	3,647	—	—	—	—	—
Issuance of Class A common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of Class A common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	77,600	1	5,050	—	—	5,051
Issuance of Class A common stock upon exercise of pre-funded warrants	77,600	—	—	—	—	—
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832
Balance at June 30, 2022	934,327	$5	$218,161	$(1,043)	$(203,364)	$13,759

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(25,903)	$(8,104)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	2,617	—
Depreciation and amortization	1,191	763
Stock-based compensation	5,842	1,855
Change in fair value of liability classified Class A common stock warrants	371	(4,723)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,377	—
Due to/from related parties	(95)	(71)
Prepaid expenses and other current assets	47	5
Accounts payable	(2,270)	(114)
Accrued expenses	1,296	(87)
Accrued compensation	1,411	(250)
Deferred revenues	251	(74)
Right-of-use assets and lease liabilities, net	49	100
Other assets and liabilities, net	(303)	(576)
Net cash used by operating activities	(14,119)	(11,276)
Investing activities
Cash acquired from merger with Cibus Global, LLC	59,381	—
Purchases of property, plant, and equipment	(560)	(1,289)
Net cash provided by (used) by investing activities	58,821	(1,289)
Financing activities
Proceeds from Class A common stock issuance	—	11,209
Costs incurred related to the issuance of Class A common stock	—	(961)
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—
Payment of taxes related to vested restricted stock units	(742)	—
Proceeds from issuance of notes payable	1,287	—
Repayments of financing lease obligations	(110)	(190)
Repayments of notes payable	(273)	—
Net cash provided by financing activities	2,662	10,058
Effect of exchange rate changes on cash and cash equivalents	5	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,369	(2,507)
Cash, cash equivalents, and restricted cash – beginning of period	3,526	14,421
Cash, cash equivalents, and restricted cash – end of period	$50,895	$11,914
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of Cibus, Inc. (Cibus or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In the Company’s opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by the Company’s Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 2, 2023, and March 3, 2023, respectively (collectively, the Annual Report). The accompanying consolidated balance sheets as of December 31, 2022, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report.

Description of Business

Cibus, Inc. (formerly Calyxt, Inc.) completed the Merger Transactions (as defined below under “—Merger Transactions”) on May 31, 2023, with Cibus Global, LLC (Cibus Global), and the Company carries on its business through Cibus Global and its subsidiaries. Cibus is the sole managing member of Cibus Global and, as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global. As a result, the Company consolidates the financial results of Cibus Global and its subsidiaries and reports redeemable noncontrolling interest representing the economic interest in Cibus Global held by the other members of Cibus Global.

Cibus Global, a Delaware limited liability company, was formed on May 10, 2019. Immediately prior to the effective date of this formation, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on November 5, 2001. On May 10, 2019, Cibus Global was converted to be a Delaware limited liability company.

Cibus Global is a plant trait company using gene editing technologies to develop and license gene edited plant traits that improve farming productivity or produce renewable low carbon plant products.

Completion of Merger Transactions

On May 31, 2023, the Company completed the business combination transactions contemplated by the Agreement and Plan of Merger, dated as of January 13, 2023, as amended by the First Amendment thereto dated as of April 14, 2023 (as amended, the Merger Agreement, and the transactions contemplated thereby, the Merger Transactions), by and among Legacy Calyxt; Calypso Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company; Cibus Global, LLC (Cibus Global); and certain blocker entities party thereto. Among other things, as part of the Merger Transactions, the Company’s amended and restated certificate of incorporation was further amended and restated (the Amended Certificate of Incorporation). The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. The Amended Certificate of Incorporation designated two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. Each share of Legacy Calyxt’s common stock, par value $0.0001 per share (Legacy Common Stock) existing and outstanding immediately prior to the Merger Transactions remained outstanding as a share of Class A Common Stock without any conversion or exchange thereof.

Reverse Stock Splits

Prior to the Merger Transactions, Legacy Calyxt effected a one-for-ten reverse stock split (the First Reverse Stock Split) of the Legacy Common Stock, which became effective on April 24, 2023. The First Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading on April 25, 2023.

Immediately prior to the Merger Transactions, the Company effected a one-for-five reverse stock split (the Second Reverse Stock Split and, together with the First Reverse Stock Split, the Reverse Stock Splits) of the Legacy Common Stock, which became effective on May 31, 2023. The Second Reverse Stock Split was reflected on the Nasdaq Capital Market beginning with the opening of trading of the Class A Common Stock on June 1, 2023.

No fractional shares were issued in connection with the Reverse Stock Splits and instead, fractional shares were rounded up to the nearest whole share number. The par value and authorized shares of Legacy Common Stock and preferred stock of the Company were not adjusted as a result of the Reverse Stock Splits.

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) 210,000,000 shares of Class A Common Stock and (B) 90,000,000 shares of Class B Common Stock and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

Share information related to the Company's common stock as of June 30, 2023, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	17,658,330	4,642,636	22,300,966
Outstanding	16,606,401	4,642,636	21,249,037

Class A Restricted Stock

In connection with the Merger Transactions, the Company issued restricted shares of Class A Common Stock (Class A Restricted Stock), which remain subject to vesting conditions, to Cibus Global Members that held unvested profits interest units at the time of the consummation of the Merger Transactions. Shares of Class A Restricted Stock are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met. For financial statement presentation purposes, Class A Restricted Stock is treated as issued, but will only be treated as outstanding after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock are excluded from items presenting Class A Common Stock, including the calculation of net loss per share of Class A Common Stock.

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $25.9 million and cash used for operating activities was $14.1 million for the six months ended June 30, 2023. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of June 30, 2023, the Company had $50.9 million of cash and cash equivalents and $22.4 million of current liabilities.

The Company anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third-party funding, (iv) public or private equity or debt financings, or (v) a combination of the foregoing.

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

The Company's management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year after the date that these financial statements are issued because it will need to raise additional capital to support its business plans. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement various cost reduction measures to manage liquidity, and the Company may have to delay or scale back operations. If the Company raises additional funds through the issuance of additional debt or equity securities, it could result in dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could impact the Company’s business, financial condition, and prospects.
Use of Estimates

The preparation of the Company’s consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, and the valuation of the Royalty Liability (defined below under "Royalty liability - Related Parties").

Fair Value Measurements of Financial Instruments

The Company follows Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are recognized or disclosed at fair value in these consolidated financial statements on a recurring basis. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business. ASC 820 clarifies fair value should be based on assumptions market participants would use when pricing the asset or liability and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to observable unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to their short-term nature. Based on the borrowing rates currently available to the Company for notes payable with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates fair value, which is considered a Level 2 fair value measurement.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses with these financial institutions. As of June 30, 2023, the Company had cash balances deposited at major financial institutions.

Restricted Cash

The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to the future rent payments as required under the Company’s equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The amount of the restricted cash balance as of December 31, 2022, was returned in March of 2023.

Accounts Receivable

Accounts receivable are recorded at the amounts billed relating to contracted research and development (R&D) services provided. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Accounts receivable are written off when management believes that all efforts to collect the amounts outstanding have been exhausted. The allowance for credit losses is estimated by management based on evaluations of its historical bad debt, current collection experience, and estimate of remaining collectability. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general, and administrative (SG&A) expense in the accompanying consolidated statements of operations. Accounts receivable is presented net of allowance for credit losses which was $0 as of June 30, 2023.

Property, Plant, and Equipment, net

Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation of buildings, lab equipment, furniture, and computer equipment and software is recorded using the straight-line method over the estimated useful lives of the respective assets, ranging from three to twenty years. Amortization of leasehold improvements are recorded using a straight-line method over the lesser of the estimated useful lives of the improvements or the remaining life of the lease. Expenditures which substantially increase the useful life of an asset, are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Assets in progress include the construction of lab equipment and software to be used in the Company’s facility. The assets will be placed in service when the construction is completed and will be amortized over the useful life of the asset.

Goodwill and Acquired Intangible Assets

Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. The Company has one reporting unit. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount or elects to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, it performs a quantitative test by determining the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Acquired in process R&D, developed technology, and trade names are related to the Merger Transactions. Acquired intangible assets are amortized on a straight-line basis over the estimated period over which the Company expects to realize economic value related to the intangible asset. In process R&D is not amortized until it is determined to be ready for its intended use. The acquired in process R&D will be tested for impairment annually, or more frequently, if an impairment indicator is identified. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the six months ended June 30, 2023.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. In determining the net present value of lease payments, the Company uses its incremental borrowing rate, which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis, at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Asset Retirement Obligation

The Company records an asset retirement obligation (ARO) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. The ARO represents the present value of the expected cost for the related restoration activities. The ARO assets and liabilities are recorded in property, plant, and equipment, net and other non-current liabilities, respectively, in the Company’s consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as SG&A expense in the consolidated statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

Revenue Recognition

The Company’s revenues represent amounts earned from collaboration agreements related to contract research. The Company recognizes revenues under Topic 606 Revenue from Contracts with Customers (Topic 606) when control of services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive from the Company’s customers in exchange for those services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing the revenue when the performance obligations have been satisfied. The Company recognizes revenue for satisfied performance obligations only when the Company determines there are no uncertainties regarding payment terms or transfer of control. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract.

Collaboration Agreements Related to Contract Research

Performance obligations under collaboration arrangements include providing intellectual property licenses, performing R&D consulting services, and providing other materials. To date, the Company has concluded that the licenses of intellectual property in its collaboration arrangements have not been distinct, as intellectual property has not been licensed without related R&D support services. Under Topic 606, milestone fees are variable consideration that is initially constrained and included in the arrangement consideration only when it is probable that the milestones will be achieved. Arrangement consideration, including upfront fees, milestone fees, and fees for research services, is recognized over the period as services are provided using an input method to determine the amount to recognize each reporting period. The Company reviews the inputs each period, such as the Company’s level of effort expended, including the time the Company estimates it will take to complete the activities, or costs incurred relative to the total expected inputs to satisfy the performance obligation. Generally, input measures are labor hours expended or a time-based measure of progress towards the satisfaction of the performance obligation.

Contract Liabilities

The Company records contract liabilities when cash payments are received or due in advance of performance, primarily related to advances of upfront and milestone payments from contract research and collaboration agreements. Contract liabilities consist of deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize the amounts included in deferred revenues within one year.

The following table represents the deferred revenue activity:

In Thousands	Deferred Revenue
Balance as of December 31, 2022	$107
Acquired from merger with Cibus Global, LLC	1,186
Consideration earned	(239)
Consideration received	493
Balance as of June 30, 2023	$1,547

For the six months ended June 30, 2023, $0.1 million of the deferred revenue balance as of December 31, 2022, had been recognized as revenue in the accompanying consolidated statements of operations.

Selling, General, and Administrative Expenses

SG&A expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal,

intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying consolidated statements of operations.

Beginning in the second quarter of 2023, SG&A expense includes costs related to its intellectual property portfolio and costs to write and support the research for filing patents. Historically, the Company expensed patent application costs and related legal costs for maintenance of such patents as incurred and such costs were included in R&D expense in the accompanying consolidated statements of operations.

Costs related to the completion of the Merger Transactions were previously included in non-operating income (expenses) in the first quarter of 2023. These prior period amounts have been reclassified to SG&A expense in the three months ended June 30, 2023.

In the three months ended June 30, 2023, the Company recognized $0.4 million of deferred financing costs related to the common warrants (Common Warrants) in SG&A expense in the accompanying consolidated statements of operations.

Research and Development Expenses

R&D costs are expensed as incurred in performing R&D activities and include salaries, lab supplies, consultant fees, and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization.

Historically, the Company recognized its intellectual property portfolio and costs to write and support the research for filing patents as R&D expense. Beginning in the second quarter of 2023, these expenses are included in SG&A expense in the accompanying consolidated statements of operations. The amounts in the prior reporting periods are not material and as such no historical amounts have been reclassified.

Royalty Liability – Related Parties

In 2014, Cibus Global entered into the warrant exchange agreement (Warrant Exchange Agreement), which remains in place following the Company’s acquisition of Cibus Global in the Merger Transactions, Cibus Global is required to make ongoing quarterly payments equal to a portion of the aggregate amount of certain worldwide revenues received during the applicable quarter. The Company refers to such payment obligations as its Royalty Liability. Management estimates the total amount of royalty payments over the life of the Warrant Exchange Agreement that Cibus Global will be required to make to holders of certain warrants (Royalty Holders) that were exchanged for the rights to future royalty payments pursuant to the Warrant Exchange Agreement. The Royalty Liability is based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and external sources. In order to determine the amortization of the Royalty Liability, the Company is required to estimate the total amount of future royalty payments to the Royalty Holders over the life of the Warrant Exchange Agreement. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of the Company’s products, regulatory approval, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in authority imposed restrictions on the use of the products, significant changes in foreign exchange rates as the royalties are made in U.S. dollars, and other events or circumstances that are not currently foreseen. Changes to any of these factors could result in increases or decreases to interest expense. See Note 11 for further details.

Non-Operating Income (Expenses)

Non-operating income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of Common Warrants to purchase Class A Common Stock and foreign exchange transactions. Costs related to the completion of the Merger Transactions were previously included in non-operating income (expenses) in the first quarter of 2023. Approximately $0.8 million has been reclassified to SG&A expense in the three months ended June 30, 2023.

Net Loss Per Share of Class A Common Stock

Weighted average shares of Class A Common Stock outstanding excludes unvested Class A Common Stock, which will be treated as issued and outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock are excluded from the calculation of net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be anti-dilutive.

The Company’s potential dilutive securities, which include Common Warrants, unvested performance stock units, unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Stock options outstanding	109,551	118,760
Unvested restricted stock units	101	28,121
Unvested performance stock units	—	22,600
Unvested restricted stock awards	1,001,644	—
Common Warrants	158,483	158,483
Total	1,269,779	327,964

Warrants

The Company issued pre-funded warrants (Pre-Funded Warrants) to purchase Class A Common Stock in a follow-on offering on February 23, 2022 (the Follow-On Offering). The Pre-Funded Warrants, which were each exercisable for one share of the Company’s Class A Common Stock at an exercise price of $0.0001 per share, were exercised in full on May 4, 2022, and subsequently settled with the counterparty. While outstanding, the Pre-Funded Warrants were considered equity instruments and reported in stockholders’ equity in the Company’s consolidated balance sheets, and the shares issuable upon exercise of the Pre-Funded Warrants were included in the determination of the Company’s net loss per share of Class A Common Stock.

The Company also issued Common Warrants in the Follow-On Offering. The Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company’s Class A Common Stock for $69.04 per share, after giving effect to the Reverse Stock Splits. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction). Pursuant to the terms of the Common Warrants, a Fundamental Transaction occurs if (i) the Company, directly or indirectly, effects any merger or consolidation of the Company with or into another person in which the Company is not the surviving entity, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which holders of the Company’s Class A Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50 percent or more of the outstanding Class A Common Stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash, or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50 percent of the voting power of the outstanding shares of Class A Common Stock (not including any shares of Class A Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination) (the Fundamental Change Put). If the Fundamental Change Put is exercised by the holder of a Common Warrant, holder may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrants back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Fundamental Change Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. The Company believes that the Merger Transactions did not qualify as a Fundamental Transaction.

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expenses) in its consolidated statements of operations.

Employee Retention Credit

Prior to the Merger Transactions, Cibus Global qualified for federal government assistance through the Employee Retention Credit (ERC) provisions of the CARES Act passed in 2020, for the second, third, and fourth fiscal quarters of 2020, as well as the first and second fiscal quarters of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. The Company recognizes amounts to be refundable as tax credits if there is a reasonable assurance of compliance with the grant conditions and receipt of credits. As of June 30, 2023, the Company recognized $0.2 million, and it expects a further refund totaling $0.2 million which is included in accounts receivable in the Company's consolidated balance sheets.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (USD) as the reporting currency. For those foreign subsidiaries where the Company has determined that the functional currency is the entity’s local currency, the assets and liabilities of such subsidiaries are translated into USD using exchange rates in effect at the balance sheet date. The revenue and expenses of such subsidiaries are translated into USD using average exchange rates in effect during the reporting period. Any translation adjustments are presented as accumulated other comprehensive income (loss), within stockholders' equity in the accompanying consolidated statements of redeemable noncontrolling interest and stockholders' equity. Foreign currency transaction gains and losses are included in non-operating income (expenses) within the accompanying consolidated statements of operations and were immaterial for all periods presented.

Segment Reporting

Management has determined that the Company has one operating segment, R&D of plant gene editing, which is consistent with the Company's structure and how it manages the business. Furthermore, the Company's Chief Operating Decision Maker, which is the Company's Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.
Recently Issued Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU No. 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in ASU No. 2021-08 require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it has originated the contracts.

For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU No. 2021-08 effective October 1, 2020.

2. MERGER WITH CIBUS GLOBAL

As described in Note 1, on May 31, 2023, the Company completed the Merger Transactions.

Redeemable Noncontrolling Interest

All of the issued and outstanding Cibus Global membership units (Common Units) are held solely by the Company and certain members of Cibus Global who elected in connection with the Merger Transactions to receive units (Up-C Units) consisting of one share of Class B Common Stock and one Common Unit at the closing of the Merger Transactions (Electing Members). The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. In accordance with ASC 810, Consolidation, Cibus Global is considered a Variable Interest Entity (VIE) with Cibus as its sole managing member and primary beneficiary. As such, Cibus consolidates Cibus Global, and the remaining Common Unit holders that hold economic interest directly in Cibus Global are presented as redeemable noncontrolling interest on the Company’s financial statements. There are no restrictions on the use of assets of Cibus Global.

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of both May 31, 2023, (the closing date of the Merger Transactions) and June 30, 2023, the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global.

Purchase Price

The purchase price for Cibus Global was determined as follows:

Number of shares of Common Stock received by Cibus Global, LLC equityholders as merger consideration (1)	20,150,838
Multiplied by the fair value per share of Cibus, Inc. Class A Common Stock (2)	$31.50
Purchase price	$634,751,397

(1) This share number represents the aggregate number of shares of Common Stock issued to Cibus Global members in the Merger Transactions and comprises: 15,508,202 shares of Class A Common Stock and 4,642,636 shares of Class B Common Stock. This share number excludes 1,019,282 shares of Class A Restricted Stock, which will be treated as issued and outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture.

(2) Reflects the purchase price per share of the Company's Class A Common Stock, which was the closing price of the Class A Common Stock on May 31, 2023, the closing date of the Merger Transactions.

Purchase Price Allocation

The acquisition of Cibus Global was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Certain data to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of certain assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

Identifiable assets acquired, liabilities assumed, and noncontrolling interest, if applicable, are recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant, and equipment and intangible assets. Evaluations included numerous inputs, including forecasted cash flows that incorporate the specific attributes of each asset. For property, plant, and equipment, the Company considered the remaining useful life of equipment, current replacement costs for similar assets, and comparable market transactions. The Company evaluated all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest. In addition, the Company determined the remaining useful life for property, plant, and equipment and the amortization period and method of amortization for each finite-lived intangible asset.

The purchase price allocation for the Company’s acquisition of Cibus Global is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition.

The following table sets forth the preliminary allocation of the consideration:

In Thousands	May 31, 2023
Cash and cash equivalents	$59,381
Accounts receivable	2,216
Due from related parties, net	19
Note receivable	2,500
Prepaid expenses and other current assets	2,535
Property, plant and equipment	10,588
Operating lease right-of-use-assets	9,519
Goodwill	585,266
Intangible assets	135,429
Other non-current assets	457
Accounts payable	(5,582)
Accrued expenses	(3,477)
Accrued compensation	(2,859)
Due to related parties	(8)
Deferred revenue	(1,186)
Current portion of notes payable	(517)
Current portion of operating lease obligations	(4,687)
Current portion of financing lease obligations	(165)
Other current liabilities	(17)
Notes payable, net of current portion	(749)
Operating lease obligations, net of current portion	(6,006)
Financing lease obligations, net of current portion	(10)
Royalty liability - related parties	(146,360)
Other non-current liabilities	(1,536)
Consideration transferred	$634,751

Receivables have been recognized at their fair value, and the Company has not recognized, and it does not expect, any credit losses and therefore expects cash flows to match the recognized receivables.

Intangible Assets Acquired

Intangible assets acquired, and their related estimated average useful lives, are as follows:

In Thousands, except useful life	May 31, 2023	Estimated Average Useful Life (Years)
In-process research and development	$99,051	Indefinite
Developed technology	14,148	20
Trade name	22,230	20
Total	$135,429

The weighted average amortization period for the Company's definite lived intangible assets, including developed technology and trade names, was 20 years.

The Company incurred expenses of approximately $8.2 million in connection with the completion of the Merger Transactions, of which approximately $0.4 million was recognized in 2022 in the consolidated statements of operations. For the six months ended June 30, 2023, approximately $3.5 million in legal and professional fees, $1.9 million in severance costs resulting from pre-existing employment agreements, and $1.1 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, were included in SG&A expense in the consolidated statements of operations. Additionally, for the six months ended June 30, 2023, approximately $1.3 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, was included in R&D expense in the consolidated statements of operations.

The Company's consolidated statements of operations are inclusive of activity relating to the acquired entity, Cibus Global, including $0.2 million in revenue, $6.5 million in net loss attributable to controlling interest, and $1.8 million in net loss attributable to noncontrolling interest, for both the three and six months ended June 30, 2023.

These unaudited proforma figures have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited and in Thousands	2023	2022	2023	2022
Pro forma revenues	$443	$300	$679	$685
Pro forma net loss	(31,026)	(2,948)	(53,946)	(41,638)
Pro forma net loss attributable to controlling interest	(27,352)	(21,683)	(46,280)	(36,302)
Pro forma net loss attributable to noncontrolling interest	$(3,674)	$(2,948)	$(7,666)	$(5,336)

Tax Receivable Agreement

In conjunction with the Merger Transactions, the Company entered into a Tax Receivable Agreement (TRA) with the Electing Members. Pursuant to the TRA, the Company generally will be required to pay to the Electing Members, in the aggregate, 85 percent of the net income tax savings that the Company actually realizes (or in certain circumstances, is deemed to realize) as a result of (i) certain favorable tax attributes the Company acquired from the blocker entities party to the Merger Agreement in connection with the Merger Transactions (including net operating losses), (ii) increases to the Company's allocatable share of the tax basis of Cibus Global's assets resulting from future redemptions or exchanges of Common Units for shares of Class A Common Stock or cash, (iii) tax attributes resulting from certain payments made under the TRA and (iv) deductions in respect of interest under the TRA. The payment obligations under the TRA are the Company's obligations and not obligations of Cibus Global.

As of June 30, 2023, no Up-C Units have been exchanged by Electing Members for shares of Class A Common Stock. As of June 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more-likely-than-not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of June 30, 2023.

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
Fair Value Measurements and Financial Statement Presentation
The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2023, and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$22,260	$—	$—	$22,260	$—	$—	$—	$—
Total	$22,260	$—	$—	$22,260	$—	$—	$—	$—

(1) Included in cash and cash equivalents on the accompanying consolidated balance sheets

	June 30, 2023				December 31, 2022
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$662	$662	$—	$—	$291	$291
Total	$—	$—	$662	$662	$—	$—	$291	$291

The Company estimates the fair value of the Common Warrants as of the date of issuance and at the end of every fiscal period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the Common Warrants. The Company estimates its future stock price volatility using its historical volatility over the remaining life of the Common Warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of June 30, 2023	As of December 31, 2022
Estimated fair value of Common Warrants	$4.18	$1.87
Assumptions:
Risk-free interest rate	4.3%	4.0%
Expected volatility	100.0%	85.0%
Expected term to liquidation (in years)	4.2	4.6
As of June 30, 2023, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of June 30, 2023, and December 31, 2022, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of June 30, 2023	As of December 31, 2022
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or - 15	3,654	364
Office furniture and equipment	5 - 10	12,394	7,803
Office furniture and equipment under capital lease	4 - 20	373	414
Computer equipment and software	3 - 5	2,709	912
Assets in progress	N/A	1,801	—
Total property, plant, and equipment		21,831	10,393
Less accumulated depreciation and amortization		(6,842)	(5,877)
Total		$14,989	$4,516

Depreciation and amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Depreciation and amortization expense	$571	$365	$983	$722

Asset Retirement Obligation

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the ARO, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each ARO, the Company records operating expense to accrete the ARO liability to full value and depreciation expense against the ARO, over the term of the associated lease agreement. The Company used a credit-adjusted risk free rate of 5.64 percent to discount the future obligation, and an inflation rate of 5 percent to determine the future value of the original estimate of restoration costs. The ARO is expected to be resolved in July 2025.

The following table presents the changes in the ARO during the six months ended June 30, 2023.

In Thousands	Asset Retirement Obligations
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	264
Obligations incurred	—
Accretion expense	1
Balance as of June 30, 2023	$265

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the Merger Transactions with Cibus Global, the Company recognized goodwill totaling $585.3 million. The company had no goodwill prior to the Merger Transactions. Goodwill represents future economic benefits arising from acquiring Cibus Global, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets as of June 30, 2023, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
In-process research and development	$99,051	$—	$99,051
Developed technology	14,148	59	14,089
Trade name	22,230	92	22,138
Other	150	49	101
Total	$135,579	$200	$135,379

Total amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Amortization expense	$155	$6	208	11

Intangible assets as of December 31, 2022, were immaterial.
As of June 30, 2023, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2023	$917
2024	1,833
2025	1,833
2026	1,833
2027	1,833
2028	1,833

6. NOTES PAYABLE

The Company has financed certain annual license costs. The financing arrangements for the licenses have a term of one year and accrue interest at an annual rate of 10 percent and 13 percent. The Company makes monthly principal and interest payments. The notes related to annual licenses mature in July 2023 and July 2024.

Additionally, the Company has purchased various fixed assets using notes. The notes on financed equipment are subject to annual interest rates between 7.3 percent and 17.6 percent and have a weighted average remaining term of 3.1 years. Notes used to finance equipment mature between October 2023 and March 2028.

The Company has also financed certain annual insurance premiums using notes. The insurance notes are subject to annual interest rates between 6.3 percent and 7.5 percent, have a weighted average remaining term of 0.7 years, and mature between July 2023 and February 2024.

As of June 30, 2023, future minimum payments under notes payable were as follows:

In Thousands	Annual Licenses	Financed Equipment	Insurance	Total Notes Payable
Remainder of 2023	$185	$278	$593	$1,056
2024	216	450	193	859
2025	—	351	—	351
2026	—	151	—	151
2027	—	89	—	89
2028	—	15	—	15
	401	1,334	786	2,521
Less: interest	(21)	(197)	(22)	(240)
Total	$380	$1,137	$764	$2,281
Current portion	380	418	764	1,562
Noncurrent portion	$—	$719	$—	$719
7. STOCKHOLDERS’ EQUITY
Follow-On Public Offering
On February 23, 2022, the Company completed the Follow-On Offering, in which it issued 77,600 shares of Class A Common Stock, Pre-Funded Warrants to purchase up to 77,600 shares of Class A Common Stock, and Common Warrants to purchase up to 158,483 shares of Class A Common Stock, in each case giving effect to the Reverse Stock Splits. The aggregate offering price for each share of Class A Common Stock and accompanying Common Warrant was $70.50, as adjusted for the Reverse Stock Splits. The aggregate offering price for each Pre-Funded Warrant and accompanying Common Warrant was $70.4999, adjusted for the Reverse Stock Splits. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.

Pre-Funded Warrants
Each Pre-Funded Warrant entitled the holder to purchase one share of the Company’s Class A Common Stock at an exercise price of $0.0001 per share. While outstanding, the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The Pre-Funded Warrants were exercised in full on May 4, 2022, and subsequently settled with the counterparty.
Common Warrants
Each Common Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $69.04 per share. The Common Warrants became exercisable on August 23, 2022, and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheets. Per the terms of the Common Warrants, holders of outstanding Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.
Common Warrant transactions for the six months ended June 30, 2023, are as follows:

	Common Warrants	Weighted-Average Exercise Price Per Share
Outstanding as of December 31, 2022:	158,483	$69.04
Issued	—	—
Forfeited/canceled	—	—
Exercised	—	—
Outstanding as of June 30, 2023:	158,483	$69.04
Exercisable as of June 30, 2023:	158,483	$69.04

ATM Facility

On September 21, 2021, the Company entered into an Open Market Sale AgreementSM (the ATM Facility) with Jefferies LLC, as sole selling agent. The Company issued approximately 40,000 shares of Class A Common Stock under the ATM Facility in 2022 for net proceeds of $0.1 million. The Company has not issued any additional shares under the ATM Facility during the 2023 fiscal year.

Merger with Cibus Global

At the closing of the Merger Transactions, the Company contributed all of its assets and liabilities to Cibus Global, in exchange for Common Units. The Company issued an aggregate of 16,527,484 shares of Class A Common Stock (including 1,019,282 shares of restricted Class A Common Stock) and 4,642,636 shares of Class B Common Stock to Cibus Global unitholders, as consideration in the Merger Transactions, pursuant to the terms of the Merger Agreement.

Class A Common Stock

Shares of Class A Common Stock have full voting and economic rights. Unvested shares of Class A Restricted Common Stock, which were issued as equity compensation to certain of our employees and executive officers, carry all voting, dividend, distribution, and other rights as apply to shares of Class A Common Stock generally, except that (i) shares of Class A Restricted Common Stock are subject to transfer restrictions and (ii) dividends and distributions are held by the Company until vesting of the underlying shares of Class A Restricted Common Stock and remain subject to the same forfeiture provisions as such shares.

Class B Common Stock

Upon the Closing of the Merger Transactions, the Company issued shares of Class B Common Stock. The Class B Common Stock have full voting rights. The Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global.

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the noncontrolling interest. As of June 30, 2023, there were 21,249,038 Cibus Common Units outstanding. Of the 21,249,038 Cibus Common Units outstanding, 16,606,402 are held by Cibus Inc. and 4,642,636 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2023, the Company has not issued any preferred stock.
8. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis.
In December 2014, Legacy Calyxt adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the Calyxt, Inc. 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, RSUs, PSUs, and other types of equity awards. As part of the Merger Transactions, the name of the 2017 plan was amended to reflect the name change of the Company.

In July 2021, the Company also adopted the Calyxt, Inc. Employee Inducement Incentive Plan (the Inducement Plan), from which PSUs were granted to Michael A. Carr, the Company's former Chief Executive Officer.
As of June 30, 2023, 2,127,061 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under either the 2014 Plan or the Inducement Plan.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2023	2022
Estimated fair values of stock options granted	$—	$27.67
Assumptions:
Risk-free interest rate	—%	1.9% - 3.5%
Expected volatility	—%	89.7% - 92.8%
Expected term (in years)	—	5.50 - 6.89
The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve at the date of grant for the expected term of the option. The Company estimates its future stock price volatility using the weighted-average historical volatility calculated from a group of comparable public companies over the expected term of the option. The expected term of stock options is estimated using the average of the vesting tranches and the contractual life of each grant for employee options, or the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The use of the simplified method is dependent upon the type of equity award granted and the term of the award. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future.
Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.

Modification of Stock Options

On March 1, 2023, the Company’s Board of Directors (Board) approved the modification of the award terms of all outstanding stock options with a 90-day post-separation exercise period from the current 90 days to five years from date of grant. The modification did not affect the vesting or service period of the stock options. These modifications were considered to be Type I and incremental stock compensation expense of $0.2 million was determined for all modified awards, of which $0.1 million was recognized associated with vested awards in the three months ended March 31, 2023. The remaining incremental expenses will be recognized over the remaining service period of the awards. The service period for these awards ended with the close of the Merger Transactions and the remaining expense was recognized in the three months ended June 30, 2023.
Information on stock option activity is as follows:

	Options Exercisable	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Balance as of December 31, 2022	67,978	$496.83	116,860	$367.58
Granted	—	—	—	—
Vested	41,971	152.05	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,530)	441.63	(7,309)	369.43
Balance as of June 30, 2023	108,419	$364.13	109,551	$367.46
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$1,441	$709	$1,795	$890
As of June 30, 2023, both options outstanding and options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 4.3 years.
As of June 30, 2023, unrecognized compensation expense related to non-vested stock options was $0.1 million which has a weighted average remaining recognition period of 1.1 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The Class A Restricted Stock will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant. Information on Class A Restricted Stock award activity is as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	1,019,282	31.50
Vested	(17,200)	31.50
Forfeited	(438)	31.50
Unvested balance as of June 30, 2023	1,001,644	$31.50
The total grant-date fair value of RSAs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Grant-date fair value	$542	$—	$542	$—
Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$1,924	$—	$1,924	$—
As of June 30, 2023, unrecognized compensation expense related to RSAs was $30.2 million which has a weighted average remaining recognition period of 2.5 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2022	24,575	$99.36
Granted	69,753	21.68
Vested	(91,696)	39.28
Forfeited	(2,531)	127.84
Unvested balance as of June 30, 2023	101	$283.78
The total grant-date fair value of RSUs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Grant-date fair value	$2,548	$539	$3,602	$1,156
Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$2,082	$453	$2,393	$658

As of June 30, 2023, unrecognized compensation expense related to RSUs was nominal.
The Company accounts for stock-based compensation awards granted to employees of Cellectis as deemed dividends. The Company recorded deemed dividends as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Deemed dividends from grants to Cellectis employees	$—	$27	$—	$64
Performance Stock Units

From time-to-time, the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

2023 Grant

On May 24, 2023, the Company granted 24,800 PSUs under the 2017 Plan to five employees including four executive officers. The PSUs included an annual performance period (2023) and target performance levels for the period linked to the achievement of Company objectives as determined annually for the respective period by the Compensation Committee of the Board (Compensation Committee). Once the annual objectives are approved, the associated expense will be recognized on a straight-line basis over the period through the determination date, which can be no later than March 15 of the following year. Earned awards are settled in shares of Class A Common Stock no later than the March 15 determination date in the following calendar year. In connection with the closing of the Merger Transactions, the Company’s Board determined the awards would vest at 100 percent.

2022 Grant

In March 2022, the Company granted 10,600 PSUs under the 2017 Plan to five employees including four executive officers. The PSUs included three annual performance periods (2022, 2023, and 2024) and target performance levels for each of those periods linked to the achievement of Company objectives as determined annually for the respective period by the Compensation Committee. Once the annual objectives are approved, the associated expense will be recognized on a straight-line basis over the period through the determination date, which can be no later than March 15 of the following year. Earned awards are settled in shares of Class A Common Stock no later than the March 15 determination date in the following calendar year. The grant date for the tranche of awards linked to 2022 performance was May 4, 2022, and on March 1, 2023, the Company’s Board determined the 2022 tranche of PSUs would vest at 100 percent. The grant date for the tranche of awards linked to 2023 performance was May 17, 2023, and on May 31, 2023, in connection with the closing of the Merger Transactions, the Company’s Board determined the 2023 tranche of PSUs would vest at 100 percent. Additionally on May 31, 2023, in connection with the closing of the Merger Transactions, the 2024 tranche of PSUs became fully vested.
2021 Grant
In July 2021, the Company granted 12,000 PSUs under the Inducement Plan to Mr. Carr. The PSUs will vest if the Company’s stock remains above three specified price levels for thirty calendar days over the three-year performance period. The PSUs will be settled in shares of Class A Common Stock on the vesting date. At the close of the Merger Transactions on May 31, 2023, 25 percent of these awards vested per the terms of the award agreement, and the remaining awards were forfeited due to the service period ending with Mr. Carr's termination upon the close of the Merger Transactions.
2019 Grant
In June 2022, PSUs granted to two executive officers in 2019 were forfeited because the underlying performance criteria were not met. These PSUs contained a market condition and had a five-year service period. At the close of the Merger Transactions, both of these executive officers were terminated. All expense for these awards was reversed in June 2023 due to the service period ending prior to vesting date.
PSU activity for the six months ended June 30, 2023, is as follows:

Performance Stock Units
Outstanding as of December 31, 2022:	22,600
Issued	24,800
Forfeited/canceled	(9,333)
Exercised	(38,067)
Outstanding as of June 30, 2023:	—

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation (benefit) expense	$(433)	$161	$(270)	$307
As of June 30, 2023, there is no unrecognized compensation expense related to PSUs.
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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. The Company did not record any income tax provision for the three months ended June 30, 2023, due to its history of net operating losses, and the maintenance of a full valuation allowance against its net deferred tax assets.

As of June 30, 2023, there have been no Up-C Units exchanged by Electing Members for Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more-likely-than-not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of June 30, 2023.
As of June 30, 2023, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2022.
10. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company had an equipment financing arrangement at the Roseville, Minnesota location that was considered a financing-type lease. This equipment financing arrangement was repaid in full in the first quarter of 2023. The Company was required to deposit cash into a restricted account in an amount equal to the future rent payments required by the lease. As of March 31, 2023, the remaining restricted cash had been returned to the Company.

Upon the completion of the Merger Transactions, the Company assumed financing leases for certain equipment.

The Company is obligated under a non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of June 30, 2023		As of December 31, 2022
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	14.8	$13,369	15.3	$13,613
San Diego, California laboratory lease	2.2	4,311	—	—
San Diego, California headquarters lease	1.9	4,233	—	—
Other leases	< 1.0 - 4.0	637	< 1.0 - 4.0	2
Total		$22,550		$13,615

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the ROU assets and operating lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

Upon the completion of the Merger Transactions, the company assumed additional operating leases.

The lease for the Company's San Diego, California headquarters includes office and laboratory space with terms that expire in May 2025 and August 2025, respectively. The Company has one option to extend the laboratory space lease for one year. As the Company is not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or liability.

Additionally, the Company has certain leases for greenhouse and warehouse facilities, with terms that expire in September 2023 and August 2026, respectively. The Company has one option to extend the term of the greenhouse lease, for five years, and one option to extend the warehouse lease, for five years. However, as the Company is not reasonably certain to exercise either of those options at lease commencement, neither option was recognized as part of the associated operating lease ROU asset or liability.

Certain leases include rent abatement, rent escalations, tenant improvement allowances, and additional charges for common area maintenance and other costs. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU asset or lease liability and are reflected as expense in the period incurred.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Finance lease costs	$11	$7	$14	$16
Operating lease costs	807	394	1,195	793
Total	$818	$401	$1,209	$809
Operating lease costs for short-term leases was not material for the three and six months ended June 30, 2023, or 2022.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, except for lease term and discount rate	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$479	$68	$551	$135
Financing cash flows (finance leases)	$13	$96	$110	$190

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2023		As of December 31, 2022
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.8	0.9	15.3	0.4
Weighted average discount rate	7.4%	9.0%	7.9%	8.1%
As of June 30, 2023, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2023	$3,370	$83	$3,453
2024	6,788	90	6,878
2025	4,414	—	4,414
2026	1,580	—	1,580
2027	1,479	—	1,479
2028	1,553	—	1,553
Thereafter	15,438	—	15,438
	34,622	173	34,795
Less: interest	(10,650)	(9)	(10,659)
Total	$23,972	$164	$24,136
Current portion	5,102	164	5,266
Noncurrent portion	$18,870	$—	$18,870

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Foundation). As of June 30, 2023, the Cibus Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third-party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Foundation.

This obligation is contingent upon the Cibus Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of June 30, 2023, the Company had not recorded a liability related to its obligations to the Cibus Foundation within the accompanying consolidated financial statements.

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

11. ROYALTY LIABILITY - RELATED PARTIES

The Royalty Liability was assumed following the Company’s acquisition of Cibus Global in the Merger Transactions. In 2014, Cibus Global entered into the Warrant Exchange Agreement with certain members holding Series A Preferred Units, including members of the board of directors and management of Cibus Global, who were also the holders of warrants to purchase Series A Preferred Units. Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future royalty payments equal to 10 percent of the subject revenues (Subject Revenues), which includes all revenues earned by Cibus Global, including consideration attributable to crop traits developed using the Company’s gene editing technology, but excludes specifically, (i) revenues attributable to the Nucelis product line, (ii) amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, (iii) payments for Cibus Global capital stock, and (iv) revenues attributable to collaboration and research projects. Royalty payments will begin in the first fiscal quarter after which the aggregate Subject Revenues during any consecutive 12-month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. This condition had not occurred as of June 30, 2023. Additionally, Cibus Global granted the Royalty Holders a continuing security interest in certain intellectual property of Cibus Global to secure the payment and performance of obligations of Cibus Global under the Warrant Exchange Agreement. The initial term of the Warrant Exchange Agreement is 30 years and may be extended for an additional 30-year term if the holders provide written notice and make a payment of $100.

For purposes of determining the Royalty Liability, the Company estimates the total amount of future royalty payments required to be paid to Royalty Holders over the life of the agreement. The Company will periodically assess the expected royalty payments using a combination of internal projections and external sources. On a quarterly basis, the Company uses an annual discount rate to calculate the present value of future royalty payments. As of June 30, 2023, an annual discount rate of 23.7 percent was used to calculate the present value of the future royalty payments resulting in the Royalty Liability.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	146,360
Interest expense recognized	2,617
Balance as of June 30, 2023	$148,977

12. SUPPLEMENTAL INFORMATION
Certain balance sheet amounts are as follows:

In Thousands	As of June 30, 2023	As of December 31, 2022
Accrued Expenses:
Accrued consulting and professional fees	$3,479	$119
Accrued field trials	1,264	—
Other	293	54
Total	$5,036	$173
Certain statement of operations amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$2,494	$380	$2,678	$410
Selling, general, and administrative	2,520	943	3,164	1,445
Total	$5,014	$1,323	$5,842	$1,855
Supplemental statement of cash flows information is as follows:

	Six Months Ended June 30,
In Thousands	2023	2022
Interest paid	$21	$14
Non-cash transactions not reported in the consolidated statement of cash flows is as follows:

	Six Months Ended June 30,
In Thousands	2023	2022
Receivable from Jefferies for shares issued under ATM facility	$—	$(260)
Property, plant, and equipment acquired through assuming liabilities	307	(618)
Unpaid stock offering costs included in stockholders’ equity	—	1
Shares issued for consideration in the merger with Cibus Global	634,751	—
Forgiveness of interim funding resulting from merger with Cibus Global	2,500	—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	—	832
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$28	$14,090

13. INTERIM FUNDING

Pursuant to the Merger Agreement, beginning at the earlier of March 15, 2023, and the date the Company's unrestricted cash balance first dropped below $1.5 million, the Company could request, and Cibus Global agreed to provide, an unsecured, interest-free revolving line of credit of up to $3.0 million in cash (Interim Funding). Funds could be drawn by the Company in $0.5 million increments and could only be used to fund operating expenses incurred in the ordinary course of business consistent with past practice and consistent with the negative covenants in the Merger Agreement. The Company received $2.5 million of Interim Funding in the aggregate from Cibus Global. The full balance of the Interim Funding was reduced to zero in connection with the closing of the Merger Transactions pursuant to the terms of the Merger Agreement.

14. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of June 30, 2023, the Company had $1.5 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement. During the six months ended June 30, 2023, the Company recognized $0.1 million in revenue in the consolidated statements of operations.
15. RELATED-PARTY TRANSACTIONS
Prior to the completion of the Merger Transactions, the Company was party to several agreements that governed its relationship with Cellectis, some of which required the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three and six months ended June 30, 2023, and 2022. The management services agreement was terminated with respect to the Company upon the closing of the Merger Transactions.

Cellectis has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.
TALEN® is one of the Company's gene editing technologies. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company originally obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. Upon the closing of the Merger Transactions, the license agreement was amended (the Amended Cellectis License) to provide exclusive use to certain intellectual property in the field of developing and commercializing microorganism, agricultural, and food products, including, but not limited to traits, seeds, proteins, oils, carbohydrates, food, and food and animal feed ingredients, excluding (i) any application in connection with animals and animal cells and (ii) therapeutic applications (the Calyxt Field). This grant is non-exclusive solely in the non-exclusive fields as described in the Amended Cellectis License. Cellectis also grants to the Company a non-exclusive, worldwide, perpetual, irrevocable, royalty-free, and fully paid-up license (with certain rights to sublicense) under certain licensed plant patents in the Calyxt Field. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three and six months ended June 30, 2023, and 2022.

Prior to the Merger Transactions, amounts payable to Cellectis were reported in the Company's consolidated balance sheets as Due to related parties. As of June 30, 2023, any amounts payable to Cellectis are included in accrued expenses in the Company's consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report, including the Consolidated Financial Statements and Notes incorporated therein.

EXECUTIVE OVERVIEW

Cibus is a leading agricultural technology company in the plant seed industry. Cibus is not a seed company. It is a gene editing-based technology company whose business is to develop and license plant traits to seed companies in exchange for royalties. The licensing of plant traits and germplasm with quantifiable benefits and strong intellectual property is an integral part of the seed industry. The Company's goal is to be a leader in this segment of the seed industry.

In agriculture, gene editing is an advanced plant breeding technology. The promise of gene editing in agriculture is the ability to develop new plant traits that are indistinguishable from traits developed using conventional breeding but that can be developed at a fraction of the time and cost of conventional breeding or genetically-modified organism (GMO) breeding technologies. To many, gene editing represents agriculture’s “analog to digital” technology moment. It is a technology that promises to change the speed and scale of trait development.

Cibus recently opened its Oberlin facility (Oberlin Facility), the first stand-alone high-throughput (gene editing) trait development facility for editing plants, which is at the forefront of this moment. The core of the Oberlin Facility is the Company's patented technology platform process: the Rapid Trait Development System™, or RTDS® (RTDS). It is the set of proprietary technologies that form the foundation for the Trait Machine™ process to integrate crop specific cell biology platforms with a series of gene editing technologies to enable a system of end-to-end crop specific precision breeding. Importantly, the traits from the Trait Machine process are indistinguishable from traits developed using conventional breeding or from nature. Using the Trait Machine process, Cibus is able to develop traits at a fraction of the time and cost of conventional breeding. Under the European Commission's July 2023 proposed regulations on plants obtained from New Genomic Techniques, products from Cibus’ RTDS gene editing platform would be regulated as "conventional-like" (breeding), as they already are in the United States. Cibus believes that RTDS and the Trait Machine process represents a technological breakthrough in plant breeding that is the ultimate promise of plant gene editing: high-throughput gene editing systems operating as an extension of breeding programs.

The Company's commercial strategy is centered around it having an operational Trait Machine process for a specific crop. Its Trait Machine process is an end-to-end semi-automated system in which Cibus has the ability to edit a single cell from a customer’s elite germplasm, regenerate the single cell to the customer’s elite germplasm, and return to the customer its elite germplasm bearing the Cibus trait. Cibus calls this having a “Trait Machine (process) platform” or being “operational” in a specific crop. Currently, Cibus has a Trait Machine platform for canola and rice. Cibus expects to be operational in soybean in the second half of 2023. It expects to have a Trait Machine platform for wheat and corn by year end 2025. Accordingly, Cibus is currently commercializing traits in canola and rice and expects to be editing traits in elite soybean germplasm in 2024.

The Company's target trait market is productivity traits that improve yields, lower input (such as chemicals) costs, and increase the sustainability and profitability of farming. Cibus has a pipeline of six productivity traits, four of which are applicable to multiple crops. The Company's pipeline includes important traits for pod shatter resistance (PSR), disease resistance, and nitrogen-use efficiency (NUE). The Company's focus is multi-crop traits for the major crops: canola, rice, soybean, wheat, and corn. In other words, traits that can impact global agriculture sustainability at scale. In addition, Cibus is developing output traits to meet the functional needs of the new sustainable ingredients industry to replace current ingredients that are plastics or fossil fuel based or that cause deforestation or raise other sustainability challenges. The primary target crop for sustainable ingredients is soybean, but there are crops such as cover crops that will be important in this new industry as well. The Company's goal is to be a leader in this area.

The Company's most advanced traits have progressed to the commercialization stage. Of its initial six pipeline traits, three are developed, meaning that they have been validated in field trials and have started to be transferred to canola and rice customers. Once a Cibus trait is developed, Cibus directly edits the customer’s elite germplasm and returns or transfers the gene-edited elite germplasm with the Company's trait back to the customer. In other words, as Cibus launches its traits in canola and rice, it is transferring to customers their elite germplasm with the Cibus traits. The Company's customers for these initial transfers include several leading global seed companies. This Cibus commercialization process both accelerates the time to market and broadens the access to the market for each trait.

The Company's lead commercial traits are for PSR in canola, and for two developed herbicide tolerance traits in rice. Cibus has two other traits that are in advanced stages of development, meaning that the gene editing process is underway with identified edit targets. One is for Sclerotinia resistance in canola and soybean and the second is a herbicide tolerance trait for a novel herbicide that is applicable to many crops, including canola and soybean. The third trait in the pipeline, which is in the initial editing stage, is for NUE. It addresses the critical need in the agricultural industry to reduce fertilizer use. Cibus expects to initiate editing for NUE in rice and canola by year end 2023.

Another area that differentiates Cibus is its technological approach to trait development enabled by its technology platform. The Company's Trait Machine process is a gene editing system that fundamentally changes how traits are developed. These technologies, which generated the Company's current trait pipeline, speed up both the process of trait development and the time to commercialization once a trait is developed. These technologies have enabled Cibus to “industrialize” conventional breeding using gene editing technologies through the development of its Trait Machine process, meaning that Cibus has developed a standardized end-to-end gene editing process that can precisely deliver edits associated with specific traits in a time bound, predictable, and reproducible process. It is the Trait Machine process that drives the Company's commercial strategy and enables Cibus to develop traits in a fraction of the time and at a fraction of the cost of developing traits using conventional breeding.

Once a Trait Machine platform is operational in a specific crop, Cibus has the full capability to speed up trait development in that crop and the ability to commercialize existing traits in that crop. Three of the Company's developed pipeline traits are multi-crop traits applicable to other crops. As Cibus adds Trait Machine platforms, it also opens the potential to commercialize its initial pipeline in those crops, if applicable. Beyond the Company's initial pipeline, its focus is multi-crop traits, like disease resistance, that are important to many of the major crops, and the ability to introduce such traits in multiple crops simultaneously.

In addition, Cibus is also leveraging its trait discovery capabilities and technology platform to advance plant and microorganism-based solutions and synthetic biology solutions, in each case, for low-carbon and sustainability-focused ingredients, including through its subsidiary Nucelis, and the advancement of legacy projects initiated prior to the Merger Transactions.

Pre-Merger Transactions and Legacy Calyxt Projects

Prior to the Merger Transactions, Legacy Calyxt’s focus was on plant-based synthetic biology, leveraging its proprietary PlantSpring™ technology platform to engineer plant metabolism to produce innovative, high-value, and sustainable materials and products for use in helping customers meet their sustainability targets and financial goals. The legacy commercialization strategy sought to engineer synthetic biology solutions through its PlantSpring platform for manufacture using its proprietary and differentiated BioFactory™ production system for a diverse base of target customers across an expanded group of end markets including the cosmeceutical, nutraceutical, and pharmaceutical industries as well as through licensing arrangements.

Cibus is in the process of evaluating projects and partnerships from the Legacy Calyxt business and prioritizing projects within its broader development platform. Cibus continues to progress three customer projects from the Legacy Calyxt business:
•supporting late-stage development activities for its improved quality (digestibility) alfalfa trait (IQA), which was developed with and licensed to S&W Seed Company;

•its research collaboration with a leading global food ingredient manufacturer to develop a soybean trait to serve as an alternative to palm oil; and

•its plant-based chemistry pilot project for a major consumer packaged goods company.
The Company has incurred net losses since its inception. As of June 30, 2023, the Company had an accumulated deficit of $236.2 million. The Company’s net losses were $25.9 million for the six months ended June 30, 2023. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

BUSINESS UPDATE

Merger Transactions

On May 31, 2023, Cibus completed the Merger Transactions. At the closing of the Merger Transactions, the Company contributed all of its assets and liabilities to Cibus Global in exchange for Common Units. The Company issued an aggregate of 16,527,484 shares of Class A Common Stock (including 1,019,282 shares of restricted Class A Common Stock) and 4,642,636    shares of Class B Common Stock to Cibus Global unitholders as consideration in the Merger Transactions, pursuant to the terms of the Merger Agreement.

Following the completion of the Merger Transactions, the Company carries on its business through Cibus Global and its subsidiaries. Cibus is the sole managing member of Cibus Global and, as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global.

Company Business Update

During the first six months of 2023, there has been significant commercial and operational progress in the business carried out at Cibus Global, which is the Company’s core focus following the consummation of the Merger Transactions. Accordingly, references to “Cibus” and “the Company” in this Company Business Update refer to Cibus Global.

Commercially, the Company has made great strides in the advancement of its initial pipeline of six traits in its two initial crop platforms: canola and rice.

The Company's lead developed trait, PSR in canola and winter oilseed rape, currently has ten customers who have entered into an initial PSR trait collaboration for which Cibus has received elite germplasm and has begun the editing process. In the first quarter of 2023, Cibus made its initial transfer back to Nuseed of this customer’s elite germplasm with the PSR trait. Cibus has progressed with its other customers and expects to make up to five additional transfers in the remainder of 2023.

The Company’s other two developed traits are its herbicide tolerance traits (HT1 and HT3) in rice. In the second quarter of 2023, Cibus transferred both its HT1 and HT3 traits in the elite germplasm of its initial customer, Nutrien Ltd. During the period, the Company undertook significant customer engagement, particularly in the United States and in South America. Like in canola, the Company aims to enter into potential broader breeding collaborations with customers in rice regarding both existing Cibus rice traits as well as the development of additional rice traits.

Of the Company's other three traits, two are in advanced stages of development in canola, Sclerotinia resistance, and a new herbicide tolerance trait (HT2). In addition to canola, both Sclerotinia resistance and HT2 herbicide tolerance will also be important traits in soybean and are expected to be among the initial traits for the soybean Trait Machine process when it becomes operational.

The second quarter was an important period for the Company's trait development activities for these Sclerotinia traits. During the second quarter of 2023, Cibus announced that additional greenhouse test results had demonstrated successful resistance against white mold, Sclerotinia, in canola. These greenhouse tests showed both an enhanced and an additional mode of action from previously noted field trial results of the Cibus Sclerotinia resistance trait. Together, these two different modes of action provide an increased level of resistance against Sclerotinia than each alone. The Sclerotinia resistance trait is expected to enable yield improvement, cost reduction, and lower usage of fungicides.

The Company's last trait in its current pipeline is for NUE. If successfully developed, this trait will have broad application to many crops. Like the Company's Sclerotinia disease trait, the final NUE trait is expected to consist of multiple modes of action. Cibus expects to initiate the editing of its first mode of action for NUE in 2023.

Commercially, the Company has also made great progress in advancing its sustainable ingredients projects. Cibus expects that soybean will be a key crop in developing a new class of sustainable ingredients to meet the sustainability goals of major corporations. In the first quarter of 2023, it entered a collaboration to develop output products for soybean that address Procter & Gamble’s sustainability objectives.

Operationally, the Company’s focus has been the continued institutionalization of its technology platform, and its ability to edit customers’ commercial germplasm in a time bound, predictable, and reproducible system. During the second quarter of 2023, the Company reached a critical milestone in achieving these objectives with the opening and completion of the first production run at its Oberlin Facility in San Diego. The 32,000 square foot Oberlin Facility is the first high-throughput (gene editing) trait production facility for plant breeding. The Oberlin Facility is an important part of both commercializing developed traits but also in the trait development process. Using the Trait Machine process, the Oberlin Facility is an end-to-end semi-automated gene editing facility that can take a single cell from a customer’s commercial plant (its elite germplasm), edit the cell, and return to the customer its commercial plant with the Cibus trait. The Oberlin Facility is currently operational in canola and rice. If the Company can validate the single cell to commercial plant process for soybean in the second half of 2023, as expected, the Oberlin Facility will also become operational for editing soybean customers’ elite germplasm.

A central element of the Company's trait business is developing broader breeding collaborations with seed companies to progress its pipeline of traits as well as working with seed companies in their trait development program. The Oberlin Facility is a key part of developing these broader breeding collaborations. The Trait Machine process provides the ability to prototype potential traits, and once developed, to accelerate the time to commercialization. The Oberlin Facility changes the scale at which the Company can edit and enables these breeding partnerships.

Cibus is making great progress in transforming the initial customers for the PSR traits into becoming the Company's first broader breeding collaborators. In addition, the Oberlin Facility is developing broader interest in the trait development industry. The company recently announced that it had entered into a collaboration with Bayer AG to evaluate Cibus' Trait Machine platform and its capabilities. These collaborations move the Company closer to establishing the vision of our high-throughput breeding platform operating as a technological extension of conventional breeding programs.

Lastly, the first half of 2023 was an important period for the global push to regulate gene edited traits comparably to traits from conventional breeding. In July 2023, the European Commission proposed new regulation that would generally regulate traits from the Company's RTDS technologies and its Trait Machine process consistently with traits from conventional breeding. The proposed EU legislation still requires approval of the EU parliament and Council (Member States) to be implemented.

In addition, in March 2023, an Act of Parliament (the Genetic Technology (Precision Breeding) Act 2023) was passed into law in the United Kingdom. This Act, which removes plants produced using modern biotechnologies and the food and feed derived from them from GMO regulations if those organisms could have occurred naturally or been produced by conventional methods, will enable the development and marketing of gene edited crops in England. Accordingly, the UK legislation, which is initially operational in England, would regulate gene editing similar to conventional breeding. Importantly, as part of the broader regulatory push in the UK, additional legislation was also introduced to simplify the approval process for researchers to take crops to field trials to develop crops better able to withstand the changing environment and reduce inputs such as fertilizers, fungicides, herbicides, and pesticides. The Company expects that this legislation will enable it to perform field trials in England for winter oilseed rape.
RELATIONSHIP WITH CELLECTIS AND COMPARABILITY OF RESULTS
Prior to the completion of the Merger Transactions, the Company's largest shareholder was Cellectis, which owned approximately 48.0 percent of the Company’s issued and outstanding common stock. Immediately following the completion of the Merger Transactions, Cellectis reported in a Schedule 13D filing that it held 2.9 percent of the Company's outstanding Class A Common Stock and did not hold any of the Company's Class B Common Stock. Upon the completion of the Merger Transactions, Cellectis no longer possesses any contractual governance rights under the Company's Amended Certificate of Incorporation or bylaws.

Cellectis has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. However, the Company previously agreed to indemnify Cellectis for any obligations under this guaranty, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. Accordingly, the Company’s indemnification obligation was triggered in October 2022.
The Company holds a license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. Information about the license can be found in Note 15 to the unaudited consolidated financial statements.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Revenue is recognized from research collaboration agreements, sales of products, from licenses of technology, and from product development activities for customers.

Collaboration and research revenues are primarily related to revenues earned from performance obligations under collaboration arrangements. Pursuant to the terms of the collaboration agreements, the Company receives non-refundable payments for ongoing R&D activities, reimbursements of R&D costs, and milestone payments upon the achievement of certain scientific, regulatory, or commercial milestones. Pursuant to the collaboration agreements, the Company also will receive royalty payments in connection with the sale of commercialized products containing the traits that are subject to those agreements.
In the future, the Company may continue to generate revenue from collaboration and research agreements, but it expects an increasing amount of its revenue to come from royalty payments relating to its trait development activities. The Company is using advanced technologies, including RTDS, to develop desirable plant traits for the global seed industry. The Company plans to sell or license its developed traits with royalty revenue from these licensing agreements increasingly becoming its main source of future revenues.
The Company's ability to generate substantial revenue from plant traits depends upon the ability to further expand its Trait Machine/RTDS platforms, which are fundamental for multiple different plant traits. The Company is advancing the licensing for commercialization by seed companies of traits developed using RTDS and currently has three “developed” traits for two global crops.

Research and Development Expenses
The company's R&D expenses primarily consist of expenses incurred while performing activities to discover and develop potential product candidates and to establish Trait Machine/RTDS platforms such as:
•personnel costs, including salaries and related benefits, for employees engaged in scientific R&D functions;
•cost of third-party contractors and consultants who support its product candidate and Trait Machine/RTDS platform development;
•development costs associated with seed increases (small-scale and large-scale testing) for trait validation;
•purchases of laboratory supplies and non-capital equipment used for its R&D activities;
•facilities costs, including rent, utilities, and maintenance expenses, allocated to R&D activities; and
•costs of in-licensing or acquiring technology from third parties.

The Company's R&D efforts are focused on advancing its existing product candidates, enhancing its product candidate pipeline through the development of additional traits within its Trait Machine/RTDS platforms, and establishing additional Trait Machine/RTDS platforms for the development and advancement of additional traits. The Company's infrastructure resources are utilized across multiple R&D programs. In addition, employees typically work across multiple R&D programs. The Company manages certain activities, such as field trials and seed production, through third-party vendors. Due to the number of ongoing projects and its ability to use resources across several projects, it does not record or maintain information regarding the costs incurred for its R&D programs on a program-specific basis.

The Company's R&D efforts are central to its business and account for a significant portion of its operating expenses. R&D expenses are expected to increase for the foreseeable future as the product candidate pipeline is expanded, additional Trait Machine/RTDS platforms are established, additional technologies are developed or acquired and additional personnel are hired to support product development. Additionally, product candidates in later stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased expense associated with large-scale field testing and seed increases (small scale and large-scale) for trait validation.

The Company recognizes R&D expenses as they are incurred, primarily due to the uncertainty of future commercial value. At this time, it cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of its current product candidates or any new product candidates that may be identified and developed. The duration, costs, and timing of development of its product candidates are subject to numerous uncertainties and will depend on a variety of factors, including:
•levels of hiring and retaining R&D personnel;
•the extent to which any serious adverse events in its field trials are encountered;
•the impact of any business interruptions to operations or to those of the third parties with whom the Company works with; and
•the impact of any new or changing government regulations related to its product candidates.

Any of these factors could significantly impact the costs, timing, and viability associated with the development of its product candidates.

Prior to the second quarter of 2023, the Company recognized its intellectual property portfolio and costs to write and support the research for filing patents as R&D expense. It made the decision to classify these expenses as part of selling, general, and administrative (SG&A) expense going forward. The amounts in the prior reporting periods are not material and as such no historical amounts have been reclassified.

Selling, General, and Administrative Expenses
SG&A expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal, intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying consolidated statements of operations.

Beginning in the second quarter of 2023, SG&A expense includes costs related to its intellectual property portfolio and costs to write and support the research for filing patents. Historically, the Company expensed patent application costs and related legal costs for maintenance of such patents as incurred and such costs were included in R&D expense in the accompanying consolidated statements of operations.

Costs related to the completion of the Merger Transactions were previously included in non-operating income (expenses) in the first quarter of 2023. These prior period amounts have been reclassified to SG&A expense in the three months ended June 30, 2023.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense – related parties (Royalty Liability Interest) is based on the warrant exchange agreement (Warrant Exchange Agreement) Cibus Global entered into in 2014, which remains in place following the Company's acquisition of Cibus Global in the Merger Transactions, Cibus Global is required to make ongoing quarterly payments equal to a portion of the aggregate amount of certain worldwide revenues received during the applicable quarter. The Company refers to such payment obligations as its Royalty Liability. Management estimates the total amount of royalty payments over the life of the Warrant Exchange Agreement that Cibus Global will be required to make to holders of certain warrants (Royalty Holders) that were exchanged for the rights to future royalty payments pursuant to the Warrant Exchange Agreement. See Note 11 to the accompanying unaudited consolidated financial statements for information related to the calculation and valuation of the Royalty Liability.

The Company expects the Royalty Liability balance to continue to increase each year until the accretion of Royalty Liability Interest, which increases the Royalty Liability, outpaces the cash payments for royalties due, which decreases the Royalty Liability. Similarly, the Company also expects the related non-cash Royalty Liability Interest it records to increase in conjunction with the underlying Royalty Liability balance. There are risks associated with the Royalty Liability. See “Risk Factors—Risks Related to Cibus’ Organization and Operation—Cibus’ Royalty Liability may contribute to net losses for Cibus and cause the value for securities of Cibus to fluctuate,” included in the Closing 8-K.

Interest, net
Interest, net is comprised of interest income resulting from investments of cash and cash equivalents and interest expense incurred related to financing lease obligations. It is also driven by balances, yields, and timing of financing and other capital raising activities.

Non-Operating Income (Expenses)

Non-operating income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of Common Warrants, gain from a legal settlement, and foreign exchange-related transactions. Costs related to the completion of the Merger Transactions were previously included in non-operating income (expenses) in the first quarter of 2023. Approximately $0.8 million has been reclassified to SG&A expense in the three months ended June 30, 2023.

Revenues and Costs

Prior to the Merger Transactions, Legacy Calyxt reduced employee headcount and streamlined and focused business activities on a limited scope of core projects. Subsequent to the completion of the Merger Transactions, the Company’s employee headcount increased as a result of the acquisition of Cibus Global. As of June 30, 2023, the Company had 228 employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022
A summary of the Company’s results of operations for the three months ended June 30, 2023, and 2022 follows:

	Three Months Ended June 30,
In Thousands, except per share and percentage values	2023	2022	$ Change	% Change
Revenue	$197	$41	$156	380%
Research and development	8,429	3,250	5,179	159%
Selling, general, and administrative	11,079	3,556	7,523	212%
Loss from operations	(19,311)	(6,765)	(12,546)	(185)%
Royalty liability interest expense - related parties	(2,617)	—	(2,617)	NM
Interest, net	99	(16)	115	719%
Non-operating income (expenses)	1,320	4,296	(2,976)	(69)%
Net loss	$(20,509)	$(2,485)	$(18,024)	(725)%
Net loss attributable to redeemable noncontrolling interest	(1,819)	—	(1,819)	NM
Net loss attributable to Cibus, Inc.	$(18,690)	$(2,485)	$(16,205)	(652)%
Basic and diluted net loss per share of Class A common stock	$(3.05)	$(2.66)	$(0.39)	(15)%

NM – not meaningful

Revenue

Revenue was $0.2 million in the second quarter of 2023, an increase of $0.2 million, or 380 percent, from the second quarter of 2022. The increase was driven by the addition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for rice and soybean. Revenue in the second quarter of 2023 and 2022 from Legacy Calyxt's operations was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $8.4 million in the second quarter of 2023, an increase of $5.2 million, or 159 percent, from the second quarter of 2022. The increase was primarily driven by expenses of $4.2 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount, laboratory supplies, and facility costs, $1.3 million of one-time stock compensation expense from accelerated share vesting per the individual stock award agreements due to the completion of the Merger Transactions, and $1.0 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by a $1.2 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $11.1 million in the second quarter of 2023, an increase of $7.5 million, or 212 percent, from the second quarter of 2022. The increase was primarily driven by $6.5 million in one-time expenses due to the closing of the Merger Transactions which included $3.5 million of legal and professional fees, $1.9 million of severance resulting from pre-existing employment agreements, and $1.1 million related to stock compensation expense from accelerated share vesting per the individual stock award agreements. In addition, an increase in $1.7 million due to the addition of Cibus Global and $1.0 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions contributed to the increase. These expenses were partially offset by a $2.1 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $2.6 million in the second quarter of 2023, an increase of $2.6 million from the second quarter of 2022. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Interest, net

Interest, net was income of $0.1 million in the second quarter of 2023, an increase in income of $0.1 million, or 719 percent, from the second quarter of 2022. The increase in income was driven by interest earned on the $59.4 million cash received in connection with the closing of the Merger Transactions.

Non-Operating Income (Expenses)

Non-operating income (expenses) was income of $1.3 million in the second quarter of 2023, a decrease in income of $3.0 million, or 69 percent, from the second quarter of 2022. The decrease in income was driven by an increase in expense related to the mark-to-market of the Common Warrants due to a $4.3 million gain in the prior year period.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $1.8 million in second quarter of 2023, an increase in net loss of $1.8 million, from the second quarter of 2022. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022
A summary of the Company’s results of operations for the six months ended June 30, 2023, and 2022 follows:

	Six Months Ended June 30,
In Thousands, except per share and percentage values	2023	2022	$ Change	% Change
Revenue	$239	$73	$166	227%
Research and development	10,638	6,191	4,447	72%
Selling, general, and administrative	13,375	6,736	6,639	99%
Loss from operations	(23,774)	(12,854)	(10,920)	(85)%
Royalty liability interest expense - related parties	(2,617)	—	(2,617)	NM
Interest, net	78	(33)	111	336%
Non-operating income (expenses)	410	4,783	(4,373)	(91)%
Net loss	$(25,903)	$(8,104)	$(17,799)	(220)%
Net loss attributable to redeemable noncontrolling interest	(1,819)	—	(1,819)	NM
Net loss attributable to Cibus, Inc.	$(24,084)	$(8,104)	$(15,980)	(197)%
Basic and diluted net loss per share of Class A common stock	$(6.73)	$(9.14)	$2.41	26%
NM – not meaningful

Revenue

Revenue was $0.2 million in the first six months of 2023, an increase of $0.2 million, or 227 percent, from the first six months of 2022. The increase was driven by the addition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for rice and soybean. Revenue from Legacy Calyxt's operations in the first six months of 2023 and 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $10.6 million in the first six months of 2023, an increase of $4.4 million, or 72 percent, from the first six months of 2022. The increase was primarily driven by expenses of $4.2 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount, laboratory supplies, and facility costs, $1.3 million of one-time stock compensation expense from accelerated share vesting per the individual stock award agreements due to the completion of the Merger Transactions, and $1.0 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by a $2.1 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $13.4 million in the first six months of 2023, an increase of $6.6 million, or 99 percent, from the first six months of 2022. The increase was primarily driven by $6.5 million in one-time expenses due to the closing of the Merger Transactions which included $3.5 million of legal and professional fees, $1.9 million of severance resulting from pre-existing employment agreements, and $1.1 million related to stock compensation expense from accelerated share vesting per the individual stock award agreements. In addition, an increase in $1.7 million due to the addition of Cibus Global and $1.0 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions contributed to this increase. These expenses were partially offset by a $2.9 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $2.6 million in the first six months of 2023, an increase of $2.6 million from the first six months of 2022. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Interest, net

Interest, net was nominal in the first six months of 2023, an increase in income of $0.1 million, or 336 percent, from the first six months of 2022. The increase in income was driven by interest earned on the $59.4 million cash received in connection with the closing of the Merger Transactions.

Non-Operating Income (Expenses)

Non-operating income (expenses) was income of $0.4 million in the first six months of 2023, a decrease in income of $4.4 million, or 91 percent, from the first six months of 2022. The decrease in income was driven by an increase of $5.1 million in expense related to the mark-to-market of the Common Warrants due to a $4.7 million gain in the prior year period. This expense was partially offset by a $0.8 million of gain contingency associated with the final payment to the Company for settlement of a legal matter with one of the Company's technology vendors regarding alleged intellectual property infringement.

Net Loss Attributable to Redeemable Noncontrolling Interest
Net loss attributable to redeemable noncontrolling interest was $1.8 million in first six months of 2023, an increase in net loss of $1.8 million, from the first six months of 2022. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations.
As of June 30, 2023, the Company had $50.9 million of cash and cash equivalents. Current liabilities were $22.4 million as of June 30, 2023. The Company’s current cash and cash equivalents is sufficient to cover all of its current liabilities as of June 30, 2023.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing.

The Company incurred net losses of $25.9 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $236.2 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Net loss	$(25,903)	$(8,104)	$(17,799)	(220)%
Royalty liability interest expense - related parties	2,617	—	2,617	NM
Depreciation and amortization	1,191	763	428	56%
Stock-based compensation	5,842	1,855	3,987	215%
Change in fair value of liability classified Class A common stock warrants	371	(4,723)	5,094	108%
Changes in operating assets and liabilities	1,763	(1,067)	2,830	265%
Net cash used by operating activities	$(14,119)	$(11,276)	$(2,843)	(25)%
NM – not meaningful

Net cash used by operating activities was $14.1 million in the first six months of 2023, an increase in cash used of $2.8 million, or 25 percent, from the first six months of 2022. The increase in cash used was driven by the $17.8 million change in Net loss offset by an increase of $5.1 million in the liability related to the mark-to-market of the Common Warrants, an increase of $4.0 million in stock compensation expense as a result of the closing of the Merger Transactions, $2.6 million driven by the Royalty Liability assumed by the Company as part of the Merger Transactions, and $2.8 million from the changes in operating assets and liabilities primarily due to the operations acquired in the Merger Transactions.
The Company expects cash used by operating activities in 2023 to be higher than 2022 driven by consummation of the Merger Transactions and the resulting operating activities conducted by Cibus Global, as a subsidiary of the Company.

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$59,381	$—	$59,381	NM
Purchases of property, plant, and equipment	(560)	(1,289)	729	57%
Net cash provided by (used) by investing activities	$58,821	$(1,289)	$60,110	4,663%

NM – not meaningful

Net cash provided by investing activities was $58.8 million in the first six months of 2023, an increase of $60.1 million, or 4,663 percent, from the first six months of 2022. The increase was driven by the cash acquired resulting from the merger with Cibus Global.
The Company expects cash provided by investing activities in 2023 to be higher than 2022 driven by the cash acquired as a result of the Merger Transactions.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Proceeds from Class A common stock issuance	$—	$11,209	$(11,209)	(100)%
Costs incurred related to the issuance of Class A common stock	—	(961)	961	100%
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—	2,500	NM
Payment of taxes related to vested restricted stock units	(742)	—	(742)	NM
Proceeds from issuance of notes payable	1,287	—	1,287	NM
Repayments of financing lease obligations	(110)	(190)	80	42%
Repayments of notes payable	(273)	—	(273)	NM
Net cash provided by financing activities	$2,662	$10,058	$(7,396)	(74)%

NM – not meaningful

Net cash provided by financing activities was $2.7 million in the first six months of 2023, a decrease of $7.4 million, or 74 percent, from the first six months of 2022. The decrease was primarily due to the receipt of $10.0 million of net proceeds from the Follow-On Offering in the first quarter of 2022, partially offset by the $2.5 million receipt of the Interim Funding and $1.3 million issuance of notes payable related to equipment and insurance policy purchases.

The Company expects cash provided by financing activities in 2023 to be higher than 2022 driven by potential financing activity as the Company evaluates capital markets conditions during the second half of 2023.

Capital Resources
Operating Capital Requirements
The Company has incurred losses since its inception and its net loss was $25.9 million for the six months ended June 30, 2023, and it used $14.1 million of cash for operating activities for the six months ended June 30, 2023. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations, from the capital markets, including through stock offerings of common stock or other securities.
As of June 30, 2023, the Company had $50.9 million of cash and cash equivalents. Current liabilities were $22.4 million as of June 30, 2023.

On June 30, 2023, the Company filed a registration statement on Form S-3 with the SEC for the registration of offers and sales by the Company of shares of Class A Common Stock, shares of preferred stock, depository shares, warrants, subscription rights, and units of the Company, which together shall have an aggregate initial offering price not to exceed $200 million. As of the date of this report, the registration statement on Form S-3 has not yet been declared effective by the SEC.

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future trait R&D collaboration agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; (iii) government or other third-party funding (iv) public or private equity or debt financings, or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.
The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of June 30, 2023 is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. The Company’s management has concluded there is substantial doubt regarding its ability to continue as a going concern because it anticipates that it will need to raise additional capital to support its business plan for a period of 12 months or more from the date of this filing.
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement cost reduction measures to manage liquidity, and the Company may have to delay or scale back operations. If the Company raises additional funds through the issuance of additional debt or equity securities, it could result in dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could impact the Company’s business, financial condition, and prospects.

The Company’s financing needs are subject to change depending on, among other things, the success of its trait and product development efforts, the effective execution of its business model, its revenue, and its efforts to effectively manage expenses. The effects of macroeconomic events and potential geopolitical developments on the financial markets and broader economic uncertainties may make obtaining capital through equity or debt financings more challenging and may exacerbate the risk that such capital, if available, may not be available on terms acceptable to the Company.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
The following table summarizes the Company's contractual obligations and commitments as of June 30, 2023:

In Thousands	Operating Lease Obligations	Financing Lease Obligations	Notes Payable	Total
Remainder of 2023	$3,370	$83	$1,056	$4,509
2024	6,788	90	859	7,737
2025	4,414	—	351	4,765
2026	1,580	—	151	1,731
2027	1,479	—	89	1,568
2028	1,553	—	15	1,568
Thereafter	15,438	—	—	15,438
	34,622	173	2,521	37,316
Less: interest	(10,650)	(9)	(240)	(10,899)
Total	$23,972	$164	$2,281	$26,417
Current portion	5,102	164	1,562	6,828
Noncurrent portion	$18,870	$—	$719	$19,589

Royalty Liability - Related Parties

The company assumed the Royalty Liability as part of the Merger Transactions. In 2014, Cibus Global entered into the Warrant Exchange Agreement. Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future royalty payments equal to 10 percent of the subject revenues (Subject Revenues), which includes all revenues earned by Cibus Global, including consideration attributable to crop traits developed using the Company’s gene editing technology, but excludes specifically, (i) revenues attributable to the Nucelis product line, (ii) amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, (iii) payments for the Cibus Global capital stock, and (iv) revenues attributable to collaboration and research projects. Royalty payments will begin in the first fiscal quarter after which the aggregate Subject Revenues during any consecutive 12-month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. This condition had not occurred as of June 30, 2023. Additionally, Cibus Global granted the Royalty Holders a continuing security interest in certain intellectual property of Cibus Global to secure the payment and performance of obligations of Cibus Global under the Warrant Exchange Agreement. The initial term of the Warrant Exchange Agreement is 30 years and may be extended for an additional 30-year term if the holders provide written notice and make a payment of $100. The Company's payments under, and performance of, the Royalty Liability are secured by a security interest in substantially all of its intellectual property.

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Foundation). As of June 30, 2023, the Cibus Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third-party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Foundation.

This obligation is contingent upon the Cibus Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of June 30, 2023, the Company had not recorded a liability related to its obligations to the Cibus Foundation within the accompanying consolidated financial statements.

As of June 30, 2023, there were no other material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.

Off-Balance Sheet Arrangements

The Company enters into seed and grain production agreements with settlement values based on acreage and production yield. Otherwise, the Company does not have any off-balance sheet arrangements as defined under applicable SEC rules and regulations.
CRITICAL ACCOUNTING ESTIMATES
The preceding discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions, and judgments that affect the reported amounts in its consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the policies discussed in Note 1, Basis of Presentation & Summary of Significant Accounting Policies, are the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions, and judgments about matters that are inherently uncertain.

Valuation of Common Warrants
The Common Warrants have been classified as a liability in the Company’s consolidated balance sheets because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Change of Control Put. If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the

Company is required to pay cash to the holder in an amount as determined by the Black Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of June 30, 2023	As of December 31, 2022
Estimated fair value of Common Warrants	$4.18	$1.87
Assumptions:
Risk-free interest rate	0.0%	0.0%
Expected volatility	1.0%	0.9%
Expected term to liquidation (in years)	4.2	4.6

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.

Royalty Liability - Related Parties

Changes in expected royalty payments pursuant to the Royalty Liability, as a result of changes to estimates of the underlying revenues, are accreted to interest expense using an annual discount rate to calculate the present value of future royalty payments. For purposes of determining the Royalty Liability, the Company estimates the total amount of future royalty payments required to be paid to Royalty Holders over the life of the agreement. The Company will periodically assess the expected royalty payments using a combination of internal projections and external sources. If global net sales of the company's products developed using RTDS technologies are greater than or less than expected, the interest expense recorded with respect to the Royalty Liability would be greater or less, respectively, over the term of the arrangement. As of June 30, 2023, an annual discount rate of 23.7 percent was used to calculate the present value of the future royalty payments resulting in the Royalty Liability.

Accounting for Business Combinations

The Company applies Accounting Standards Codification (ASC) 805, Business Combinations, when accounting for acquisitions of a business under GAAP. Identifiable assets acquired, liabilities assumed, and noncontrolling interest, if applicable, are recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant, and equipment and intangible assets. Evaluations include numerous inputs, including forecasted cash flows that incorporate the specific attributes of each asset. For property, plant, and equipment, the Company considers the remaining useful life of equipment, current replacement costs for similar assets, and comparable market transactions. The Company evaluates all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest, if applicable, in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant, and equipment and the amortization period and method of amortization for each finite-lived intangible asset. The estimates of fair values of assets impact future depreciation and amortization and the initial amount of goodwill recorded.
As of June 30, 2023, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023, the Company's cash and cash equivalents consisted of readily available checking and money market accounts. The Company seeks to engage in prudent management of its cash and cash equivalents, with cash held in interest-bearing and non-interest-bearing accounts at financial institutions and cash equivalents. Due to the short-term duration and low risk profile of the Company's investments, the interest rate risk related to cash and cash equivalents is not significant.

Foreign Currency Exchange Risk

The Company is exposed to a limited amount of foreign currency exchange risk, principally in Euros, primarily as a result of its foreign subsidiaries, whose revenues and expenses are translated into U.S. dollars using average exchange rates in effect during the applicable reporting period. The Company does not currently engage in any hedging activity to reduce its potential exposure to currency fluctuations, although it may choose to do so in the future. The Company believes a hypothetical 100 basis point increase or decrease in foreign exchange rates during any of the periods presented would not have had a material impact on its financial condition or results of operations.

For quantitative and qualitative disclosures about market risk that affect the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of the Annual Report. There have been no other material changes in information that would have been provided in the context of Item 3 from the end of the preceding fiscal year until June 30, 2023. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in Note 3. Financial Instruments Measured at Fair Value and Concentrations of Credit Risk.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Following the completion of the Merger Transactions, the Company assessed the scope, design, and overall adequacy of the combined entity's internal control structure. Except for any changes relating to the integration of Cibus Global with the Company, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not a party to any material pending legal proceedings as of June 30, 2023. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report. See the discussion of risk factors described in Exhibit 99.3 to the Company's Current Report on Form 8-K filed on June 1, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities, other than pursuant to transactions previously disclosed in the Company’s Current Reports on Form 8-K.

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the period covered by this Quarterly Report on Form 10-Q, 30,640 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information

During the Company’s fiscal quarter ended June 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits
(a)Index of Exhibits

Exhibit Number	Description

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 14, 2023, by and among Calyxt, Inc. and Cibus Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2023)

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Calyxt, Inc., dated April 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Calyxt, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

3.3	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

10.1†
Executive Employment Agreement, dated November 15, 2018, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.2†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.3†
Executive Employment Agreement, dated November 15, 2018, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.4†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.5†
Amended and Restated Executive Employment Agreement, dated December 17, 2021, by and between Wade Hampton King and Cibus US, LLC (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.6†
Executive Employment Agreement, dated October 4, 2021, by and between Rory B. Riggs and Cibus Global, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.7†
First Amendment to Executive Employment Agreement, dated December 2, 2021, by and between Rory B. Riggs and Cibus Global, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.10
Warrant IP Security Agreement, dated December 31, 2014, by and among Cibus Global Ltd., Cibus International GP, Ltd., Cibus International, L.P., Cibus Netherland Partners, Ltd., Cibus Netherlands Holding Cooperatif U.A., Cibus Europe B.V., Cibus Europe Ltd., Cibus US LLC, Cibus Canada, Inc., Incima B.V., Incima IPCO B.V., and Incima US LLC as Grantors, and Rory Riggs, as the Secured Party (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.11
Warrant Transfer and Exchange Agreement, dated December 31, 2014, by and among Cibus Global Ltd.; Richard Spizzirri, DTC CFBO Richard Spizzirri IRA, Rory Riggs, Rory Riggs Family Trust, Jean Pierre Lehmann, and New Venture Holdings, Inc. as Sellers; and Rory Riggs, as the Seller Representative (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.12†	Second Amendment to Calyxt’s 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.13†	Calyxt, Inc. 2023 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.14†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.15†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 2023)

10.16
Registration Rights Agreement, dated May 31, 2023, by and among Cibus, Inc. and each of the persons identified on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.17
Exchange Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.18
Tax Receivable Agreement, dated May 31, 2023, by and among Cibus, Inc., Rory Riggs and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.19
Cibus Amended Operating Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and the Members set forth on Exhibit A attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.20	Form of Indemnification Agreement for Directors and Officers of Cibus, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.21+
First Amendment to the License Agreement, dated May 31, 2023, by and between Cellectis S.A. and Calyxt, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.22	Cibus, Inc. 2017 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL
*Filed herewith
†    Indicates management contract or compensatory plan.
+ Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

SIGNATURE
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2023.

CIBUS, INC.

By:	/s/ Rory Riggs
Name:	Rory Riggs
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Wade King
Name:	Wade King
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)