Form 10-Q
period 2023-09-30
Cibus, Inc.
filed 2023-11-09
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023;
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2023, there were 16,699,948 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 901,044 restricted shares of Class A Common Stock, which remain subject to vesting), and 4,642,636 shares of the registrant's Class B Common Stock, $0.0001 par value per share, outstanding.

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

The financial information presented in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, represents four months of Cibus, inclusive of Cibus Global, and five months of Legacy Calyxt results only, except where proforma figures are presented. All financial information prior to the completion of the Merger Transactions is that of Legacy Calyxt only.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the realization of anticipated benefits of the Merger Transactions; integration of the combined company; the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant customer collaborations. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: risks associated with the possible failure to realize certain anticipated benefits of the Merger Transactions; the effect of the completion of the Merger Transactions on the Company’s business relationships, operating results, and business generally; the outcome of any litigation related to the Merger Transactions; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene-editing processes or products; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render our technologies obsolete; impacts of our headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; and other important factors discussed in “Risk Factors of Cibus, Inc.” filed as Exhibit 99.3 with the Company’s Current Report on Form 8-K, which was filed with the SEC on June 1, 2023, under the heading "Item 8.01 - Other Events - Supplemental Risk Factors" in the Company's Current Report on Form 8-K filed on October 18, 2023, and any additional “Risk Factors” identified in the Company’s other subsequent reports on Forms 10-Q and 8-K filed with the SEC, which should be considered an integral part of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning the Company’s industry and the markets in which it operates is based on information from various sources, including independent industry publications. In presenting this information, the Company has also made assumptions based on such data and other similar sources, and on its knowledge of, and its experience to date in, the potential markets for its products. The industry in which the Company operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors of Cibus, Inc.” filed as Exhibit 99.3 with the Company’s Current Report on Form 8-K, which was filed with the SEC on June 1, 2023, under the heading "Item 8.01 - Other Events - Supplemental Risk Factors" in the Company's Current Report on Form 8-K filed on October 18, 2023, and other subsequent reports on Forms 10-Q and 8-K filed with the SEC. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by the Company.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,883	$3,427
Restricted cash	—	99
Accounts receivable	560	—
Prepaid expenses and other current assets	2,029	606
Total current assets	34,472	4,132
Property, plant, and equipment, net	17,197	4,516
Operating lease right-of-use assets	22,935	13,615
Intangible assets, net	134,921	158
Goodwill	585,266	—
Other non-current assets	1,444	—
Total assets	$796,235	$22,421
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,281	$340
Accrued expenses	5,092	173
Accrued compensation	3,704	107
Due to related parties	—	175
Deferred revenue	1,637	107
Current portion of notes payable	1,165	—
Current portion of financing lease obligations	235	97
Current portion of operating lease obligations	5,436	367
Class A common stock warrants	1,512	291
Other current liabilities	17	5
Total current liabilities	25,079	1,662
Notes payable, net of current portion	629	—
Financing lease obligations, net of current portion	102	—
Operating lease obligations, net of current portion	18,844	13,447
Royalty liability - related parties	157,113	—
Other non-current liabilities	1,974	79
Total liabilities	203,741	15,188
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest	129,104	—
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 17,656,831 shares issued and 16,659,996 shares outstanding as of September 30, 2023, and 275,000,000 shares authorized; 978,915 shares issued and 976,908 shares outstanding as of December 31, 2022	8	5
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 4,642,636 shares issued and outstanding as of September 30, 2023, and no shares authorized; no shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	727,821	220,422
Class A common stock in treasury, at cost; 32,660 shares as of September 30, 2023, and 2,007 shares as of December 31, 2022	(1,785)	(1,043)
Accumulated deficit	(262,664)	(212,151)
Accumulated other comprehensive income	10	—
Total stockholders’ equity	463,390	7,233
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$796,235	$22,421
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Revenue	$475	$42	$714	$115
Total revenue	475	42	714	115
Operating expenses:
Research and development	17,521	3,016	28,159	9,207
Selling, general, and administrative	8,751	3,229	22,126	9,965
Total operating expenses	26,272	6,245	50,285	19,172
Loss from operations	(25,797)	(6,203)	(49,571)	(19,057)
Royalty liability interest expense - related parties	(8,136)	—	(10,753)	—
Other interest income (expense), net	281	(47)	359	(80)
Non-operating income (expenses)	(876)	300	(466)	5,083
Loss before income taxes	(34,528)	(5,950)	(60,431)	(14,054)
Income taxes	—	—	—	—
Net loss	$(34,528)	$(5,950)	$(60,431)	$(14,054)
Net loss attributable to redeemable noncontrolling interest	(8,099)	—	(9,918)	—
Net loss attributable to Cibus, Inc.	$(26,429)	$(5,950)	$(50,513)	$(14,054)
Basic and diluted net loss per share of Class A common stock	$(1.59)	$(6.36)	$(6.33)	$(15.56)
Weighted average shares of Class A common stock outstanding – basic and diluted	16,641,127	935,702	7,979,132	903,476

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(34,528)	$(5,950)	$(60,431)	$(14,054)
Foreign currency translation adjustments	15	—	13	—
Comprehensive loss	(34,513)	(5,950)	(60,418)	(14,054)
Comprehensive loss attributable to redeemable noncontrolling interest	(8,096)	—	(9,915)	—
Comprehensive loss attributable to Cibus, Inc.	$(26,417)	$(5,950)	$(50,503)	$(14,054)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)	$484,313
Net loss	(8,099)	—	—	—	—	—	—	(26,429)	—	(26,429)
Stock-based compensation	—	—	—	—	—	5,828	—	—	—	5,828
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	53,608	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(13)	—	—	—	—	—	—	—	—
Change in value of redeemable noncontrolling interest	334					(334)				(334)
Foreign currency translation adjustments	3	—	—	—	—	—	—	—	12	12
Balance at September 30, 2023	$129,104	16,659,996	$8	4,642,636	$—	$727,821	$(1,785)	$(262,664)	$10	$463,390

Three Months Ended September 30, 2022	Class A Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2022	934,327	$5	$218,161	$(1,043)	$(203,364)	$13,759
Net loss	—	—	—	—	(5,950)	(5,950)
Stock-based compensation	—	—	1,035	—	—	1,035
Issuance of Class A common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	1,871	—	—	—	—	—
Balance at September 30, 2022	936,198	$5	$219,196	$(1,043)	$(209,314)	$8,844

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY, CONT.

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	$—	976,908	$5	—	$—	$220,422	$(1,043)	$(212,151)	$—	$7,233
Net loss	(9,918)	—	—	—	—	—	—	(50,513)	—	(50,513)
Stock-based compensation	—	—	—	—	—	11,670	—	—	—	11,670
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	207,546	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(32,660)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Change in value of redeemable noncontrolling interest	334					(334)				(334)
Foreign currency translation adjustments	3	—	—	—	—	—	—	—	10	10
Balance at September 30, 2023	$129,104	16,659,996	$8	4,642,636	$—	$727,821	$(1,785)	$(262,664)	$10	$463,390

Nine Months Ended September 30, 2022	Class A Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	775,480	$4	$211,263	$(1,043)	$(196,092)	$14,132
Net loss	—	—	—	—	(14,054)	(14,054)
Stock-based compensation	—	—	2,890	—	—	2,890
Issuance of Class A common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	5,518	—	—	—	—	—
Issuance of Class A common stock from ATM facility, net of offering expenses	—	—	(7)	—	—	(7)
Issuance of Class A common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	77,600	1	5,050	—	—	5,051
Issuance of Class A common stock upon exercise of pre-funded warrants	77,600	—	—	—	—	—
Cumulative effect of adoption of lease accounting standard	—	—	—	—	832	832
Balance at September 30, 2022	936,198	$5	$219,196	$(1,043)	$(209,314)	$8,844

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(60,431)	$(14,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	10,753	—
Depreciation and amortization	2,875	1,158
Stock-based compensation	11,670	2,890
Change in fair value of liability classified Class A common stock warrants	1,221	(5,009)
Other	17	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,674	—
Due to/from related parties	(95)	(34)
Prepaid expenses and other current assets	1,111	297
Accounts payable	(61)	(188)
Accrued expenses	1,357	41
Accrued compensation	738	(166)
Deferred revenues	340	(115)
Right-of-use assets and lease liabilities, net	(28)	154
Other assets and liabilities, net	(334)	(575)
Net cash used by operating activities	(29,193)	(15,601)
Investing activities
Cash acquired from merger with Cibus Global, LLC	59,381	—
Purchases of property, plant, and equipment	(3,872)	(1,509)
Net cash provided by (used) by investing activities	55,509	(1,509)
Financing activities
Proceeds from Class A common stock issuance	—	11,209
Costs incurred related to the issuance of Class A common stock	—	(962)
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—
Payment of taxes related to vested restricted stock units	(742)	—
Proceeds from issuance of notes payable	1,287	—
Repayments of financing lease obligations	(242)	(353)
Repayments of notes payable	(760)	—
Net cash provided by financing activities	2,043	9,894
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,357	(7,216)
Cash, cash equivalents, and restricted cash – beginning of period	3,526	14,421
Cash, cash equivalents, and restricted cash – end of period	$31,883	$7,205
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Cibus, Inc. (Cibus or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. In the Company’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by the Company’s Form 10-K/A for the year ended December 31, 2022, filed with the SEC on March 2, 2023, and March 3, 2023, respectively (collectively, the Annual Report). The accompanying condensed consolidated balance sheets as of December 31, 2022, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report.

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

At the closing of the Merger Transactions, the Company contributed all of its assets and liabilities to Cibus Global, in exchange for Common Units. The Company issued an aggregate of 16,527,484 shares of Class A Common Stock (including 1,019,282 shares of restricted Class A Common Stock) and 4,642,636 shares of Class B Common Stock to Cibus Global equityholders, as consideration in the Merger Transactions, pursuant to the terms of the Merger Agreement. Upon closing, Legacy Calyxt stockholders held approximately 4.8 percent of the issued and outstanding common stock of the Company and legacy holders of membership units of Cibus Global (including profits interest units and warrants) held approximately 95.2 percent of the issued and outstanding common stock of the Company.

The primary purpose of the merger was to bring together the technology platforms and facilities of two pioneering companies to create a leading agricultural technology company for the development of productivity traits and to consolidated significant patented agricultural gene editing technology.

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

Share information related to the Company's common stock as of September 30, 2023, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	17,656,831	4,642,636	22,299,467
Outstanding	16,659,996	4,642,636	21,302,632

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $60.4 million and cash used for operating activities was $29.2 million for the nine months ended September 30, 2023. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of September 30, 2023, the Company had $31.9 million of cash and cash equivalents and $25.1 million of current liabilities.

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

Management will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that these financial statements are issued. Although the Company has implemented a strategic realignment, which has included headcount reductions, and has initiated cost reduction initiatives designed to preserve capital resources, if the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of these financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, and the valuation of the Royalty Liability (defined below under "Royalty liability - Related Parties").

Fair Value Measurements of Financial Instruments

The Company follows Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are recognized or disclosed at fair value in these condensed consolidated financial statements on a recurring basis. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business. ASC 820 clarifies fair value should be based on assumptions market participants would use when pricing the asset or liability and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to observable unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to their short-term nature. Based on the borrowing rates currently available to the Company for notes payable with similar terms and consideration of default and credit risk, the carrying value of the notes payable approximates fair value, which is considered a Level 2 fair value measurement.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses with these financial institutions. As of September 30, 2023, the Company had cash balances deposited at major financial institutions.

Restricted Cash

The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to the future rent payments as required under the Company’s equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The amount of the restricted cash balance as of December 31, 2022, was returned in March of 2023.

Accounts Receivable

Accounts receivable are recorded at the amounts billed relating to contracted research and development (R&D) services provided. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection is doubtful. Accounts receivable are written off when management believes that all efforts to collect the amounts outstanding have been exhausted. The allowance for credit losses is estimated by management based on evaluations of its historical bad debt, current collection experience, and estimate of remaining collectability. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general, and administrative (SG&A) expense in the accompanying condensed consolidated statements of operations. Accounts receivable is presented net of allowance for credit losses which was $0 as of September 30, 2023, and December 31, 2022.

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

Acquired in process R&D, developed technology, and trade names are related to the Merger Transactions. Acquired intangible assets are amortized on a straight-line basis over the estimated period over which the Company expects to realize economic value related to the intangible asset. In process R&D is not amortized until it is determined to be ready for its intended use. The acquired in process R&D will be tested for impairment annually, or more frequently, if an impairment indicator is identified. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the nine months ended September 30, 2023.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. In determining the net present value of lease payments, the Company uses its incremental borrowing rate, which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis, at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Asset Retirement Obligation

The Company records an asset retirement obligation (ARO) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. The ARO represents the present value of the expected cost for the related restoration activities. The ARO assets and liabilities are recorded in property, plant, and equipment, net and other non-current liabilities, respectively, in the Company’s condensed consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as R&D expense in the condensed consolidated statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

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

Contract Liabilities

The Company records contract liabilities when cash payments are received or due in advance of performance, primarily related to advances of upfront and milestone payments from contract research and collaboration agreements. Contract liabilities consist of deferred revenue on the accompanying condensed consolidated balance sheets. The Company expects to recognize the amounts included in deferred revenues within one year.

The following table represents the deferred revenue activity:

In Thousands	Deferred Revenue
Balance as of December 31, 2022	$107
Acquired from merger with Cibus Global, LLC	1,186
Consideration earned	(714)
Consideration received	1,058
Balance as of September 30, 2023	$1,637

For the three months ended September 30, 2023, $0.5 million of deferred revenue was recognized as revenue in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2023, $0.1 million of the deferred revenue balance as of December 31, 2022, had been recognized as revenue in the accompanying condensed consolidated statements of operations.

Selling, General, and Administrative Expenses

SG&A expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal, intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying condensed consolidated statements of operations.

Beginning in the second quarter of 2023, SG&A expense includes costs related to its intellectual property portfolio and costs to write and support the research for filing patents. Historically, the Company expensed patent application costs and related legal costs for maintenance of such patents as incurred and such costs were included in R&D expense in the accompanying condensed consolidated statements of operations.

In the nine months ended September 30, 2023, the Company recognized, during the second quarter of 2023, $0.4 million of deferred financing costs related to the liability classified common warrants (Common Warrants) in SG&A expense in the accompanying condensed consolidated statements of operations.

Research and Development Expenses

R&D costs are expensed as incurred in performing R&D activities and include salaries, lab supplies, consultant fees, and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization.

Historically, the Company recognized its intellectual property portfolio and costs to write and support the research for filing patents as R&D expense. Beginning in the second quarter of 2023, these expenses are included in SG&A expense in the accompanying condensed consolidated statements of operations. The amounts in the prior reporting periods are not material and as such no historical amounts have been reclassified.

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

The Company’s potential dilutive securities, which include Common Warrants, unvested performance stock units, unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their anti-dilutive effect:

	As of September 30,
	2023	2022
Stock options outstanding	109,551	116,936
Unvested restricted stock units	198,199	25,210
Unvested performance stock units	—	22,600
Unvested restricted stock awards	945,780	—
Common Warrants	158,483	158,483
Total	1,412,013	323,229

Warrants

The Company issued pre-funded warrants (Pre-Funded Warrants) to purchase Class A Common Stock in a follow-on offering on February 23, 2022 (the Follow-On Offering). The Pre-Funded Warrants, which were each exercisable for one share of the Company’s Class A Common Stock at an exercise price of $0.0001 per share, were exercised in full on May 4, 2022, and subsequently settled with the counterparty. While outstanding, the Pre-Funded Warrants were considered equity instruments and reported in stockholders’ equity in the Company’s condensed consolidated balance sheets, and the shares issuable upon exercise of the Pre-Funded Warrants were included in the determination of the Company’s net loss per share of Class A Common Stock.

The Company also issued Common Warrants in the Follow-On Offering. The Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company’s Class A Common Stock for $69.04 per share, after giving effect to the Reverse Stock Splits. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction). Pursuant to the terms of the Common Warrants, a Fundamental Transaction occurs if (i) the Company, directly or indirectly, effects any merger or consolidation of the Company with or into another person in which the Company is not the surviving entity, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which holders of the Company’s Class A Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50 percent or more of the outstanding Class A Common Stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash, or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50 percent of the voting power of the outstanding shares of Class A Common Stock (not including any shares of Class A Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination) (the Fundamental Change Put). If the Fundamental Change Put is exercised by the holder of a Common Warrant, holder may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrants back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Fundamental Change Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black-Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. The Company believes that the Merger Transactions did not qualify as a Fundamental Transaction.

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expenses) in its condensed consolidated statements of operations.

Employee Retention Credit

Prior to the Merger Transactions, Cibus Global qualified for federal government assistance through the Employee Retention Credit

(ERC) provisions of the CARES Act passed in 2020, for the second, third, and fourth fiscal quarters of 2020, as well as the first and second fiscal quarters of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. The Company recognizes amounts to be refundable as tax credits if there is a reasonable assurance of compliance with the grant conditions and receipt of credits. As of September 30, 2023, the Company recognized $0.2 million related to the employee retention credit, and it does not expect to receive any further credits.

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars (USD) as the reporting currency. For those foreign subsidiaries where the Company has determined that the functional currency is the entity’s local currency, the assets and liabilities of such subsidiaries are translated into USD using exchange rates in effect at the balance sheet date. The revenue and expenses of such subsidiaries are translated into USD using average exchange rates in effect during the reporting period. Any translation adjustments are presented as accumulated other comprehensive income (loss), within stockholders' equity in the accompanying condensed consolidated statements of redeemable noncontrolling interest and stockholders' equity. Foreign currency transaction gains and losses are included in non-operating income (expenses) within the accompanying condensed consolidated statements of operations and were immaterial for all periods presented.

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

For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company applied ASU No. 2021-08 to the Merger Transactions.

2. MERGER WITH CIBUS GLOBAL

As described in Note 1, on May 31, 2023, the Company completed the Merger Transactions.

Redeemable Noncontrolling Interest

All of the issued and outstanding Cibus Global membership units (Common Units) are held solely by the Company and certain members of Cibus Global who elected in connection with the Merger Transactions to receive units (Up-C Units), each consisting of one share of Class B Common Stock and one Common Unit at the closing of the Merger Transactions (Electing Members). The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. In accordance with ASC 810, Consolidation, Cibus Global is considered a Variable Interest Entity (VIE) with Cibus as its sole managing member and primary beneficiary. As such, Cibus consolidates Cibus Global, and the remaining Common Unit holders that hold economic interest directly in Cibus Global are presented as redeemable noncontrolling interest on the Company’s financial statements. There are no restrictions on the use of assets of Cibus Global.

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of both May 31, 2023, (the closing date of the Merger Transactions) and September 30, 2023, the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global.

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

Purchase Price Allocation

The acquisition of Cibus Global was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The purchase price allocation is preliminary and subject to change, including completion of the Company's analysis on the deferred tax impact of the acquisition.

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

The Company incurred expenses of approximately $8.2 million in connection with the completion of the Merger Transactions, of which approximately $0.4 million was recognized in 2022 in the condensed consolidated statements of operations. For the nine months ended September 30, 2023, approximately $3.5 million in legal and professional fees, $1.9 million in severance costs resulting from pre-existing employment agreements, and $1.1 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, were included in SG&A expense in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2023, approximately $1.3 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, was included in R&D expense in the condensed consolidated statements of operations.

The Company's condensed consolidated statements of operations are inclusive of activity relating to the acquired entity, Cibus Global, from the date of acquisition and include $0.7 million in revenue, $35.5 million in net loss attributable to controlling interest, and $9.9 million in net loss attributable to redeemable noncontrolling interest, for the nine months ended September 30, 2023.

These unaudited pro forma figures have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited and in Thousands	2023	2022	2023	2022
Pro forma revenues	$475	$307	$1,154	$992
Pro forma net loss	(34,528)	(20,365)	(88,474)	(61,603)
Pro forma net loss attributable to controlling interest	(24,575)	(17,301)	(70,855)	(53,178)
Pro forma net loss attributable to redeemable noncontrolling interest	$(9,953)	$(3,064)	$(17,619)	$(8,425)

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

As of September 30, 2023, no Up-C Units have been exchanged by Electing Members for shares of Class A Common Stock. As of September 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more-likely-than-not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of September 30, 2023.

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
Fair Value Measurements and Financial Statement Presentation
The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023				December 31, 2022
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,389	$—	$—	$7,389	$—	$—	$—	$—
Total	$7,389	$—	$—	$7,389	$—	$—	$—	$—

(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets

	September 30, 2023				December 31, 2022
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$1,512	$1,512	$—	$—	$291	$291
Total	$—	$—	$1,512	$1,512	$—	$—	$291	$291

The following table summarizes the Common Warrants activity for the period ended September 30, 2023:

Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	291
Mark to market adjustment	1,221
Balance as of September 30, 2023	1,512

The Company estimates the fair value of the Common Warrants as of the date of issuance and at the end of every fiscal period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the Common Warrants. The Company estimates its future stock price volatility using a weighted average historical volatility which takes into consideration the Company's historical volatility and historical volatility from a group of guideline companies, over the remaining life of the Common Warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of September 30, 2023	As of December 31, 2022
Estimated fair value of Common Warrants	$9.54	$1.87
Assumptions:
Risk-free interest rate	4.7%	4.0%
Expected volatility	107.1%	85.0%
Expected term to liquidation (in years)	3.9	4.6

As of September 30, 2023, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of September 30, 2023, and December 31, 2022, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of September 30, 2023	As of December 31, 2022
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or - 15	3,879	364
Office furniture and equipment	5 - 10	13,570	7,803
Office furniture and equipment under financing leases	4 - 20	373	414
Computer equipment and software	3 - 5	3,264	912
Assets in progress	N/A	3,272	—
Total property, plant, and equipment		25,258	10,393
Less accumulated depreciation and amortization		(8,061)	(5,877)
Total		$17,197	$4,516

Depreciation and amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Depreciation and amortization expense	$1,225	$369	$2,208	$1,091

Asset Retirement Obligation

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the ARO, the Company estimates the cost for a third-party to perform the restoration work. In subsequent periods, for each ARO, the Company records operating expense to accrete the ARO liability to full value and depreciation expense against the ARO, over the term of the associated lease agreement. The Company used a credit-adjusted risk free rate of 5.6 percent to discount the future obligation, and an inflation rate of 5.0 percent to determine the future value of the original estimate of restoration costs. The ARO is expected to be resolved in July 2025.

The following table presents the changes in the ARO during the nine months ended September 30, 2023.

In Thousands	Asset Retirement Obligations
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	264
Obligations incurred	—
Accretion expense	5
Balance as of September 30, 2023	$269

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

Intangible Assets

Intangible assets as of September 30, 2023, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
In-process research and development	$99,051	$—	$99,051
Developed technology	14,148	236	13,912
Trade name	22,230	370	21,860
Other	150	52	98
Total	$135,579	$658	$134,921

Total amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Amortization expense	$459	$5	667	16

Intangible assets as of December 31, 2022, were immaterial.
As of September 30, 2023, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2023	$458
2024	1,833
2025	1,833
2026	1,833
2027	1,833
2028	1,833

6. NOTES PAYABLE

The Company has financed the costs associated with its enterprise science platform annual software license. The financing arrangement for the license has a term of one year and accrues interest at an annual rate of 10.9 percent. The Company makes monthly principal and interest payments. The note related to the annual license matures in July 2024.

Additionally, the Company has purchased various fixed assets using notes. The notes on financed equipment are subject to annual interest rates between 7.3 percent and 17.6 percent and have a weighted average remaining term of 2.8 years. Notes used to finance equipment mature between October 2023 and March 2028.

The Company has also financed certain annual insurance premiums using a note. The insurance note is subject to an annual interest rate of 7.5 percent, has a weighted average remaining term of 0.4 years, and matures in February 2024.

As of September 30, 2023, future minimum payments under notes payable were as follows:

In Thousands	Annual Licenses	Financed Equipment	Insurance	Total Notes Payable
Remainder of 2023	$93	$137	$290	$520
2024	216	450	194	860
2025	—	351	—	351
2026	—	151	—	151
2027	—	89	—	89
2028	—	15	—	15
	309	1,193	484	1,986
Less: interest	(15)	(168)	(9)	(192)
Total	$294	$1,025	$475	$1,794
Current portion	294	396	475	1,165
Noncurrent portion	$—	$629	$—	$629
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
Common Warrants
Each Common Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $69.04 per share. The Common Warrants became exercisable on August 23, 2022, and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s condensed consolidated balance sheets. Per the terms of the Common Warrants, holders of outstanding Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed the 4.99 percent after giving effect to the exercise.
Common Warrant transactions for the nine months ended September 30, 2023, are as follows:

	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	158,483	$69.04
Issued	—	—
Forfeited/canceled	—	—
Exercised	—	—
Outstanding as of September 30, 2023	158,483	$69.04
Exercisable as of September 30, 2023	158,483	$69.04

ATM Facility

On September 21, 2021, the Company entered into an Open Market Sale AgreementSM (the ATM Facility) with Jefferies LLC, as sole selling agent. The Company issued approximately 40,000 shares of Class A Common Stock under the ATM Facility in 2022 for net proceeds of $0.1 million. The Company has not issued any additional shares under the ATM Facility during the 2023 fiscal year.

Merger with Cibus Global

At the closing of the Merger Transactions, the Company contributed all of its assets and liabilities to Cibus Global, in exchange for Common Units. The Company issued an aggregate of 16,527,484 shares of Class A Common Stock (including 1,019,282 shares of restricted Class A Common Stock) and 4,642,636 shares of Class B Common Stock to Cibus Global equityholders, as consideration in the Merger Transactions, pursuant to the terms of the Merger Agreement.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. As of September 30, 2023, there were 21,302,632 Cibus Common Units outstanding. Of the 21,302,632 Cibus Common Units outstanding, 16,659,996 are held by Cibus Inc. and 4,642,636 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2023, the Company has not issued any preferred stock.
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
As of September 30, 2023, 1,925,024 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under either the 2014 Plan or the Inducement Plan.
Stock Options
The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2023	2022
Estimated fair values of stock options granted	$—	$42.83
Assumptions:
Risk-free interest rate	—%	1.9% - 3.5%
Expected volatility	—%	89.7% - 92.8%
Expected term (in years)	—	5.50 - 6.89
The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve at the date of grant for the expected term of the option. The Company estimates its future stock price volatility using a weighted average historical volatility which takes into consideration the Company's historical volatility and historical volatility from a group of guideline companies, over the expected term of the option. The expected term of stock options is estimated using the average of the vesting tranches and the contractual life of each grant for employee options, or the simplified method, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The use of the simplified method is dependent upon the type of equity award granted and the term of the award. The Company has not paid dividends and does not expect to pay dividends in the foreseeable future.
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
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2022	67,978	$496.83	116,860	$367.58
Granted	—	—	—	—
Vested	42,195	154.28	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,530)	441.63	(7,309)	369.43
Balance as of September 30, 2023	108,643	$364.57	109,551	$367.46
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$40	$530	$1,835	$1,420
As of September 30, 2023, both options outstanding and options exercisable had nominal aggregate intrinsic value and a weighted average remaining contractual term of 4.0 years.
As of September 30, 2023, unrecognized compensation expense related to non-vested stock options was $0.1 million which has a weighted average remaining recognition period of 1.0 year.
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

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	1,019,282	31.50
Vested	(71,969)	31.50
Forfeited	(1,533)	31.50
Unvested balance as of September 30, 2023	945,780	$31.50
The total grant-date fair value of RSAs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Grant-date fair value	$1,725	$—	$2,267	$—
Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$5,631	$—	$7,555	$—
As of September 30, 2023, unrecognized compensation expense related to RSAs was $24.5 million which has a weighted average remaining recognition period of 2.5 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	24,575	$99.36
Granted	272,885	19.02
Vested	(96,730)	38.27
Forfeited	(2,531)	127.84
Unvested balance as of September 30, 2023	198,199	$18.19
The total grant-date fair value of RSUs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Grant-date fair value	$100	$530	$3,702	$1,686
Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense	$157	$334	$2,550	$992

As of September 30, 2023, unrecognized compensation expense related to RSUs was $3.5 million which has a weighted average remaining recognition period of 3.4 years.
The Company accounted for stock-based compensation awards granted to employees of Cellectis as deemed dividends. These awards are fully vested as of December 31, 2022. The Company recorded deemed dividends as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Deemed dividends from grants to Cellectis employees	$—	$18	$—	$82
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
PSU activity for the nine months ended September 30, 2023, is as follows:

Performance Stock Units
Outstanding as of December 31, 2022	22,600
Issued	24,800
Forfeited/canceled	(9,333)
Exercised	(38,067)
Outstanding as of September 30, 2023	—

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation (benefit) expense	$—	$171	$(270)	$478
As of September 30, 2023, there is no unrecognized compensation expense related to PSUs.
9. INCOME TAXES

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for deferred tax assets due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying condensed consolidated financial statements.

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. The Company did not record any income tax provision for the three months ended September 30, 2023, due to its history of net operating losses, and the maintenance of a full valuation allowance against its net deferred tax assets.

As of September 30, 2023, there have been no Up-C Units exchanged by Electing Members for Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more-likely-than-not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of September 30, 2023.
As of September 30, 2023, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2022.
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

Upon the completion of the Merger Transactions, the Company assumed financing leases for certain equipment. In the third quarter of 2023, the Company added a financing lease for hardware and software. The ROU asset is included in other non-current assets in the condensed consolidated balance sheets.

The Company is obligated under a non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of September 30, 2023		As of December 31, 2022
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	14.6	$13,244	15.3	$13,613
San Diego, California laboratory lease	1.9	3,848	—	—
San Diego, California headquarters lease	1.7	3,710	—	—
San Diego, California greenhouse lease	4.9	1,541	—	—
Other leases	< 1.0 - 3.0	592	< 1.0	2
Total		$22,935		$13,615

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

Additionally, the Company has certain leases for greenhouse and warehouse facilities, with terms that expire in August 2028 and August 2026, respectively. The Company had one option to extend the term of the greenhouse lease, for five years, and executed this right with an amended lease agreement beginning in September 2023 and expiring at the end of August 2028. There are no other options to extend this lease. The Company has one option to extend the warehouse lease, for five years. However, as the Company is not reasonably certain to exercise either of those options at lease commencement, neither option was recognized as part of the associated operating lease ROU asset or liability.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Finance lease costs	$65	$57	$79	$73
Operating lease costs	1,635	381	2,830	1,174
Total	$1,700	$438	$2,909	$1,247
Operating lease costs for short-term leases was not material for the three and nine months ended September 30, 2023, or 2022.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, except for lease term and discount rate	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$1,297	$70	$1,848	$205
Financing cash flows (finance leases)	$132	$163	$242	$353

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2023		As of December 31, 2022
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.5	1.4	15.3	0.4
Weighted average discount rate	7.5%	9.5%	7.9%	8.1%
As of September 30, 2023, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2023	$1,758	$40	$1,798
2024	7,132	210	7,342
2025	4,797	120	4,917
2026	1,993	—	1,993
2027	1,920	—	1,920
2028	1,863	—	1,863
Thereafter	15,438	—	15,438
	34,901	370	35,271
Less: interest	(10,621)	(33)	(10,654)
Total	$24,280	$337	$24,617
Current portion	5,436	235	5,671
Noncurrent portion	$18,844	$102	$18,946
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of September 30, 2023, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third-party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of September 30, 2023, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying condensed consolidated financial statements.

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

11. ROYALTY LIABILITY - RELATED PARTIES

The Royalty Liability was assumed following the Company’s acquisition of Cibus Global in the Merger Transactions. In 2014, Cibus Global entered into the Warrant Exchange Agreement with certain members holding Series A Preferred Units, including members of the board of directors and management of Cibus Global, who were also the holders of warrants to purchase Series A Preferred Units. Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future royalty payments equal to 10 percent of the subject revenues (Subject Revenues), as defined, which includes all royalty revenues earned by Cibus Global, for licensing of plant traits to seed companies that use traits developed by the Company, but excludes specifically, (i) revenues attributable to the Nucelis product line, (ii) amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, (iii) payments for Cibus Global capital stock, and (iv) revenues attributable to collaboration and research projects. Royalty payments will not begin until the first fiscal quarter after which the aggregate Subject Revenues during any consecutive 12-month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. This condition had not occurred as of September 30, 2023. Additionally, Cibus Global granted the Royalty Holders a continuing security interest in certain intellectual property of Cibus Global to secure the payment and performance of obligations of Cibus Global under the Warrant Exchange Agreement. The initial term of the Warrant Exchange Agreement is 30 years and may be extended for an additional 30-year term if the holders provide written notice and make a payment of $100.

For purposes of determining the Royalty Liability, the Company estimates the total amount of future revenues expected to be received from the Company's customers over the life of the agreement. The Company then calculates the amount of future royalty payments required to be paid based upon the estimated future revenues. The Company will periodically assess the expected royalty payments using a combination of internal projections and external sources. Any change in expected future royalty payments is recognized prospectively as an adjustment to the effective yield as interest expense. As of September 30, 2023, the Royalty Liability reflected an effective yield of 23.7 percent.

As of September 30, 2023, the Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	146,360
Interest expense recognized	10,753
Balance as of September 30, 2023	$157,113

12. SUPPLEMENTAL INFORMATION
Certain balance sheet amounts are as follows:

In Thousands	As of September 30, 2023	As of December 31, 2022
Accrued Expenses:
Accrued consulting and professional fees	$2,980	$119
Accrued field trials	1,716	—
Other	396	54
Total	$5,092	$173
Certain statement of operations amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$2,853	$210	$5,531	$620
Selling, general, and administrative	2,975	825	6,139	2,270
Total	$5,828	$1,035	$11,670	$2,890
Supplemental statement of cash flows information is as follows:

	Nine Months Ended September 30,
In Thousands	2023	2022
Interest paid	$98	$67

Non-cash transactions not reported in the condensed consolidated statement of cash flows is as follows:

	Nine Months Ended September 30,
In Thousands	2023	2022
Receivable from Jefferies for shares issued under ATM facility	$—	$(260)
Property, plant, and equipment acquired through assuming liabilities	419	(687)
Shares issued for consideration in the merger with Cibus Global	634,751	—
Forgiveness of interim funding resulting from merger with Cibus Global	2,500	—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	—	832
Establishment of financing lease right-of-use assets and associated operating lease liabilities	307	—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$1,606	$14,090

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

14. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of September 30, 2023, the Company had $1.6 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement. During the nine months ended September 30, 2023, the Company recognized $0.4 million in revenue in the condensed consolidated statements of operations.
15. RELATED-PARTY TRANSACTIONS
Prior to the completion of the Merger Transactions, the Company was party to several agreements that governed its relationship with Cellectis, some of which required the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the three and nine months ended September 30, 2023, and 2022. The management services agreement was terminated with respect to the Company upon the closing of the Merger Transactions.

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
TALEN® is one of the Company's gene editing technologies. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company originally obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. Upon the closing of the Merger Transactions, the license agreement was amended (the Amended Cellectis License) to provide exclusive use to certain intellectual property in the field of developing and commercializing microorganism, agricultural, and food products, including, but not limited to traits, seeds, proteins, oils, carbohydrates, food, and food and animal feed ingredients, excluding (i) any application in connection with animals and animal cells and (ii) therapeutic applications (the Calyxt Field). This grant is non-exclusive solely in the non-exclusive fields as described in the Amended Cellectis License. Cellectis also grants to the Company a non-exclusive, worldwide, perpetual, irrevocable, royalty-free, and fully paid-up license (with certain rights to sublicense) under certain licensed plant patents in the Calyxt Field. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the three and nine months ended September 30, 2023, and 2022.

Prior to the Merger Transactions, amounts payable to Cellectis were reported in the Company's condensed consolidated balance sheets as Due to related parties. Beginning with the three months ended June 30, 2023, any amounts payable to Cellectis are included in accrued expenses in the Company's condensed consolidated balance sheets.

16. SUBSEQUENT EVENTS

Strategic Realignment

On October 18, 2023, Cibus implemented a strategic realignment to align with its primary commercial objective of advancing its late-stage activities.

The strategic realignment resulted in a reduction in workforce in full time employees from 242 full-time employees as of October 17, 2023, to approximately 185 full-time employees. The Company estimates that it will incur approximately $0.5 million of one-time costs in connection with the reduction in workforce, primarily related to cash payments for accrued vacation and severance payments. The Company expects the majority of the associated costs to be incurred during the quarter ending December 31, 2023.

Loan Agreement

On October 20, 2023, Cibus entered into a binding term sheet (Binding Term Sheet) with Rory Riggs, the Company’s Chairman and Chief Executive Officer. Pursuant to the Binding Term Sheet, Mr. Riggs has agreed to make available to the Company a line of credit (the Loan) in the aggregate principal amount of $5.0 million (the Loan Amount). Cibus may make draws, in increments of $1.0 million, against the Loan Amount at any time during the period commencing January 1, 2024, and terminating on March 1, 2024. Amounts drawn under the Loan will bear simple interest at a rate of 12 percent per annum and are repayable at maturity on January 1, 2026. The Loan is unsecured and may be prepaid by the Company at any time without penalty. The Binding Term Sheet shall automatically terminate if the Company secures debt and/or equity financing in the aggregate amount of $20.0 million prior to January 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report, including the Consolidated Financial Statements and Notes incorporated therein.

OVERVIEW AND BUSINESS UPDATE

Cibus is a leading agricultural technology company that uses its proprietary gene editing technologies to develop and license traits to seed companies for royalties. The company is a technology leader in developing traits (or specific genetic characteristics) using gene editing. Its primary business is the development of productivity traits in major agricultural crops, such as canola, rice and soybean. Productivity traits help make farmers more productive, thereby driving greater farming profitability and efficiency. They do this in several ways such as making plants resistant to diseases or pests, thereby reducing the use of chemicals like fungicides and insecticides, enabling plants to process nutrients more efficiently, thereby reducing the use of fertilizers, and making crops more adaptable to their environment and to climate change.

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

The closing of the Merger Transactions in the second quarter of 2023 brought together two pioneers in the gene editing business combining their technology platforms and facilities to create a leader in precision gene editing focused on driving sustainable agriculture. This established one of the world’s most sophisticated facilities for trait development and next-generation plant breeding and consolidated important gene editing intellectual property and technologies of both companies.

In the second quarter of 2023, Cibus opened its Oberlin facility (Oberlin Facility), the first stand-alone high-throughput (gene editing) trait development facility for editing plants. The core of the Oberlin Facility is the Company's patented technology platform process called the Rapid Trait Development System™ or RTDS® (RTDS) which is covered by over 400 patents or patents pending. RTDS is the underlying technology platform for the Company's high-throughput semi-automated gene editing system that directly edits seed companies’ elite germplasm. The Company calls this semi-automated high-throughput system, the Trait Machine System (Trait Machine™). It is a time bound, reproducible, and predictable science-based breeding process. In addition, Legacy Calyxt has significant patented agricultural gene editing technologies including the exclusive rights to TALEN® for use in plants.
Importantly, in many countries, regulations have separated gene edited traits from traits developed using GMO technologies as long as the gene edited technologies, such as RTDS, do not contain transgenes in their final products. Over the past few years, many countries such as the US, Canada, large parts of South America, India, and Japan, have introduced regulations or guidelines for crop varieties that were developed using genome editing that enable the use of such edited lines in agriculture in a similar way as conventionally bred lines, provided, they do not contain a transgene or foreign genetic material. More recently in Europe, the UK approved a law to exempt genome-edited crops from GMO regulations. In parallel, the EU recently published proposed regulations that would also treat most gene edited lines in a similar way to conventional breeding. These regulatory distinctions are an important element of why gene edited traits are considered the beginning of the post GMO era in agriculture.

Because the Trait Machine is intended to be integrated into seed companies’ breeding operations, the customer relationship between Cibus and seed companies with which it engages is a progressive relationship. Typically, the customer relationship is initiated with Cibus through the entry into a material transfer agreement pursuant to which seed companies transfer elite germplasm lines to Cibus for gene-editing and delivery back to the seed company for pre-commercialization testing and validation. Accordingly, Cibus refers to seed company “customers” in its disclosure once such a customer relationship has been initiated. At present, all of the Company's customers discussed in this overview and business update are at this initial stage of a relationship. While this initial stage of such customer relationships is a necessary prerequisite to the entry into a revenue generating commercial contract with such seed companies, currently, Cibus has certain customer relationships which include commercial contract terms, however as the potential products are in various stages of development, including some in field testing, they have not yet generated revenue.

Cibus believes that RTDS and its Trait Machine, represent the technological breakthrough in plant breeding that is the ultimate promise of plant gene editing: the ability to materially accelerate the trait breeding process that currently averages more than a decade. The Trait Machine materially changes not only the scale and speed of the breeding process, but it also exponentially changes the range of possible genetic solutions from breeding and with it, the capability to develop desired characteristics or traits needed for greater farming sustainability and food security. The Oberlin Facility is operational and is currently serving canola (oil seed rape), and rice customers, and is expected to service soybean customers as the system comes fully online with respect to soybean in 2024. In the more distant future, gene editing technologies from Cibus and others has the potential to accelerate agriculture’s jump to a climate smart, more sustainable crop production system and industry’s move to sustainable low carbon ingredients.

2023 has been a major inflection point for Cibus. It transitioned from a primarily research-focused company to a primarily commercial-focused company based on its successful development of three important productivity traits for canola and rice and its development of its scalable editing platform in canola and rice. Based on the completion of successful validation field trials for these traits, the Company has witnessed increased demand for these traits based on customers observing trait performance in field trials. In addition, due to the speed with which the company is able to develop new traits, it has two advanced traits under development for Sclerotinia resistance and a new broad leaf herbicide trait. What added to this major inflection point was the opening of the Oberlin Facility, a stand-alone gene editing facility, that is projected to enable Cibus to meet the editing demand from its new customer base to introduce its new traits to multiple lines on an accelerated basis. Lastly, the final highlight in this inflection year is the positive progress the Company has made in the development of an editing platform for soybean, including significant advances toward enabling a scalable editing system for soybean. The key system work is expected to be completed in the fourth quarter of 2023, with the soybean platform expected to be operational in 2024. Soybean is a 200+ million-acre crop for which our Sclerotinia and HT2 traits would have enormous potential to provide an important impact on productivity and value for soybean farmers. Once built, the editing platform for soybean could be a major platform for developing alternative oils that have the potential to replace traditional less sustainable sources of oils such as palm oil and palm kernel oil.

The Company's three initially developed traits are critical components of its commercial business. They address important needs for canola and rice crops. Together, they form a diverse product line of three key traits across multiple crops and geographies where these crops are grown. The Company's two additional advanced traits and its progress toward adding a third crop, soybean, to its Trait Machine fill out its pipeline with five traits and three crops creating an over 250 million-acre commercial opportunity. For each of these traits, Cibus would be paid trait royalties for each acre of seed a customer sells that incorporates a Cibus trait. This is identical to the trait royalty payments made to GMO trait providers for traits such as insect tolerance (using the BT trait) or glyphosate tolerance. These payments are typically made at the end of each season for each acre the seed is sold on.

•Its pod shatter reduction (PSR) trait in canola and winter oilseed rape (WOSR), strengthens the sheath around the canola seeds that is important to maintaining yields in high winds and extreme weather. Cibus has multiple years of successful field trials with this trait. Cibus currently has ten seed customers for PSR in canola and WOSR that have transferred to Cibus their elite germplasm for editing. These customers represent approximately 20 million acres of potential opportunity for the Company's traits to be deployed on. Cibus has edited each customer’s canola/WOSR breeding lines and has begun transferring back to them their elite germplasm with the PSR trait. The first was to Nuseed in the first quarter of 2023. Through the third quarter of 2023, Cibus has transferred three elite germplasm to different customers with the PSR trait. Taking advantage of the new rules in the UK for gene edited traits, a potential opportunity for expansion into WOSR crops in the UK with this trait was created when Cibus started field trials in the UK in the summer of 2023.

•The Company's herbicide tolerance (HT) traits HT1 and HT3 in rice fulfill an important need in rice farming because rice has not had the benefit of the widely used GMO traits for weed management that benefited, canola, corn, and soybean. These traits provide resistance to two different herbicides that could be used in rice farming. Cibus has multiple years of field trials in rice for both traits. Based on these trials, Cibus has developed strong customer potential in North and South America and has begun transferring their elite germplasm to Cibus. The Company made its first rice transfer back to Nutrien in the second quarter of 2023. Herbicide resistance will form an economic base for Cibus in parallel with the development of multiple traits in canola.

•The Company's two advanced traits for Sclerotinia resistance and for HT2 are both being developed for canola and WOSR. Sclerotinia is the costliest disease in canola and WOSR. In some seasons, farmers can lose a majority of their crop yield to Sclerotinia. It will be both an extremely important and valuable trait for canola/WOSR. HT2 is a new herbicide tolerance trait for broad leaf weeds. Because of the developing resistance of weeds due to overused herbicides, new herbicide traits are important and a key target for gene editing technologies. Together with PSR, these advanced traits will form an extremely important family of traits for Cibus.

•Soybean is expected to be the third leg of the Company's economic base and the key system work is expected to be completed in the fourth quarter of 2023, with the Trait Machine for soybean operational and initiating edits in 2024 with its lead customer GDM, the leading soybean seed company in South America. Both traits have strong demand in soybean which is a large 200+ million-acre crop. With canola and rice and the two advanced traits, soybean has the potential to provide a large third economic base for Cibus.

The three crops: canola, rice, and soybean; with the Company's five traits: PSR, HT1, HT2, HT3, and Sclerotinia resistance make up the core of its three crop-five trait business model which is the central focus of its business. The three crop-five trait core focus represents both an enormous business opportunity and an economic base from which to build Cibus upon. The three developed traits in canola and rice have strong customer demand already and initial transfers of customer elite germplasm have already started towards commercialization in the field.

Cibus sees its business as the start of the important gene editing industry in agriculture, an industry characterized by the ability to do high-throughput gene editing serving as extensions of seed company plant breeding operations. Further, there is great demand for the ability to develop complex traits such as disease resistance which historically has been very difficult to deliver. Cibus is a leader in this vision. Cibus and its Trait Machine do not compete with breeding operations, they augment them. Cibus provides traits that it edits in the elite germplasm of its customers for commercialization. Its role is to improve the efficiency and effectiveness of developing the complex traits needed to address agriculture’s, and farmers’, most pressing productivity issues. Importantly, Cibus and its Trait Machine provide the ability to efficiently gene edit these new traits directly into elite germplasm of major crops. Cibus sees itself as the leader in both gene editing process and trait development aspects of this new industry.

The Company has incurred net losses since its inception. As of September 30, 2023, the Company had an accumulated deficit of $262.7 million. The Company’s net losses were $60.4 million for the nine months ended September 30, 2023. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Strategic Realignment

On October 18, 2023, Cibus implemented a strategic realignment to align with its primary commercial objective of advancing its late-stage activities. In particular, Cibus is focusing its operations on completing the launch of its first three traits—PSR, HT1, and HT3—in its crop programs in canola, WOSR, and rice, enabling its soybean platform, and advancing its Sclerotinia resistance trait and HT2 trait in canola, WOSR, and soybean.

The Company believes that this refocusing on its strengths and highest priorities best positions it to meet its strategic objectives.

The strategic realignment resulted in a reduction in workforce in full time employees from 242 full-time employees as of October 17, 2023, to approximately 185 full-time employees. This reduction was intended to align the Company’s human capital resources to meet its commercial and strategic goals. The Company communicated the workforce reduction to affected employees on October 18, 2023, and expects the majority of the associated costs to be incurred during the quarter ending December 31, 2023.

As part of the strategic realignment, the Company has also initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives, which initiatives include reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations.
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
The Company holds a license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. Information about the license can be found in Note 15 to the unaudited condensed consolidated financial statements.
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

Selling, General, and Administrative Expenses
SG&A expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal, intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying condensed consolidated statements of operations.

Beginning in the second quarter of 2023, SG&A expense includes costs related to its intellectual property portfolio and costs to write and support the research for filing patents. Historically, the Company expensed patent application costs and related legal costs for maintenance of such patents as incurred and such costs were included in R&D expense in the accompanying condensed consolidated statements of operations.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense – related parties (Royalty Liability Interest) is based on the warrant exchange agreement (Warrant Exchange Agreement) Cibus Global entered into in 2014, which remains in place following the Company's acquisition of Cibus Global in the Merger Transactions, Cibus Global is required to make ongoing quarterly payments equal to a portion of the aggregate amount of certain worldwide revenues received during the applicable quarter. The Company refers to such payment obligations as its Royalty Liability. Management estimates the total amount of royalty payments over the life of the Warrant Exchange Agreement that Cibus Global will be required to make to holders of certain warrants (Royalty Holders) that were exchanged for the rights to future royalty payments pursuant to the Warrant Exchange Agreement. See Note 11 to the accompanying unaudited condensed consolidated financial statements for information related to the calculation and valuation of the Royalty Liability.

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

Other Interest Income (Expense), net
Other interest income (expense), net is comprised of interest income resulting from investments of cash and cash equivalents and interest expense incurred related to financing lease obligations and notes payable. It is also driven by balances, yields, and timing of financing and other capital raising activities.

Non-Operating Income (Expenses)

Non-operating income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of Common Warrants, gain from a legal settlement, and foreign exchange-related transactions.

Revenues and Costs

Prior to the Merger Transactions, Legacy Calyxt reduced employee headcount and streamlined and focused business activities on a limited scope of core projects. Subsequent to the completion of the Merger Transactions, the Company’s employee headcount increased as a result of the acquisition of Cibus Global. As of September 30, 2023, the Company had 236 employees.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022
A summary of the Company’s results of operations for the three months ended September 30, 2023, and 2022 follows:

	Three Months Ended September 30,
In Thousands, except per share and percentage values	2023	2022	$ Change	% Change
Revenue	$475	$42	$433	1,031%
Research and development	17,521	3,016	14,505	481%
Selling, general, and administrative	8,751	3,229	5,522	171%
Loss from operations	(25,797)	(6,203)	(19,594)	(316)%
Royalty liability interest expense - related parties	(8,136)	—	(8,136)	NM
Other interest income (expense), net	281	(47)	328	698%
Non-operating income (expenses)	(876)	300	(1,176)	(392)%
Net loss	$(34,528)	$(5,950)	$(28,578)	(480)%
Net loss attributable to redeemable noncontrolling interest	(8,099)	—	(8,099)	NM
Net loss attributable to Cibus, Inc.	$(26,429)	$(5,950)	$(20,479)	(344)%
Basic and diluted net loss per share of Class A common stock	$(1.59)	$(6.36)	$4.77	75%

NM – not meaningful

Revenue

Revenue was $0.5 million in the third quarter of 2023, an increase of $0.4 million, or 1,031 percent, from the third quarter of 2022. The increase was driven by the addition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for rice and soybean. Revenue in the third quarter of 2023 and 2022 from Legacy Calyxt's operations was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $17.5 million in the third quarter of 2023, an increase of $14.5 million, or 481 percent, from the third quarter of 2022. The increase was primarily driven by expenses of $12.7 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount, laboratory supplies, and facility costs and $2.8 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by a $1.0 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $8.8 million in the third quarter of 2023, an increase of $5.5 million, or 171 percent, from the third quarter of 2022. The increase was primarily driven by expenses of $5.1 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount and professional fees and $2.9 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions contributed to the increase. These expenses were partially offset by a $2.6 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $8.1 million in the third quarter of 2023, an increase of $8.1 million from the third quarter of 2022. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income (Expense), net

Other interest income (expense), net was income of $0.3 million in the third quarter of 2023, an increase in income of $0.3 million, or

698 percent, from the third quarter of 2022. The increase in income was driven by interest earned on the $59.4 million cash received in connection with the closing of the Merger Transactions.

Non-Operating Income (Expenses)

Non-operating income (expenses) was expense of $0.9 million in the third quarter of 2023, a decrease in income of $1.2 million, or 392 percent, from the third quarter of 2022. The decrease in income was driven by an increase in expense related to the mark-to-market of the Common Warrants due to a $0.9 million loss in the current period in addition to a $0.3 million gain in the prior year period.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $8.1 million in third quarter of 2023, an increase in net loss attributable to redeemable noncontrolling interest of $8.1 million, from the third quarter of 2022. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022
A summary of the Company’s results of operations for the nine months ended September 30, 2023, and 2022 follows:

	Nine Months Ended September 30,
In Thousands, except per share and percentage values	2023	2022	$ Change	% Change
Revenue	$714	$115	$599	521%
Research and development	28,159	9,207	18,952	206%
Selling, general, and administrative	22,126	9,965	12,161	122%
Loss from operations	(49,571)	(19,057)	(30,514)	(160)%
Royalty liability interest expense - related parties	(10,753)	—	(10,753)	NM
Other interest income (expense), net	359	(80)	439	549%
Non-operating income (expenses)	(466)	5,083	(5,549)	(109)%
Net loss	$(60,431)	$(14,054)	$(46,377)	(330)%
Net loss attributable to redeemable noncontrolling interest	(9,918)	—	(9,918)	NM
Net loss attributable to Cibus, Inc.	$(50,513)	$(14,054)	$(36,459)	(259)%
Basic and diluted net loss per share of Class A common stock	$(6.33)	$(15.56)	$9.23	59%
NM – not meaningful

Revenue

Revenue was $0.7 million in the first nine months of 2023, an increase of $0.6 million, or 521 percent, from the first nine months of 2022. The increase was driven by the addition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for rice and soybean. Revenue from Legacy Calyxt's operations in the first nine months of 2023 and 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $28.2 million in the first nine months of 2023, an increase of $19.0 million, or 206 percent, from the first nine months of 2022. The increase was primarily driven by expenses of $16.9 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount, laboratory supplies, and facility costs, $3.8 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions, and $1.3 million of one-time stock compensation expense from accelerated share vesting per the individual stock award agreements due to the completion of the Merger Transactions. These expenses were partially offset by a $3.1 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $22.1 million in the first nine months of 2023, an increase of $12.2 million, or 122 percent, from the first nine months of 2022. The increase was primarily driven by an increase of $6.8 million due to the addition of Cibus Global which primarily included increases in headcount and professional fees and $3.9 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions, In addition, $6.5 million in one-time expenses due to the closing of the Merger Transactions which included $3.5 million of legal and professional fees, $1.9 million of severance resulting from pre-existing employment agreements, and $1.1 million related to stock compensation expense from accelerated share vesting per the individual stock award agreements contributed to this increase. These expenses were partially offset by a $5.5 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $10.8 million in the first nine months of 2023, an increase of $10.8 million from the first nine months of 2022. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income (Expense), net

Other interest income (expense), net was $0.4 million in the first nine months of 2023, an increase in income of $0.4 million, or 549 percent, from the first nine months of 2022. The increase in income was driven by interest earned on the $59.4 million cash received in connection with the closing of the Merger Transactions.

Non-Operating Income (Expenses)

Non-operating income (expenses) was expense of $0.5 million in the first nine months of 2023, a decrease in income of $5.5 million, or 109 percent, from the first nine months of 2022. The decrease in income was driven by an increase in expense of $6.2 million related to the mark-to-market of the Common Warrants due to a $5.0 million gain in the prior year period in addition to a $1.2 million loss in the current period. This expense was partially offset by a $0.8 million of gain contingency associated with the final payment to the Company for settlement of a legal matter with one of the Company's technology vendors regarding alleged intellectual property infringement.

Net Loss Attributable to Redeemable Noncontrolling Interest
Net loss attributable to redeemable noncontrolling interest was $9.9 million in first nine months of 2023, an increase in net loss attributable to redeemable noncontrolling interest of $9.9 million, from the first nine months of 2022. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations. In addition, on October 20, 2023, Cibus entered into a binding term sheet with Rory Riggs, the Company’s Chairman and Chief Executive Officer, which makes available to the Company, beginning January 1, 2024, a line of credit (the Loan) in the aggregate principal amount of $5.0 million. The Loan, which automatically terminates if the Company secures additional financing in the aggregate amount of $20.0 million prior to January 1, 2024, is intended to provide additional certainty with respect to the Company’s capital resources as it pursues additional debt and/or equity financing.

As of September 30, 2023, the Company had $31.9 million of cash and cash equivalents. Current liabilities were $25.1 million as of September 30, 2023.

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

The Company incurred net losses of $60.4 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $262.7 million and expects to continue to incur losses in the future.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Net loss	$(60,431)	$(14,054)	$(46,377)	(330)%
Royalty liability interest expense - related parties	10,753	—	10,753	NM
Depreciation and amortization	2,875	1,158	1,717	148%
Stock-based compensation	11,670	2,890	8,780	304%
Change in fair value of liability classified Class A common stock warrants	1,221	(5,009)	6,230	124%
Other	17	—	17	NM
Changes in operating assets and liabilities	4,702	(586)	5,288	902%
Net cash used by operating activities	$(29,193)	$(15,601)	$(13,592)	(87)%
NM – not meaningful

Net cash used by operating activities was $29.2 million in the first nine months of 2023, an increase in cash used of $13.6 million, or 87 percent, from the first nine months of 2022. The increase in cash used was primarily driven by an increase in net loss related to the operations acquired in the Merger Transactions offset by an increase of $5.3 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.
The Company expects cash used by operating activities in 2023 to be higher than 2022 driven by consummation of the Merger Transactions and the resulting operating activities conducted by Cibus Global, as a subsidiary of the Company.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$59,381	$—	$59,381	NM
Purchases of property, plant, and equipment	(3,872)	(1,509)	(2,363)	(157)%
Net cash provided by (used) by investing activities	$55,509	$(1,509)	$57,018	3,779%

NM – not meaningful

Net cash provided by investing activities was $55.5 million in the first nine months of 2023, an increase of $57.0 million, or 3,779 percent, from the first nine months of 2022. The increase was driven by the cash acquired resulting from the merger with Cibus Global partially offset by an increase in capital expenditures.
The Company expects cash provided by investing activities in 2023 to be higher than 2022 driven by the cash acquired as a result of the Merger Transactions.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Proceeds from Class A common stock issuance	$—	$11,209	$(11,209)	(100)%
Costs incurred related to the issuance of Class A common stock	—	(962)	962	100%
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—	2,500	NM
Payment of taxes related to vested restricted stock units	(742)	—	(742)	NM
Proceeds from issuance of notes payable	1,287	—	1,287	NM
Repayments of financing lease obligations	(242)	(353)	111	31%
Repayments of notes payable	(760)	—	(760)	NM
Net cash provided by financing activities	$2,043	$9,894	$(7,851)	(79)%

NM – not meaningful

Net cash provided by financing activities was $2.0 million in the first nine months of 2023, a decrease of $7.9 million, or 79 percent, from the first nine months of 2022. The decrease was primarily due to the receipt of $10.0 million of net proceeds from the Follow-On Offering in the first quarter of 2022, $0.8 million from repayments of notes payable, and $0.7 million from payments of taxes related to vested restricted stock units. These decreases were partially offset by the $2.5 million receipt of the Interim Funding and $1.3 million issuance of notes payable related to equipment and insurance policy purchases.

The Company expects cash provided by financing activities in 2023 to be similar to 2022 driven by potential financing activity as the Company evaluates capital markets conditions during the fourth quarter of 2023.

Capital Resources

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $60.4 million for the nine months ended September 30, 2023, and it used $29.2 million of cash for operating activities for the nine months ended September 30, 2023. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations, from the capital markets, including through stock offerings of common stock or other securities, which may be implemented pursuant to the Company’s effective registration statement on Form S-3. In addition, the Loan, which automatically terminates if the Company secures additional financing in the aggregate amount of $20.0 million prior to January 1, 2024, is intended to provide additional certainty with respect to the Company’s capital resources as it pursues additional debt and/or equity financing.

As of September 30, 2023, the Company had $31.9 million of cash and cash equivalents. Current liabilities were $25.1 million as of September 30, 2023.

As part of the Company’s strategic realignment discussed above, the Company has initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives, which initiatives include reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of September 30, 2023 is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account anticipated cost savings and without giving effect to potential financing transactions that Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into early in the first quarter of 2024.

Management will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that these financial statements are issued. Although the Company has implemented a strategic realignment, which has included headcount reductions, and has initiated cost reduction initiatives designed to preserve capital resources, if the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of these financial statements. Any of these events could impact the Company’s business, financial condition, and prospects.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
The following table summarizes the Company's contractual obligations and commitments as of September 30, 2023:

In Thousands	Operating Lease Obligations	Financing Lease Obligations	Notes Payable	Total
Remainder of 2023	$1,758	$40	$520	$2,318
2024	7,132	210	860	8,202
2025	4,797	120	351	5,268
2026	1,993	—	151	2,144
2027	1,920	—	89	2,009
2028	1,863	—	15	1,878
Thereafter	15,438	—	—	15,438
	34,901	370	1,986	37,257
Less: interest	(10,621)	(33)	(192)	(10,846)
Total	$24,280	$337	$1,794	$26,411
Current portion	5,436	235	1,165	6,836
Noncurrent portion	$18,844	$102	$629	$19,575

Royalty Liability - Related Parties

The company assumed the Royalty Liability as part of the Merger Transactions. In 2014, Cibus Global entered into the Warrant Exchange Agreement. Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future royalty payments equal to 10 percent of the subject revenues (Subject Revenues), which includes all revenues earned by Cibus Global, including consideration attributable to crop traits developed using the Company’s gene editing technology, but excludes specifically, (i) revenues attributable to the Nucelis product line, (ii) amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, (iii) payments for the Cibus Global capital stock, and (iv) revenues attributable to collaboration and research projects. Royalty payments will begin in the first fiscal quarter after which the aggregate Subject Revenues during any consecutive 12-month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. This condition had not occurred as of September 30, 2023. Additionally, Cibus Global granted the Royalty Holders a continuing security interest in certain intellectual property of Cibus Global to secure the payment and performance of obligations of Cibus Global under the Warrant Exchange Agreement. The initial term of the Warrant Exchange Agreement is 30 years and may be extended for an additional 30-year term if the holders provide written notice and make a payment of $100. The Company's payments under, and performance of, the Royalty Liability are secured by a security interest in substantially all of its intellectual property.

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of September 30, 2023, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third-party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of September 30, 2023, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying condensed consolidated financial statements.

As of September 30, 2023, there were no other material changes in the Company’s commitments under contractual obligations as disclosed in its Annual Report.

CRITICAL ACCOUNTING ESTIMATES
The preceding discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates, assumptions, and judgments that affect the reported amounts in its condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the policies discussed in Note 1, Basis of Presentation & Summary of Significant Accounting Policies, are the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions, and judgments about matters that are inherently uncertain.

Valuation of Common Warrants
The Common Warrants have been classified as a liability in the Company’s condensed consolidated balance sheets because the warrants include a put option election available to the holder of a Common Warrant that is contingently exercisable if the Company enters into a Fundamental Transaction through a Change of Control Put. If the Change of Control Put is exercised by the holder of a Common Warrant, they may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrant back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant. If the put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black-Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of September 30, 2023	As of December 31, 2022
Estimated fair value of Common Warrants	$9.54	$1.87
Assumptions:
Risk-free interest rate	4.7%	4.0%
Expected volatility	107.1%	85.0%
Expected term to liquidation (in years)	3.9	4.6

A ten percent change in any of the assumptions would not have had a material effect on the Company’s results of financial condition or results of operations.

Royalty Liability - Related Parties

Changes in expected royalty payments, as a result of changes to estimates of the underlying revenues, are recognized prospectively as an adjustment to the effective yield as interest expense. For purposes of determining the Royalty Liability, the Company estimates the total amount of future revenues expected to be received from the Company's customers over the life of the agreement. The Company then calculates the amount of future royalty payments required to be paid based upon the estimated future revenues. The Company will periodically assess the expected royalty payments using a combination of internal projections and external sources. If global net sales of the company's products developed using RTDS technologies are greater than or less than expected, the interest expense recorded with respect to the Royalty Liability would be greater or less, respectively, over the term of the arrangement. As of September 30, 2023, the Royalty Liability reflected an effective yield of 23.7 percent.

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

Impairment Testing of Goodwill and Indefinite-Lived Intangible Assets

As of September 30, 2023, the Company performed a qualitative impairment assessment of goodwill and indefinite-lived intangible assets which included an evaluation of changes in industry, market, and macroeconomic conditions as well as consideration of its financial performance and any significant trends. The qualitative assessment indicated that it was not more likely than not that goodwill and indefinite-lived intangible assets are impaired as of September 30, 2023. If the Company experiences a sustained decline in its stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit, it may result in a goodwill and/or intangible asset impairment charge in future periods, and such charge may be material. On an annual basis, the Company performs an impairment test which is planned for the fourth quarter of 2023.
As of September 30, 2023, there were no other significant changes to the Company’s critical accounting policies disclosure reported in “Critical Accounting Estimates” in its Annual Report.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not a party to any material pending legal proceedings as of September 30, 2023. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors in the period covered by this report, except for the supplemental risk factors reported by the Company in its Current Report on Form 8-K filed on October 18, 2023, which are incorporated by reference herein. See the discussion of risk factors described in Exhibit 99.3 to the Company's Current Report on Form 8-K filed on June 1, 2023, and under the heading “Item 8.01 – Other Events—Supplemental Risk Factors” in the Company's Current Report on Form 8-K filed on October 18, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities, other than pursuant to transactions previously disclosed in the Company’s Current Reports on Form 8-K.

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the period covered by this Quarterly Report on Form 10-Q, 30,653 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information

During the Company’s fiscal quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 6. Exhibits
(a)Index of Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated January 13, 2023, by and among Calyxt, Inc., Calypso Merger Subsidiary, LLC, Cibus Global, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 14, 2023, by and among Calyxt, Inc. and Cibus Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2023)

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

10.1	Binding Term Sheet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL
*Filed herewith

SIGNATURE
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2023.

CIBUS, INC.

By:	/s/ Rory Riggs
Name:	Rory Riggs
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Wade King
Name:	Wade King
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)