Form 10-K
period 2023-12-31
Cibus, Inc.
filed 2024-03-21
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023;
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Aggregate market value of the Class A Common Stock held by non-affiliates of the registrant: As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant was $131,285,028 based upon the closing sale price of the registrant’s Class A Common Stock of $10.50 on such date.

As of March 20, 2024, there were 20,989,373 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 586,419 restricted shares of Class A Common Stock, which remain subject to vesting), and 3,142,636 shares of the registrant's Class B Common Stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Annual Report on Form 10-K include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “NucelisTM,” “Trait MachineTM,” and “Future of BreedingTM.” This report may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

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

The financial information presented in this Annual Report on Form 10-K for the year ended December 31, 2023, represents seven months of Cibus, inclusive of Cibus Global, and five months of Legacy Calyxt results only, except where proforma figures are presented. All financial information prior to the completion of the Merger Transactions is that of Legacy Calyxt only.

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

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) 210,000,000 shares of Class A Common Stock and (B) 90,000,000 shares of Class B Common Stock and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; the Company’s ability to enter into and maintain significant customer collaborations; the realization of anticipated benefits of the Merger Transactions; and integration of the combined company. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company's technologies obsolete; impacts of the Company's headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; risks associated with the possible failure to realize certain anticipated benefits of the Merger Transactions; the effect of the completion of the Merger Transactions on the Company’s business relationships, operating results, and business generally; the outcome of any litigation related to the Merger Transactions; the Company's assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” as they may be updated or supplemented from time-to-time in the Company's subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

Summary Risk Factors

•Cibus has incurred significant losses and anticipates that it will continue to incur significant losses for several years. Cibus’ ability to continue as a going concern will depend on its ability to obtain additional financing in the near term.
•Cibus faces significant competition and many of its competitors have substantially greater financial, technical, and other resources than Cibus does.
•Cibus success depends, in part, on its ability to effectively estimate future demand.
•Cibus’ business activities are currently conducted at a limited number of locations, and damage or business disruptions at these locations would have an adverse effect on its business.
•Cibus’ research and development efforts may be slower than expected and not be successful.
•Cibus intends to license the intellectual property produced through its gene editing technologies to third parties for use in their products and will be dependent on them to successfully commercialize such products.
•Customer relationships that Cibus establishes may not result in revenue generating commercial contracts.
•Any partnerships that Cibus may enter into in the future may not be successful.
•If ongoing or future field trials are unsuccessful, Cibus may be unable to complete the development of productivity trait candidates on a timely basis or at all.
•Cibus relies on third parties to conduct, monitor, support, and oversee field trials, and any performance issues by them may impact Cibus’ ability to successfully commercialize products or license traits.
•Cibus may lack the necessary expertise, personnel, and resources to effectively license its priority productivity trait products.
•Interruptions in the production or transportation of parent seeds could adversely affect Cibus’ operations and profitability.
•Cibus’ products may not achieve commercial success quickly or at all.
•Public understanding of Cibus’ RTDS technologies and public perception and acceptance of gene editing technologies, including Cibus’ RTDS technologies, could affect Cibus’ sales and results of operations.
•Cibus’ estimates and forecasts with respect to total acres, accessible acres, trait fees, and assumptions regarding Cibus’ trait penetration rates and potential market share may prove to be inaccurate.
•The overall agricultural industry is susceptible to commodity and raw material price changes.
•Adverse weather and environmental conditions and natural disasters can cause significant costs and losses.
•The agricultural industry is highly seasonal, which may cause Cibus’ sales and operating results to fluctuate significantly.
•Regulatory requirements in certain jurisdictions for gene edited products are evolving, and adverse regulatory changes could have a significant negative impact on Cibus’ ability to develop and commercialize its product candidates.
•Potential changes in regulatory frameworks that would be beneficial to Cibus may not come to fruition or may have features that are not advantageous to Cibus.

•The regulatory environment varies greatly from region-to-region and in many countries is less developed than in the United States and the EU.
•Products containing Cibus’ productivity traits may be subject to enhanced regulation.
•Cibus uses hazardous chemicals and biological materials in its business. Compliance with environmental, health, and safety laws and regulations, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.
•Cibus is subject to governmental export and import controls that could impair its ability to compete in international markets due to licensing requirements and subject Cibus to liability if it is not in compliance with applicable laws.
•Cibus’ ability to compete may decline if it does not adequately protect its intellectual property proprietary rights.
•Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to Cibus, could negatively impact its competitive position.
•Cibus will not seek to protect its intellectual property rights in all jurisdictions throughout the world and Cibus may not be able to adequately enforce its intellectual property rights even in the jurisdictions where Cibus seeks protection.
•Third parties may assert rights to inventions Cibus develops or otherwise regards as its own.
•Cibus may not identify relevant third party patents or may incorrectly interpret the relevance, scope, or expiration of a third party patent which might adversely affect Cibus’ ability to develop and market its products or productivity trait or sustainable ingredient candidates.
•Any infringement, misappropriation, or other violation by Cibus of intellectual property rights of others may prevent or delay Cibus’ product development efforts and may prevent or increase the costs of Cibus successfully commercializing its products or productivity trait or sustainable ingredient candidates, if approved.
•Cibus may be unsuccessful in licensing or acquiring intellectual property from third parties that may be required to develop and commercialize Cibus’ products or productivity trait or sustainable ingredient candidates.
•If Cibus fails to comply with its obligations in the agreements under which Cibus licenses intellectual property rights from third parties or otherwise experience disruptions to its business relationships with its licensors, Cibus could lose license rights that are important to its business.
•Some of the licenses Cibus may grant to its licensing partners to use Cibus’ proprietary genes in certain crops may be exclusive within certain jurisdictions, which could limit Cibus’ licensing opportunities.
•Cibus’ results of operations will be affected by the level of royalty payments that Cibus is required to pay to third parties.
•Cibus’ headcount reductions and other cost reduction measures may result in operational and strategic challenges.
•Cibus’ Royalty Liability may contribute to net losses for Cibus and cause the value for securities of Cibus to fluctuate.
•Cibus depends on key management personnel and attracting and retaining other qualified personnel, and its business could be harmed if Cibus loses key management personnel or cannot attract and retain other qualified personnel.
•Cibus’ internal computer systems, or those of its third party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of Cibus’ operations.
•The market price of the Class A Common Stock has been and could remain volatile, and the market price of the Class A Common Stock may drop.
•Provisions in the Amended Certificate of Incorporation and Amended Bylaws and provisions under Delaware Law could make an acquisition of Cibus, which may be beneficial to its stockholders, more difficult and may prevent attempts by its stockholders to replace or remove its management.
•Cibus may issue shares of preferred stock in the future, which could make it difficult for another company to acquire Cibus or could otherwise adversely affect holders of its Class A Common Stock, which could depress the price of the Class A Common Stock.
•Cibus’ executive officers, directors, and principal stockholders have the ability to control or significantly influence all matters submitted to its stockholders for approval.
•The United States net operating loss carryforwards and certain other tax attributes of Cibus may be subject to limitations.
•Cibus is a holding company and its only material asset is its interest in Cibus Global, and it is accordingly dependent upon distributions from Cibus Global to pay taxes, make payments under the Tax Receivable Agreement, and cover its corporate and other overhead expenses.
•In certain circumstances, Cibus Global is required to make distributions to Cibus and the other holders of Cibus Common Units, and the distributions that Cibus Global will be required to make may be substantial.
•In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits Cibus realizes in respect of the tax attributes subject to the Tax Receivable Agreement.
•If Cibus Global were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, Cibus and Cibus Global might be subject to potentially significant tax inefficiencies, and Cibus would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
•If Cibus were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of its ownership of Cibus Global, applicable restrictions could make it impractical for Cibus to continue its business as contemplated and could have a material adverse effect on Cibus’ business.
•In certain cases, the holders of Class B Common Stock have the sole power to approve a reorganization of Cibus, resulting in Cibus no longer being structured as an umbrella partnership C corporation.
•In the event that Cibus’ payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A Common Stock could be substantially reduced.

•Cibus will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Market Data

This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company's internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Annual Report involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors.” Forecasts and other forward-looking estimates about the Company's industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

Website Disclosure

The Company uses its website (www.cibus.com), its corporate X account (formerly Twitter) (@CibusGlobal), and its corporate LinkedIn account (https://www.linkedin.com/company/cibus-global) as routine channels of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Accordingly, investors should monitor its website and its corporate X and LinkedIn accounts in addition to following press releases, filings with the SEC, and public conference calls and webcasts.

Additionally, the Company provides notifications of announcements as part of its website. Investors and others can receive notifications of new press releases posted on the Company’s website by signing up for email alerts.

None of the information provided on the Company’s website, in its press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document it files with the SEC, and any references to its website or its corporate X and LinkedIn accounts are intended to be inactive textual references only.

Part I

Item 1. Business.

COMPANY OVERVIEW

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits (or specific genetic characteristics) in seeds. Its primary business is the development of plant traits that help address specific productivity or yield challenges in farming such as traits addressing plant agronomy, disease, insects, weeds, nutrient-use, or the climate. These traits are referred to as productivity traits and drive greater farming profitability and efficiency. They do this in several ways, including, but not limited to, making plants resistant to diseases or pests or enabling plants to process nutrients more efficiently. Certain of these traits lead to the reduction in the use of chemicals like fungicides, insecticides, or the reduction of fertilizer use, while others make crops more adaptable to their environment or to climate change. The ability to develop productivity traits in seeds that can increase farming productivity and reduce the use of chemicals in farming is the promise of gene editing technologies. In addition, Cibus is developing, through partner-funded projects, certain alternative plant-based oils or bio-based fermentation products to meet the functional needs of the new sustainable ingredients industry to replace current ingredients that are identified to raise environmental challenges, such as ingredients derived from fossil fuels, materials that cause deforestation, or materials that raise other sustainability challenges.

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process: a standardized end-to-end semi-automated high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a timebound, reproducible, and predictable science-based breeding process. RTDS is covered by over 500 patents or patents pending. It is the core technology platform underpinning the processes at Cibus’ first standardized high-throughput (gene editing) trait development facility (Oberlin Facility) and is the industry's first facility of this kind. The Company considers the Oberlin Facility an important technological milestone that represents a breakthrough in the achievement of a standardized high-throughput gene editing system that provides the speed, precision, and scale that is the promise of gene editing.

A key aspect of gene editing is that plant traits using this technology are indistinguishable from plant traits developed using conventional plant breeding (or, from nature). Because of this, most major jurisdictions have either passed regulations or started processes to introduce regulations that generally treat traits developed using gene editing on the same basis as traits developed using conventional plant breeding. All traits developed using RTDS, including the Company's five-trait pipeline, comprise the types of changes that arise naturally in conventional plant breeding programs. Genetically modified organism (GMO) technologies enabled major improvements in farming productivity. Unfortunately, because GMO technologies use foreign DNA, or transgenes, the development of major GMO traits has faced headwinds. For example, in the European Union (EU), GMO traits were essentially banned, and imports were heavily regulated. Changes in place in key countries and presently under consideration in Europe are aimed at harmonizing how gene edited traits are regulated in order to align with regulations for traits from conventional plant breeding. These changes highlight the major global evolution away from the heavily regulated GMO technology and acceptance of gene editing technologies. This is a big moment for Cibus that the Company has been working towards since its founding.

Cibus believes that its RTDS technologies and Trait Machine process represent a technological breakthrough in plant breeding: the ability to materially change the productivity of the breeding process that currently averages more than a decade with a scientifically based process whose trait products are indistinguishable from traits developed through conventional plant breeding and that are regulated as such. The Trait Machine process materially changes not only the speed and scale of the breeding process, but it also exponentially changes the range of possible genetic solutions from breeding and with it, the capability to develop desired characteristics or traits needed for greater farming sustainability and food security.

Cibus is a leader in the gene editing era—an industry characterized by high-throughput gene editing facilities serving as extensions of plant breeding operations for seed company customers. Cibus is the leader in this vision. Cibus and its Trait Machine process do not compete with seed companies’ breeding operations, they augment them. Cibus provides complex traits that it edits in a customer's elite germplasm for commercialization. Its role is to improve the efficiency and effectiveness of developing the complex traits needed to address farming’s most pressing productivity issues. Importantly, Cibus and its Trait Machine process provides the ability to efficiently gene edit these complex traits directly into elite germplasm of any of the major crops with a new speed, precision, and scale.

Cibus believes that this is the Future of Breeding™. Cibus believes that its gene editing technologies and trait products have the potential to accelerate agriculture’s jump to a climate smart, more sustainable crop production system and industry’s move to sustainable, natural, low carbon materials or ingredients.

The Company believes that a measure of the success of its RTDS technologies and its Trait Machine process is that Cibus has been able to develop a pipeline of five productivity traits, four of which are applicable to multiple crops. Three of the traits are developed, meaning that they have been edited in a customer's elite germplasm and have been validated in multiple field trials. In Canola and Winter Oilseed Rape (WOSR), the Company's Pod Shatter Reduction (PSR) trait has been edited into the elite lines of customer seed company partners and has started “shipping,” meaning that Cibus has begun transferring this PSR trait to these customers in their elite germplasm for potential commercial launch. In Rice, the Herbicide Tolerance (HT) traits HT1 and HT3 were edited into elite genetics and are now undergoing introgression (breeding) into multiple customers’ genetics both for the USA and Latin America.

2023 was a pivotal year for Cibus. In the first half of 2023, Cibus Global successfully transferred its three developed traits, PSR in Canola and HT1 and HT3 in Rice, to leading seed companies, advancing the commercial development process. Cibus’ developed trait for PSR was successfully transferred in the elite germplasm of Nuseed, a leading canola seed company with operations in North America and Australia. Cibus’ HT1 and HT3 traits in Rice were successfully transferred in the elite germplasm of Nutrien, a leading North American Rice seed company. In the second quarter of 2023, Cibus Global merged with Legacy Calyxt to form Cibus, Inc. This merger brought together two pioneers in the plant agricultural gene editing business. It combined their proprietary technology platforms, patent estates, and facilities to create a leader in precision gene editing focused on driving sustainable agriculture. Legacy Calyxt had gene editing facilities in Roseville, Minnesota and significant patented plant agricultural gene editing technologies including the rights to TALEN® for use in plants. The Merger Transactions brought together some of the world’s most sophisticated facilities for trait development and next-generation plant breeding and consolidated important gene editing intellectual property and the technologies of both companies. Cibus opened its Oberlin Facility which it believes represents the industry’s first timebound, reproducible, and predictable science-based next generation breeding process. The Trait Machine process is operational for Canola and Rice customers and is expected to service Soybean customers when the Soybean platform comes online. During late 2023, Cibus transformed from its focus on research and development (R&D) to its focus toward the commercialization of the products developed by its R&D and the accompanying development of its proprietary production facilities. By year end, Cibus transferred PSR in Canola to a second unique customer.

Beyond Cibus’ focus on its three-crop, five-trait pipeline, Cibus also plans to subsequently develop traits in Corn and Wheat. On January 9, 2024, Cibus announced that it had established a scalable gene editing process in Wheat, having successfully regenerated plants from single cells in a wheat cultivar. Once the Soybean platform is operational, it will be possible for Cibus to develop and commercialize any trait contemporaneously in any or all of these four major crops—Canola, Rice, Soybean, and Wheat.

A key moment in the evolving global regulation of gene editing technologies in agriculture happened on February 8, 2024, when the Parliament of the EU voted in favor of new laws that would clearly differentiate gene editing technology from GMO technology. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding, with the exception that there is still discussion of how to address traits for herbicide tolerance in the EU. The EU Parliament’s approved proposal sets the stage for negotiations among the EU Parliament, the Council of the EU, and the European Commission to formulate a mutually agreed joint text for the new legislation. The major developed market countries including the United Kingdom, United States, Canada, and the major markets in South America are now treating traits from gene editing as conventional-like and, although there can be no assurance the EU regulation will be adopted in the form approved by the EU Parliament or at all,the final passage of the new EU regulation would bring the territory closer to the other major developed markets in having more consistent regulations for the planting, import, and export of products or commodities. For this reason, Cibus believes the impact of these regulations is the beginning of the gene editing era – an era in which products from the most advanced technologies in breeding and gene editing will be regulated on the same basis as products developed using conventional breeding. An era in which technology promises to change the speed and scale of trait development as new technologies have done in many industries. An era that Cibus believes represents agriculture’s analog to digital moment.

CIBUS' PRIORITY PRODUCTS: PRODUCTIVITY TRAITS

Cibus’ business and its products are based on the use of its gene editing technologies to develop and license a new generation of high value productivity traits.

Productivity traits are the plant traits that are associated with improving crop yields in the face of challenges such as weeds, pests, and diseases; in the face of factors such as heat and drought as a result of climate change; and in the face of environmental challenges, such as fertilizer use. They are the primary target of plant breeding programs and a key basis of competition in the “seed and trait” business. The key application of Cibus’ Trait Machine process is the development of a new class of high value productivity traits. The Company’s focus is currently on Canola, Rice, and Soybean with a longer-term focus extending to the five major crops: Canola, Corn, Rice, Soybean, and Wheat. Cibus’ product goal for its productivity trait business is a new generation of high value productivity traits that make crops more adaptable to their environment and have increased yields while reducing chemical inputs.

Cibus estimates that for every dollar of trait royalty, a farmer receives approximately a two-fold benefit in cost and yield improvement. In addition, the productivity traits for challenges like disease, insects, and nutrient use lower the use of chemicals such as fungicides, insecticides, and fertilizer.

Productivity Traits – Cibus' Trait Pipeline

Cibus currently has a pipeline of five productivity traits, four of which are applicable to multiple crops. Three of the traits are developed, meaning that they have been validated in field trials, have been edited into the elite lines of seed company partners, and have started “shipping”—being transferred to these partners for pre-commercialization testing and validation. These traits are PSR in Canola and HT1 and HT3 in Rice. In addition, Cibus has two advanced traits (i.e., where the editing process is underway with known edit targets) for Sclerotinia resistance and another novel broadleaf HT trait, HT2. Cibus’ primary commercial objective is advancing its three developed traits: PSR, HT1, and HT3 into customers' commercial lines in Canola and Rice, as further detailed below, and establishing an editing platform in Soybean with which Cibus can edit a customer’s germplasm and return it back to the customer.

Beyond Cibus’ highest priority three-crop, five-trait operational focus, Cibus also plans to subsequently develop traits in Corn and Wheat. On January 9, 2024, Cibus announced that it had established a scalable gene editing process in Wheat, having successfully regenerated plants from single cells in a wheat cultivar. Cibus has commenced work toward the establishment of a Corn platform. Once platforms are operational for Corn and Soybean, it will be possible for Cibus to develop and commercialize any trait contemporaneously in any or all of the five major crops—Canola, Corn, Rice, Soybean, and Wheat.

Each of the productivity traits in the current pipeline have an important role for farming sustainability. Cibus’ PSR trait in Canola and WOSR strengthens the sheath around the canola seeds that is important to maintaining yields in high winds and extreme weather. Cibus’ HT1 and HT3 traits in Rice fulfill an important need in rice farming because rice has not had the benefit of the widely used GMO traits for weed management that benefited, Canola, Corn, and Soybean. These traits provide resistance to two different herbicides that could be used in rice farming.

Cibus’ lead productivity trait in advanced development is for Sclerotinia white mold resistance. It has had successful initial greenhouse trials. If successful, this productivity trait is expected to materially improve yield while reducing fungicide use.

Because Sclerotinia resistance is expected to be the first commercial disease trait, there are no directly comparable trait fee reference points. Management estimates that the Sclerotinia resistance trait fee will generally align with the relevant cost of fungicide applications, which are an alternative method to manage disease. Accordingly, in analyzing potential Sclerotinia trait fees, management, among other things, considers economic similarities to the Bt trait, a GMO trait that is used to control insects. A 2010 National Research Council study concurred that Bt crops led to reduced pesticide use and/or the use of pesticides with lower toxicity compared to those used on conventional crops.

Based on the underlying positive economics of the Bt trait, it is estimated by AgBioInvestor that the average trait fee paid by farmers for the Bt traits is $10-$20 per acre, with aggregate trait fees estimated at approximately $2.6 billion in corn, $0.7 billion in cotton, and $0.5 billion in soy. At this price, it is also estimated that the Bt trait is incorporated in the genetics of seeds that are planted on over 300 million acres. The annual royalties associated with the Bt trait are estimated by AgBioInvestor to be approximately $4.0 billion. It is further estimated by AgBioInvestor that the GMO-based weed management traits are also planted on over 300 million acres and earn annual trait fees of approximately $4.0 billion.

Similar to the trait fees paid for the Bt trait, which Cibus believes are based on acres lost to insects, it believes that fees for Sclerotinia resistance will also be based on acres lost to the disease, which can be significant. The severity of Sclerotinia stem rot is variable from year-to-year, region-to-region, and even from field-to-field, and can be significant. For example, in 2016, Sclerotinia stem rot was widespread in canola across much of Western Canada, with over 90% of surveyed fields showing symptoms of infection. Cibus estimates that approximately 30 million acres of canola could be impacted by Sclerotinia stem rot. The below chart demonstrates the impact of Sclerotinia on crop loss and the potential trait fees that could be earned for the Sclerotinia resistance trait, as compared to the cost of fungicide needed to prevent potential crop loss:

In the first half of 2023, Cibus Global successfully transferred its three developed traits, PSR in Canola and HT1 and HT3 in Rice, to leading seed companies, advancing the commercial development process. Cibus’ developed trait for PSR was successfully transferred in the elite germplasm of Nuseed, a leading canola seed company with operations in North America and Australia. Cibus’ HT1 and HT3 traits in Rice were successfully transferred in the elite germplasm of Nutrien, a leading North American Rice seed company.

Canola

Canola was the first crop for which Cibus successfully implemented its Trait Machine process/RTDS platform. As a result, Canola is the first crop for which Cibus has built an integrated family of productivity traits for a single crop platform—PSR, HT, and disease resistance.

Cibus’ lead trait is its PSR, which is Cibus’ first developed trait, meaning it has been gene edited in a customer's elite germplasm, has been confirmed in greenhouse trials, and has been validated though field trials and was transferred to its first customers in early 2023. In addition to PSR, Cibus has two traits in advanced stages of development meaning that the editing process is underway with known edit targets. These traits include a trait for Sclerotinia (white mold disease) resistance and an HT trait. Both of these traits are multi-crop traits meaning that they have applicability in other crops.

Cibus believes that the total market for Canola consists of approximately 50 million acres of crop across North America, the EU, the United Kingdom, Ukraine, and Australia. The chart below summarizes information relating to Cibus' pipeline traits for Canola, including its beliefs with respect to the potential royalties available for Canola in its target market:

Trait	Stage of Development	Years of Field Trials (1)	Years from Edit to Initial Field Trials	Estimated Accessible Acres (2)	Estimated Trait Fee (per acre) (3)	Estimated Potential Target Market Royalties (4)(5)
PSR	Developed	5	3	27 million	$5-10	$200 million
Sclerotinia resistance	Advanced	2	3	30 million	$10-15	>$300 million
HT2	Advanced	1	4	20 million	$5-12	$225 million
Total	—	—	—	77 million	—	>$725 million
___________________________________________
(1) Following greenhouse trait validation, field trials are generally conducted using customer-specific germplasm lines. “Years of Field Trials” indicate field trial years in which crop progressed to physiological maturity. Sclerotinia resistance is a multi-mode of action trait, meaning that the trait operates through gene edits addressing multiple cellular processes or physiologies that are affected by the disease. For Sclerotinia resistance, years from edit to initial field trial is measured for each mode of action as an independent trait with this chart presenting measurement for Canola in respect of the initial mode of action.
(2) “Accessible Acres” represent management’s estimate of the number of total acres for the specified geography on which seed with the specified Cibus trait would be planted, which is based on industry sources or references regarding the need for a specific trait in the specific crop and geography or specific jurisdiction, taking into account assumptions about competition, trait relevance, switching costs and adoption timeframes, and various other factors. Among other assumptions, management includes EU acres in determining Accessible Acres. However, access to EU acreage is dependent upon a favorable outcome of the EU legislative process with respect to a currently pending proposal. There can be no assurance that such a favorable outcome will be achieved.
(3) “Trait Fees” represent management’s assumption regarding the potential per acre fee that may be received by Cibus in respect of the applicable trait, taking into account available market information regarding competitors’ current trait fees as well as assumptions regarding competition, trait relevance and trait value in specific geographies and potential savings to farmers, switching costs, and various other factors. Trait fees are divided between the trait company and the seed company, with the percent of the fee that accrues to the trait developer varying depending on the type of trait, value, and intellectual property protection. Because Sclerotinia resistance is expected to be the first commercial disease trait, there are no directly comparable trait fee reference points. Management estimates that the Sclerotinia resistance trait fee will generally align with the relevant cost of fungicide applications, which are an alternative method to manage disease. See the discussion of Sclerotinia trait fees above. For the remaining trait fees, management also takes into account comparable trait fees currently payable in respect of seeds containing existing commercial traits. Actual Target Market Royalties, if any, could be materially different than those expressed, implied, or anticipated by the estimates presented.
(4) “Estimated Potential Target Market Royalties” represents (i) management’s estimates of Accessible Acres, times (ii) management’s estimate of the Trait Fee for the specific trait for a specific crop in a specific geography. These figures are calculated based on management estimates and assumptions, which are based on industry references and estimates of key data, such as the number of acres or percentage of total acres for which the trait would be relevant or where the applicable crop is impacted such that it would benefit from a specific trait. In each crop for each trait, the Accessible Acres may vary widely based on the trait, crop, geography, or need. Cibus’ estimates of potential target market royalties also serves as the Company’s estimate of its peak sales for the specific trait and specific crop. This peak would generally be projected to occur several years after commercial availability of seed containing the applicable trait. Accordingly, such calculations should be considered illustrative.
(5) Calculated based on a Total Canola Market of approximately 50 million total Canola acres in North America (24.2 million acres), Europe (including the EU (15.3 million acres), the United Kingdom (0.9 million acres), and Ukraine (2.5 million acres)), and Australia (6.5 million acres), obtained from (i) Eurostat, the statistical office of the EU (“Eurostat”), (as of 2023, with respect to the EU), (ii) the United Kingdom’s Department for Environment Food & Rural Affairs (“DEFRA”) (as of 2022, with respect to the United Kingdom), and (iii) the Food and Agriculture Organization of the United Nations (“FAO”) (as of 2021, with respect to Australia, North America, and Ukraine). Potential Target Market Royalties is based on the Company’s estimate of Accessible Acres and Trait Fees.

Cibus currently has 10 initial customers for its PSR trait in Canola, representing approximately 20 million customer Accessible Acres and approximately $150.0 million in potential initial customer royalties. This calculation of potential initial customer royalties is based on the estimated total number of Canola acres planted with seed sold by Cibus' customers. The calculation assumes 20 million acres for which Cibus’ trait fee will apply (i.e., on all of the customers’ Canola acres) and a potential trait fee of between $5 to $10 per acre. All 10 of Cibus' initial customers’ elite germplasms have been edited, with six transferred back to the customer during the course of 2023.

Rice

Rice is the second crop for which Cibus has successfully implemented a Trait Machine process/RTDS platform. In addition, like PSR in Canola, Cibus has two fully developed HT traits in Rice meaning they have been gene edited in a customer’s elite germplasm, have been confirmed in greenhouse trials, and have been validated though field trials.

Cibus believes that the total market for Rice consists of approximately 15 million acres of crop across North America, Latin America, and Europe (including the EU and non-EU countries, such as Russia and Ukraine). The chart below summarizes information relating to the Company's pipeline traits for Rice, including its beliefs with respect to the potential royalties available for Rice in the Company's target market:

Trait	Stage of Development	Years of Field Trials (1)	Years from Edit to Initial Field Trials	Estimated Accessible Acres (2)	Estimated Trait Fee (per acre) (3)	Estimated Potential Target Market Royalties (4)(5)
HT1	Developed	5	3	3 million	$20-40	$80 million
HT3	Developed	2	3	3 million	$20-40	$80 million
Total	—	—	—	6 million	—	$160 million
_______________________________________
(1) See note 1 to the “Canola” table above.
(2) See note 2 to the “Canola” table above.
(3) See note 3 to the “Canola” table above.
(4) See note 4 to the “Canola” table above.
(5) Calculated based on a Total Rice Market of approximately 15 million total Rice acres in North America (2.5 million acres), Latin America (10.8 million acres), and Europe (including the EU and non-EU countries, such as Russia and Ukraine) (1.5 million acres), each obtained from the FAO (as of 2021). Potential Target Market Royalties is based on the Company’s estimate of Accessible Acres and Trait Fees.

The Company currently has 3 initial customers for its HT1 and HT3 traits in Rice, representing approximately 3.0 million customer Accessible Acres and approximately $70.0 million in potential initial customer royalties. For HT1 and HT3, this calculation of potential initial customer royalties is based on the estimated total number of Rice acres planted with seed sold by Cibus' customers that the Company considers Accessible Acres. The calculation assumes 3.0 million acres for which the Company's trait fee will apply and a potential trait fee of between $20 to $40 per acre in the specific geography. The initial edit for these traits were returned to one customer during 2023.

Soybean

Cibus is currently in the process of developing an RTDS platform for Soybean. Its soybean single-cell regeneration platform is now expected to be operational, and have initial editing completed, in 2024.

Cibus believes that the total market for Soybean consists of approximately 250 million acres of crop across North America, Latin America, and Europe (including the EU, Albania, North Macedonia, the Republic of Moldova, Russia, and Ukraine). The chart below summarizes information relating to the Company's pipeline traits for Soybean, including its beliefs with respect to the potential royalties available for Soybean in its target market:

Trait	Stage of Development	Years of Field Trials	Years from Edit to Initial Field Trials	Estimated Accessible Acres (1)	Estimated Trait Fee (per acre) (2)	Estimated Potential Target Market Royalties (3)(4)
Sclerotinia resistance	Advanced	Awaiting Platform	—	50 million	$10-15	>$500 million
HT2	Advanced	Awaiting Platform	—	75 million	$5-12	$375 million
Total	—	—	—	125 million	—	>$875 million
___________________________________________
(1) See note 2 to the “Canola” table above.
(2) See note 3 to the “Canola” table above.
(3) See note 4 to the “Canola” table above.
(4) Calculated based on a Total Soybean Market of approximately 250 million total Soybean acres in North America (91.6 million acres), Latin America (153.0 million acres), and Europe (including the EU (2.5 million acres) and Ukraine (3.3 million acres)), obtained from Eurostat (as of 2023, with respect to the EU) and from the FAO (as of 2021, with respect to North America, Latin America, and the Ukraine).

CIBUS' PRODUCTS: OPPORTUNISTIC, PARTNER-FUNDED PROJECTS

Cibus also believes that there are future opportunities beyond its current three-crop, five-trait priority strategic focus. Cibus plans to subsequently supplement its pipeline with traits in Wheat, for which an editing platform was established in early 2024, and in Corn, for which Cibus has commenced work toward the establishment of an editing platform. Once platforms are operational for Corn and Soybean, it will be possible for Cibus to develop and commercialize any trait contemporaneously in any or all of the five major crops—Canola, Corn, Rice, Soybean, and Wheat.

With respect to Cibus’ Wheat platform, Cibus intends to develop a family of traits to address the most significant challenges faced by farmers, focusing initially on disease resistance and nitrogen use efficiency. Nitrogen use efficiency is a need in many crops, but particularly for Wheat with its enormous, cultivated acreage. A nitrogen use efficiency trait would have the potential to materially reduce the carbon footprint of the crop while offering better yield with similar fertilization. Fungal diseases cause a significant economic impact in Wheat production with cereals representing the largest fungicide market. Development of disease resistance traits in Wheat offer the promise of protecting yield potential while reducing fungicide use. Finally, this platform enables the development of improved Wheat quality traits, potentially reducing or eliminating allergens such as gluten and even further improvement of the Company’s high fiber Wheat.

In addition to the five major crops, Cibus remains open to partner-funded program opportunities with its previously established platforms such as Flax, Peanut, and Potato.

Further, gene editing provides opportunities for the development of sustainable low carbon ingredients, which are increasingly attractive to multi-national companies seeking to achieve carbon reduction goals. For example the goal of many companies’ Net Zero Climate commitments is to replace ingredients that are fossil fuel based or linked to environmental challenges with more sustainable alternatives. The Company believes that using gene editing to develop plant-or micro-organism-based solutions will be a key element of this drive to new renewable low carbon materials.

Cibus’ product goal for sustainable low carbon ingredients is to use its non-transgenic gene editing platforms in partner-funded collaboration projects. The Company expects these projects will focus on developing certain alternative plant-based oils or bio-based fermentation products to meet the functional needs of the new sustainable ingredients industry to replace current ingredients that are identified to raise environmental challenges, such as ingredients derived from fossil fuels, materials that cause deforestation, or materials that raise other sustainability challenges.

For example, in early 2023, Cibus and Procter & Gamble (P&G), a leading multi-national consumer products company, entered into a collaboration to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal. Under the terms of the agreement, P&G will fund a multi-year program to develop sustainable low carbon ingredients that help P&G advance its sustainability objectives.

CIBUS' PROCESS: THE TRAIT MACHINE PROCESS

The key to the Company's commercial model is its Trait Machine process. It is based on crop specific trait editing platforms using Cibus’ RTDS technology platform. A crop-specific platform means that the specific Trait Machine process is based on crop-specific single cell models that can grow into a plant after being edited. Once developed, in the specific crop, Cibus is able to edit directly in a customer’s elite germplasm and grow it into the customer’s gene edited plant. This is what the Company means when it says that Cibus is able to operate as an extension of a customer’s breeding program. This means that in any crop in which the Trait Machine process is operational, Cibus will be able to edit any trait in its pipeline directly into a customer’s elite germplasm and transfer back the gene edited elite germplasm to the customer for commercialization.

The Operational Model

The operational advantage of the Trait Machine process is that it is a high-throughput standardized end-to-end gene editing process that can directly edit a customer’s elite germplasm in a timebound, reproducible and predictable process. It provides the ability to prototype new traits and, once developed, the ability to materially accelerate the time to commercialize new traits. By materially changing the speed and accuracy to develop new traits, the Trait Machine process revolutionizes the business of trait development by exponentially changing the speed and scale of prototyping new traits relative to conventional breeding. By working directly with a customer’s elite germplasm, the Trait Machine process enables the introduction of high value traits directly into a customer’s market-ready varieties and parent lines: dramatically reducing the time to commercialization. This is the Company's vision for the Future of Breeding™ and its position in this new industry.

As of December 31, 2023, Cibus had operational crop platforms in both Canola and Rice, which Cibus has used to begin editing the elite germplasm of those customers. In January 2024, Cibus announced the establishment of a crop platform in Wheat with the regeneration of plants from single cells in a wheat cultivar.

Cibus is currently in the process of developing an RTDS platform for Soybean. Its soybean single-cell regeneration platform is now expected to be operational, and have initial editing completed, in 2024. Cibus has also commenced work toward the establishment of a Corn platform.

Having a Trait Machine process for each of the five major crops would enable Cibus to introduce any of its multi-crop traits to any customer in these crops. It would also enable Cibus to prototype new traits for any customer in any of the five crops in their elite germplasm. This is the scale and breadth of trait development enabled by the Trait Machine process.

In addition to the five major crops, Cibus remains open to partner-funded program opportunities with its previously established platforms such as Flax, Peanut, and Potato.

The Commercial Model

The commercial model of the Trait Machine process is to develop families of productivity traits and license them to seed companies in return for the payment of royalties. Seed companies paying royalties for productivity traits is a long-standing practice in agriculture, and is central to how major GMO-based traits have been commercialized. Cibus’ commercial plan is based on this model. The trait provider gets a royalty for every bag sold or each acre on which the traits are used. Virtually every seed has royalties due to third parties for intellectual property associated with either the germplasm or the traits in a seed. In each case, the trait provider is not involved in seed bulk-up or launch once a trait is transferred to the seed company. This is the same way in which holders of pharmaceutical royalties are not involved in the production or sale of the drugs. Cibus’ commercial model is based on this practice.

The agricultural trait business is driven by three factors: Type of Trait, Addressable Acreage, and Trait Fees. The big traits from the GMO-based trait era were for two types of traits: weeds and insects. Each of these trait groups have been incorporated in over five different major crops and planted on over 300 million acres. Cibus believes that on average each of these key traits earns over $10 per acre. The actual trait fee for a given trait for a given crop is based on the economics of the trait in a given crop and geography. Cibus estimates that for every dollar of trait royalty, a farmer receives approximately a two-fold benefit (i.e., $2.00) in cost and yield improvement. In other words, traits are very valuable to farmers. Increased productivity means higher yields and/or lower costs. If an insect trait fee is $10 per acre it means that the improvement in farming profitability between yield improvement and lower costs, is estimated to be approximately $20 per acre. The $10 trait fee is then divided between the trait company and the seed company. The percent of the fee that accrues to the trait developer can vary depending on the type of trait, value, and intellectual property protection.

Historically, trait development has been a crop-by-crop and trait-by-trait process. Under the new gene editing regime this is expected to change because of the expected scale, scope, and speed of trait discovery using gene editing. This is why the Cibus commercial strategy differs from pre-gene editing commercial models. In Cibus’ Trait Machine process, Cibus is not focused on a specific crop—its focus is specific traits. The goal of Cibus’ model is to find and develop important blockbuster traits that are applicable to multiple crops and have economics that would earn approximately $10 or more per acre trait fees across multiple crops.

The Cibus commercial model is driven by its vision of a high-throughput gene editing facility or service with the ability to develop families of multi-crop traits. Under this differentiated model, the goal of Cibus’ vision is to be an extension of major seed companies’ breeding operations. With the benefit of the Trait Machine process, the Company seeks to make the traits available in a way that is coordinated with any seed company’s breeding operation in order to most efficiently commercialize each trait regardless of trait, crop, customer, or geography.

The Trait Machine process differentiates the Cibus commercial model from historical models. Its speed, scale, and breadth of operations, including its ability to develop complex traits and to deliver these traits in the elite germplasm of any seed company in the five major crops, is of central importance. The Company's goal is not to develop a specific trait; the Company's model is to develop a family of complex traits applicable to multiple crops that are needed to address the global productivity challenges facing farmers of virtually every crop. Cibus looks at the trait market from the perspective of over-arching agricultural needs, as opposed to crop-by-crop needs. Its aim is to solve major multi-crop challenges across the multiple crops at the same time. Cibus sees this as comparable to the scale change that occurred in the world's move from analog to digital technologies.

This is the commercial vision behind the Trait Machine process.

The Breeding Challenge that the Trait Machine Process Addresses

Historically, the introduction of desirable traits in plants was achieved by major seed companies using conventional breeding or by employing transgenic processes. Both traditional breeding and transgenic bioengineering require substantial development time frames. The average time for trait development using transgenic techniques is approximately 12-15 years, while conventional breeding techniques can require more than a decade. Further, for transgenic techniques, the integration of recombinant DNA typically results in seeds being classified as genetically engineered or bioengineered producing GMOs that are subject to strict filings and specific GMO approvals prior to commercialization. Both methods produce genetic diversity in the genetic material (DNA) of plants: one through traditional breeding methods and the other by making precise changes to the plant’s DNA sequence through the use of tools such as CRISPR-Cas9.

The Trait Machine process transforms a lengthy and random conventional breeding process into a timebound, reproducible, and predictable system.

In contrast, Cibus views gene editing as an extension of plant breeding. The Trait Machine process provides an extension of conventional breeding that provides a standardized gene editing process that operates in an end-to-end semi-automated system that can achieve the identical changes as conventional breeding more precisely and efficiently. The Trait Machine process provides a process that enables plant gene editing to occur in a timebound, reproducible, and predictable process. Importantly, it has the ability to develop the complex traits that are difficult to achieve using conventional breeding technologies. In addition, the Trait Machine process enables the introduction of high value traits directly into a customer’s market-ready varieties or parent lines in a process that takes on average 3 to 5 years. By working directly with a customer’s elite germplasm, the Trait Machine process accelerates the time to market for developed traits.

Another critically important challenge that RTDS and the Trait Machine process addresses is that its gene edits are indistinguishable from genetic changes that could occur from conventional breeding or that could occur in nature. This aspect of gene editing is driving a global regulatory movement in which traits from gene editing are being regulated in an increasing number of countries on a similar basis as traits from conventional breeding. The United States, South America, and certain other countries have already determined not to treat traits from RTDS as GMO. Each of Cibus’ three developed traits and its two advanced traits have been determined not to be regulated articles through the USDA’s “Am I Regulated” process, which was replaced with the USDA’s Sustainable, Ecological, Consistent, Uniform, Responsible, Efficient (SECURE) Rule’s confirmation process. There are several important countries or regions, including the EU, that are considering similar regulations to separate GMO technology from gene editing. This is the additional promise of the Trait Machine process: a science-based end-to-end gene editing system whose output would be regulated on a similar basis as traits developed using conventional breeding. The ability to transform trait development from a lengthy and random conventional breeding process to a timebound and predictable scientific process. The ability to transform plant trait development and commercialization from decades to years.

Accordingly, the Company believes that the Trait Machine process materially changes the scale and speed of trait development and commercialization. From a development perspective, it changes the speed with which new trait ideas can be implemented and tested. From a commercialization platform it speeds commercialization two different ways. On one side, edits are made directly in a customer’s elite germplasm. On the other side, any given trait can be launched globally contemporaneously across each major crop.

CIBUS' TECHNOLOGY: WHAT CIBUS EDITS

Background

At the heart of Cibus’ Trait Machine process is RTDS, which is a suite of technologies that enable Cibus to isolate a single plant cell, make the desired genetic edits in that cell, and regenerate that cell into an entire plant.

Differences in DNA sequences, many of which are variations in one or a few single base pair(s) (letter(s)) in a DNA sequence, underlie some of the most important traits in plants.

Plant biologists have recognized that Cibus is in the “genomics information age.” Across the plant kingdom, plants show enormous diversity driven by the enormous diversity in their genome sequences – the plant’s “software.” Their genome sequence drives all the characteristics (traits) that define each plant, crop, and variety of a crop. In truly understanding this diversity, and the DNA sequences that underlie that diversity, one can leverage these characteristics across plants. Cibus is focused on both understanding this diversity and on leveraging this diversity to improve farmer productivity and to develop sustainable ingredients. Trait platforms are cases where differences in DNA sequences that result in these desired traits are leveraged across multiple crops.

Over the Company's history, Cibus has accessed the sequences of thousands of genomes (and fragments thereof) allowing it to analyze, classify, and catalog plant DNA sequences. Analysis using comparative genomics allows the Company's scientists to understand and associate those sequences with important plant traits. Cibus has a team of informatics specialists that use computational biology and artificial intelligence using the Company's systems approach to plant genetic data to identify key sequence differences in targets that represent potential candidates or components for its traits. This computational biology analysis can also identify multiple genes and gene edits that influence important traits. These traits include improving plants to address the increase in diseases, to manage the increased challenges of weeds, insects, and pests, and to adapt to less water or increased temperatures. For many traits in the Company's pipeline, Cibus combines computational prediction with hypothesis testing in the laboratory to explore sequence differences in potential targets (genes/loci) to iterate to a list of preferred edits to assess in crops. These discovery efforts are often performed in a variety of microbial hosts. The Company's long discovery history has enabled sequence changes in microbial assays to be correlated with precise edit performance in plants. By knowing exactly which genes, or edits to those genes, contribute to specific characteristics of a plant, Cibus can rapidly deploy its gene editing capabilities to obtain plant traits to improve farmer productivity and to develop sustainable ingredients.

The Benefits of using Elite Germplasm to Edit

The developed “crop platform” and associated RTDS has been applied to elite germplasm from seed company customers. Importantly, this application allowed Cibus to confirm the ability to edit complex genetic traits. In many cases, as many as eight loci have been targeted directly in elite germplasm. Cibus’ ability to perform direct editing in elite genetics allows seed company plant breeders to rapidly incorporate these new traits into commercial lines or hybrid seed. Increased speed of breeding is of paramount importance for follow on speed to market. Traditionally, trait development has been a slow process and farmers access to innovation very slow, RTDS allows Cibus’ partners to accelerate this process.

Accelerating Trait Development Increases Scale

An important challenge of trait development for Cibus’ seed company customers is to ensure traits can be added to many of their elite germplasm. This allows plant breeders to incorporate Cibus’ productivity traits into the often-large breeding populations at a stage that is close to full commercialization. Scaling trait development using RTDS is unique to Cibus. Once Cibus has established this process flow as a predictable, reproducible progression, the developed "crop platform" and associated RTDS is complete and can effectively function as an automated Trait Machine process, which allows for the rapid and efficient production of customizable crops with multiple stacked traits. Recently, Cibus has included automation to help scale the Trait Machine process. This not only improves the scale and speed but allows Cibus to take on more seed company customers and their elite genetics. This expansion to a semi-automated Trait Machine process will help to address specific needs across the agricultural value chain.

It is now clear that Cibus can provide the seed industry an end-to-end trait development Trait Machine process, that will accelerate breeding timelines for the very best genetics to reach the market.

Cibus Proprietary ***RTDS*** Trait Machine

RTDS (Rapid Trait Development System) is a family of gene-editing technologies that precisely and efficiently produces value-enhancing, non-transgenic plant traits

WE START WITH ELITE GENETICS

Tremendous flexibility to develop traits in the most elite starting genetics

ISOLATE A SINGLE PLANT CELL

Significant cell culture know-how

CHOOSE DESIRED TRAITS / STACK MULTIPLE TRAITS

GRON

Patented technology allows for very precise edits

REGENERATE SINGLE CELL INTO WHOLE PLANT WITH DESIRED TRAITS

Less than 5 years and less than $10 million for entire trait development process

CIBUS' TECHNOLOGY: HOW CIBUS EDITS

Background

A key component of RTDS are oligonucleotides, which edit specific targeted bases within the genome by acting as a “DNA template” to guide the cell’s innate repair machinery to make specific edits to the DNA’s targeted base pairs. In some cases, Cibus combines these powerful oligonucleotides with DNA-breaking reagents, such as CRISPR-Cas9, to enhance the efficiency and precision of RTDS.

Another key component of RTDS is Cibus’ proprietary cell culture expertise. Gene edits introduced into a single plant cell are only commercially viable if they can be cultured and regenerated into whole plants having the desired trait associated with the gene edited genotype. Cibus’ proprietary cell culture expertise enables it to regenerate and grow an entire plant with the desired traits introduced by its targeted edits.

Once Cibus has identified which genes to edit, RTDS can operate within the genome, such as through an Oligonucleotide Directed Mutagenesis (ODM) technique. The first application of ODM as a gene editing technique in plants occurred over 20 years ago, when researchers, including Cibus’ President and Chief Operating Officer, Dr. Peter Beetham, were able to edit plant cells to become resistant to sulfonylurea herbicides. Following this breakthrough, modified plant cells were cultured and regenerated into whole plants that produced hybrid progeny with heritable and stable gene mutations for this herbicide tolerance trait.

Cibus believes that it has been at the forefront of continuously improving the efficiency of gene editing and subsequent cell culture processes, which have made RTDS increasingly faster and more efficient.

RTDS Gene Editing Process—GRONs are Chemically Synthesized Directed Mutagens

Cibus’ RTDS can effect ODM using a carefully designed oligonucleotide, which Cibus refers to as the Gene Repair OligoNucleotide (GRON). The GRON is a chemically-engineered combination of DNA and modified nucleotides and other end-protective chemistries, the structure of which is carefully and purposefully designed.

Validating the non-transgenic nature of Cibus’ RTDS, the GRON is blocked from undergoing recombination (or insertion) with the plant DNA by its end-protective chemical structure. A GRON contains no biologically derived material; it is produced with an automated chemical synthesizer and purified like any other chemical mutagen. In addition, the GRON is formulated without the need for a delivery vector, which ensures that no foreign or extraneous DNA is inserted into the plant DNA. As a result of this carefully designed structure, the GRON acts as a mutagen, and RTDS can serve as a targeted mutagenesis system, rather than a transgenic process.

To effect precision gene editing, the GRON contains carefully sequenced DNA building blocks, but is specifically designed to include a mismatch in one or a few base pairs compared to the target gene’s DNA sequence. This genome sequencing and purposeful mismatch permits the GRON to act as a “DNA template” for the DNA sequence to be edited.

Mechanism of GRON Action

The GRON’s DNA template operates by using the plant DNA’s natural or inherent mismatch-repair system to effect a change.

Once inside the cell, the GRON is transported to the nucleus and based on the GRON’s sequence design, binds with the specific DNA sequence targeted for editing—a process referred to as specific hybridization. However, in connection with this pairing, the designed mismatch between the GRON and the DNA sequence ensures that there is no correspondence between the GRON and the plant genome at the specific target site. Consequently, no binding occurs at this specific site. The cell detects this mismatch and signals the cell’s natural repair system to change the gene’s sequence in order to match the GRON template. The cell uses enzymes to remove the mismatched nucleotide or nucleotides from the plant’s DNA sequence, and a new DNA sequence, which corresponds to the GRON DNA template, is resynthesized to correct the mismatch, thereby producing a continuous sequence using the cell’s own source of nucleotides.

The ability of the GRON to specifically hybridize with great affinity to its target, and its resistance to premature degradation, allows the cellular gene-repair machinery time to locate and replace, insert, or delete the targeted DNA nucleotide(s) on both strands of the genomic DNA. When the DNA strands are corrected to the GRON’s DNA sequence, the GRON is degraded by the cell’s natural processes, and the gene functions under its natural control mechanisms.

Through the controlled and precise mode of action of ODM utilizing the GRON, random or excessive mutations are prevented.

ODM in Combination with Engineered Nucleases

The key to specific gene editing to truly edit genes requires the GRON. While significant and practical gene editing frequency is possible through ODM utilizing the GRON alone, various techniques can enhance the efficiency of the GRON’s editing process. For example, Cibus’ GRON has achieved significant gene editing efficiency improvements when combined with certain engineered nucleases designed to precisely introduce controlled DNA double-strand breaks. These engineered nucleases include meganucleases, zinc finger nucleases, TAL effector nucleases (TALENs), and clustered regularly interspaced short palindromic repeats (CRISPR)-associated endonuclease Cas9 (CRISPR-Cas9). Cibus’ RTDS technologies have been significantly enhanced where its GRONs are used to reliably and precisely target DNA sequence changes close to a cut site made by such DNA-breaking reagents.

GRON Mode of Action in Combination with CRISPR-Cas9

The following diagram depicts Cibus’ RTDS process deploying the GRON in combination with a CRISPR-Cas9 DNA breaker:

A Non-Transgenic Process and Product

Until the advent of Cibus’ RTDS technologies, the preponderance of commercial plant traits derived from biotechnology was based on transgenic products and processes. RTDS introduces a commercially viable, non-transgenic alternative.

The mode of action of ODM utilizing the GRON does not incorporate extra genes into the plant genome. Rather, the GRON functions only as a DNA template, guiding the plant to effect a change to its DNA with its own natural mechanisms. This is central to the design and structuring of the GRON, which uses end-protective chemical structures to prevent recombination with the plant’s DNA. Moreover, GRONs contain no biologically derived material—they are produced with an automated chemical synthesizer and purified like any other chemical agent. As a result, the GRON operates solely as a traditional mutagen. Because the GRON is fully degraded by the cell’s natural processes, the final trait products of Cibus’ RTDS are indistinguishable from those that could occur in nature.

In addition, the GRON does not require a delivery vector, which ensures that no foreign or extraneous DNA is inserted into the plant cell as part of the RTDS process. This enables the RTDS process to serve as a targeted mutagenesis system, rather than a transgenic process.

The Uniqueness of Cibus' Trait Machine Process

Cibus believes its Trait Machine process is unique in the following ways:

•It materially changes the scale and speed of trait development by changing the speed to precisely edit a specific trait in a plant. In so doing, it changes speed and scale with which a breeder can optimize the genetics associated with a specific trait.

•It materially changes the scale and speed at which traits can be commercialized because it edits directly into a customer's elite germplasm and is able to edit and transfer back a customer’s entire crop product line that is market ready in a timebound, reproducible, and predictable manner.

It is able to do this because:

•It moves from single cell to regenerated whole plant possessing desired traits more quickly and efficiently than other comparable technologies;

•It uses elite genetic parental lines as the starting material for the gene editing process, making trait development and trait stacking more efficient;

•It is standardized, precise, reproducible, and automated, making trait development customizable and trait stacking efficient and rapid;

•It is scalable using newly acquired robotics and has been largely automated to further accelerate the trait development process; and

•It is non-transgenic, making it cost and speed advantaged in the growing number of markets where it is not subject to heightened GMO regulation.

MARKET AND INDUSTRY OVERVIEW: PLANT GENETICS, GENE EDITING, AND WHAT DIFFERENTIATES CIBUS

Background on the Plant Genetics Industry

Plant genetics is the study of genes, genetic variation, and heredity specifically in plants, seeds, or germplasm. Germplasm is the term used to describe the seeds, plants, or plant parts useful in plant breeding. The plant genetics industry consists of the activities, like breeding and genetics, that are focused on understanding and improving germplasm. Plant genetics for germplasm and traits are the core technologies in seeds and ultimately, the varieties and parental lines of seed companies. These technologies underpin the expected performance of a given seed and are the primary basis for competition in the seed business. These technologies are generally developed internally by seed companies, but they are often bought or licensed from third parties such as other seed companies or the many academic institutions that have large plant genetics programs.

Increasing yields, lowering costs, and making crop outcomes more predictable are the core targets of trait development programs. Each of these targets has a readily quantifiable economic basis for determining the trait value.

The targets addressed by early GMO-based traits were weed and insect management. Each of these had a material impact on farming productivity and sustainability. The Bt trait (an early GMO trait for insect resistance) is an excellent example. It is used to control corn borers and is credited with materially increasing farming productivity both through improved yield and through material reduction in the use (and cost) of insecticides. A 2010 National Research Council study concurred that Bt crops led to reduced pesticide use and /or the use of pesticides with lower toxicity compared to those used on conventional crops.

Based on the underlying positive economics of the Bt trait, it is estimated by AgBioInvestor that the average trait fee paid by farmers for the Bt traits is $10-$20 per acre, with aggregate trait fees estimated at approximately $2.6 billion in corn, $0.7 billion in cotton, and $0.5 billion in soy. At this price, it is estimated that the Bt trait is incorporated in the genetics of seeds that are planted on over 300 million acres. The annual royalties associated with the Bt trait are estimated by AgBioInvestor to be approximately $4.0 billion. It is further estimated by AgBioInvestor that the GMO-based weed management traits are also planted on over 300 million acres and earn annual trait fees estimated to be approximately $4.0 billion.

Cibus believes that novel traits or genetic characteristics in seeds will continue to be the driving force of the plant genetics industry and the growth of the seed business. Given peak acres, there is increasing pressure on improved crop productivity to meet the growing demands for food and food security. The promise of the new gene editing industry is to be a key driver behind a new generation of plant traits that can meet the current and future challenges of farming, in general, and climate change, specifically.

Gene Editing

Gene editing in plants is essentially a tool used in plant breeding that can precisely and predictably introduce new traits or improve upon existing ones. Gene editing, like breeding, is the science of optimizing plant genetics to increase a plant’s yield potential and to improve its ability to withstand challenges, such as climate change, diseases, and pests, as well as to deliver end-use characteristics such as nutritional quality or renewable plant-based ingredients. What differentiates gene editing from traditional breeding is that it makes deliberate edits in the existing DNA sequence of a plant as opposed to the lengthy and random conventional breeding process. The promise of gene editing is that it can change the scale and range of possible genetic solutions from breeding by its ability to make genetic changes in less time and more accurately. As challenges to farming sustainability increase with climate change, the ultimate promise of gene editing is that it can help meet those challenges with a timely and predictable process.

In addition, gene editing is an important tool in building genetic diversity needed to address climate resilience in crops. During the process through which wild species were domesticated into the crops we know today, genetic bottlenecks were encountered as a result of selecting traits such as bigger fruits and higher yields, while diversity was reduced for genetic traits like disease resistance. Gene editing is a breeding tool that can augment this lost diversity. Using the suite of technologies underlying RTDS and through the Company's understanding of the genetic and trait expression relationships, Cibus can apply gene editing to develop more diverse germplasm while eliminating these bottlenecks.

What Differentiates Cibus

Cibus’ patented RTDS technology platform and its crop specific Trait Machine process differentiate Cibus in the plant genetics industry. Using RTDS, Cibus developed the Trait Machine process: the first standardized end-to-end semi-automated crop specific gene editing system that directly edits a seed company’s elite germplasm. The Trait Machine process transforms the lengthy and random conventional breeding process into a timebound, reproducible, and predictable science-based breeding process. Cibus’ trait products are non-transgenic in both process and product and are indistinguishable from plant traits developed using conventional breeding processes. Cibus believes that the Trait Machine process represents the technological breakthrough in plant breeding that is the ultimate promise of plant gene editing: the ability to change the scale and range of possible genetic solutions from breeding and to develop desired characteristics or traits with greater speed and accuracy. The Trait Machine process drives and differentiates Cibus’ operating plan and its commercial model.

INTELLECTUAL PROPERTY

Cibus is an innovator in precision gene editing. Cibus relies on a combination of patent, trademark, copyright, and trade secret laws in the United States and other jurisdictions to protect its intellectual property rights. No single patent or trademark is material to its business.

Its proprietary technologies and trait product candidates are protected by more than 500 patents and patent applications worldwide across 28 patent families. The scope of such intellectual property protection depends on the laws of the local jurisdiction, which, in some jurisdictions, may provide less protection than the laws of the United States. Moreover, the duration of protection varies between different types of intellectual property rights. For instance, in the United States patents generally remain in force for 20 years from the filing of the patent application. Cibus’ issued patents are expected to expire between 2027 and 2039. Cibus holds key patents and patent applications with respect to RTDS gene editing methods, its PSR trait, applications of its RTDS technologies, and products of its RTDS technologies. Cibus believes its patent portfolio provides Cibus with a significant competitive advantage and creates a barrier to entry for potential competitors. In addition, as of December 31, 2023, Cibus owns more than 40 trademark registrations and applications related to its products, product candidates, processes, and technologies. Cibus anticipates it will apply for additional patents and trademark registrations in the future as it develops new products, product candidates, processes, and technologies.

Cibus also relies on trade secrets to develop and maintain its proprietary position and protect aspects of its business that are not amenable to, or that Cibus does not consider appropriate for, patent protection. Cibus seeks to protect its proprietary technologies, in part, through confidentiality agreements with its employees, consultants, scientific advisors, contractors, and others with access to its proprietary information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for any breach, or that its trade secrets will not otherwise become known or be independently discovered by its competitors.

In addition to its own intellectual property, Cibus has also entered into licensing arrangements pursuant to which Cibus licenses third party technologies and intellectual property. These are typically non-exclusive contracts for developing traits in plants.

GOVERNMENT REGULATIONS AND PRODUCT APPROVAL

Overview

Cibus plans to license its products globally into its key target agricultural markets, including the United States and Canada. Each country or region has sets of regulations that govern the use of gene editing technologies in plants. The regulations for gene edited products varies from country-to-country. Because of the use of transgenes and the integration of foreign DNA in GMO technologies, there are very severe regulations in many countries, ranging from outright bans to specific controls regarding the use of GMO technology. In light of technological advances since the development of GMO technologies, there has been tremendous effort globally to develop separate regulations for gene editing technologies that do not integrate transgenes or foreign DNA. These efforts are focused on technologies whose genetic changes are similar to genetic changes from conventional breeding. Accordingly, there are global efforts seeking to regulate technologies that meet this standard in the same manner as the products of mutagenesis and traditional breeding. While Cibus views the overall regulatory trajectory positively, regulatory change has encountered headwinds, including organized and vocal opponents of modifying existing, restrictive regulatory frameworks.

In many countries in North America and South America, there are new regulations in place. Specifically, in these markets, the first product outcomes of Cibus’ RTDS technologies have determined to be non-transgenic and, consequently, products developed using RTDS technologies will be regulated in the same manner as the products of mutagenesis and traditional breeding. In addition, in March 2023, an Act of Parliament was passed in the United Kingdom, which is discussed below.

In parallel, the EU has been engaged in a multi-year regulatory process, with the European Commission’s proposal (NGT Proposal) for regulation of plants obtained from New Genomic Techniques (NGTs) adopted by the EU College of Commissioners at their meeting on July 5, 2023, and passed to the European Parliament and the Council of the EU for review. Under the proposal, most gene edited lines would be regulated in a similar way to conventional breeding. On February 7, 2024, the European Parliament adopted its position on the European Commission's proposal, generally accepting the principles proposed by the European Commission in the NGT Proposal, subject to a number of amendments. It is not certain, however, that political agreement will be found on the newly proposed rules or that the proposed rules will become law.

Below is a map graphically showing this global regulatory framework, which has been compiled from information published directly by government authorities as well as industry associations. As used in the chart below, “Regulatory Policy in Place” means that gene edited crops are regulated as conventional varieties and not GMOs, “Positive Policy Developments” means ongoing research regulations are in development but no current timeline or regulatory guidance, and “Positive Policy Discussions Underway” means the regulatory status of gene editing of crops has not been determined.

Russia
Norway
UK
Canada
EU-27
Switzerland
USA
Israel
Japan
Korea
Mexico
China
India
Guatemala.
Honduras
Philippines
Sudan
El Salvador
Burkina Faso
Singapore
Ethiopia
Costa Rica
Ghana
Kenya
Colombia
Nigeria
Ecuador
Malawi
Indonesia
Peru
Brazil
Zimbabwe
Paraguay
Chile
Eswatini
Uruguay
South Africa
Australia
Argentina
New Zealand
Regulatory Policy in Place*
Positive Policy Developments
Policy Discussions Underway

** Regulatory Policy in Place means that gene edited crops are regulated as conventional varieties and not GMOs.*
Graduated colour indicates countries with regulatory policy in place with ongoing positive developments.

United States

In the United States, the United States Department of Agriculture (USDA), the Food and Drug Administration (FDA) and the Environmental Protection Agency (EPA) have a coordinated framework to regulate the application of biotechnology to agriculture through a system of environmental (and food) laws and regulations.

The United States is deemed a self-regulatory jurisdiction, wherein it is the industry’s responsibility to comport with applicable rules in the first instance, subject to appropriate regulatory oversight by government agencies. Currently, transgenic technologies used in agriculture are overseen by the USDA’s Animal & Plant Health Inspection Service (APHIS). Under the Plant Protection Act (PPA), the USDA requires anyone who wishes to import, transport interstate, or plant a “regulated article” to apply for a permit or notify APHIS that the introduction will be made. Regulated articles are defined as any organism which has been altered or produced through genetic engineering which APHIS determines is a plant pest or has reason to believe is a plant pest.

Cibus’ RTDS technologies do not involve insertion or integration of foreign genetic material into plant DNA but result in site-specific mutations identical to those occurring in nature. The final product does not contain foreign genetic material. Consequently, both process and product are non-transgenic. Under a legacy rule, developers could submit a petition to APHIS requesting an agency determination that a developed plant is unlikely to pose a plant pest risk, and therefore, is not a “regulated article” and is not subject to APHIS’ biotechnology regulations. If, upon the completion of the review, APHIS granted the petition, the product would no longer be deemed a “regulated article” and the petitioner could commercialize the product, subject to any conditions set forth in the decision. Through this process, in 2004, APHIS informed Cibus Global in writing that products developed using its RTDS (specifically where Cibus Global used the GRON in an early version of its technologies under the RTDS umbrella) are not subject to regulation under the PPA. Therefore, it was not necessary under USDA and APHIS regulations to file a notification to conduct a field trial or seek permission to commercialize a product created using those technologies.

Cibus has continued to work closely with the USDA and the coordinated framework to ensure the compliance of more recent technologies developed as part of RTDS. Prior to August 2020, the USDA utilized a process known as AIR (“Am I Regulated?”), which was used by many companies to help evaluate the novel breeding technologies under the broad umbrella of gene editing. In 2020, Cibus Global had favorable letters for 14 AIRs filed with this agency for multiple modes of action associated with its traits.

On March 28, 2018, United States Secretary of Agriculture Sonny Perdue issued a statement providing clarification on the USDA oversight of plants produced through innovative new breeding techniques including gene editing. The statement confirmed that under its biotechnology regulations, USDA does not regulate, and had no plans to regulate, plants produced by gene editing that could otherwise have been developed through traditional breeding techniques as long as they are not plant pests or developed using plant pests.

The AIR process was discontinued on June 17, 2020, and was replaced with the Sustainable, Ecological, Consistent, Uniform, Responsible, Efficient (SECURE) Rule beginning on August 17, 2020. Under the revised regulations, certain categories of modified plants are exempt from regulations because they could otherwise have been developed through conventional breeding techniques and thus are unlikely to pose an increased plant pest risk compared to conventionally bred plants. These exemptions apply only to plants. In addition, plants that have a plant-trait-mode of action combination that is the same as in a plant that has been determined by APHIS to be unlikely to pose a plant pest risk and therefore to be not regulated, are exempt from the regulations. Under the SECURE rule, developers can request a confirmation from APHIS that a modified plant qualifies for an exemption and is not subject to the regulations. APHIS provides a written response within 120 days of receiving a sufficiently detailed request.

For modified plants that do not qualify for exemption based on the pre-specified criteria, developers can seek a Regulatory Status Review (RSR) whereby APHIS evaluates whether the plant requires oversight based on the characteristics of the plant itself. If the plant is found to be unlikely to pose a plant pest risk, APHIS will determine the plant non-regulated.

Cibus continues to work with the USDA with pipeline products qualifying for exemption and those with multiple edits that may need to be assessed through the SECURE rule’s RSR.

There can be no guarantee that the governing regulations will not change further. Government regulations, regulatory systems, and the politics that influence them vary widely among jurisdictions. Historically, changes to the United States regulatory paradigm for these technologies have been infrequent, are typically preceded by notice, and are often subject to public comment.

Further, some of Cibus’ future products may be subject to FDA food product regulations or EPA environmental impact regulations. The FDA primarily derives its regulatory power from the Federal Food, Drug, and Cosmetic Act (FDCA), which has been amended over time by several subsequent laws. To support its oversight responsibilities, the FDA employs a dedicated inspectorate to conduct inspections and collect and analyze product samples.

The FDA regulates ingredients, packaging, and labeling of foods, including nutrition and health claims and the nutrition facts panel. Foods are typically not subject to premarket review and approval requirements, with limited exceptions. Under Section 409 of the FDCA, any substance that is reasonably expected to become a component of food is considered a “food additive” that is subject to premarket approval by the FDA, unless the substance is generally recognized as safe, or GRAS. Companies are responsible for making an initial determination of whether a food substance falls under an existing food additive regulation, requires a new food additive petition, or is GRAS. In order for a substance to be GRAS, there must be a consensus among qualified experts on the safety of the substance under the conditions of its intended use. A company may market a new food ingredient based on its self-affirmed determination that the substance is GRAS; however, the FDA can disagree and take enforcement action. Developers routinely consult with the FDA prior to marketing and, in most cases, foods derived from modified plant varieties are not subject to premarket review and approval processes.

The FDA’s thinking on the use of genome editing techniques to produce new plant varieties that are used for human or animal food continues to evolve. In January 2017, the FDA announced a request for comment (RFC) seeking public input to help inform its thinking about human and animal foods derived from new plant varieties produced using genome editing techniques. Among other things, the RFC asked for data and information in response to questions about the safety of foods from gene edited plants, such as whether categories of gene edited plants present food safety risks different from other plants produced through traditional plant breeding. On December 19, 2022, the White House Office of Science and Technology Policy (OSTP), in coordination with the FDA, EPA, and USDA, announced a request for information related to the Coordinated Framework for the Regulation of Biotechnology. This action requests relevant data and information to help identify regulatory ambiguities, gaps, inefficiencies, or uncertainties in the Coordinated Framework for the Regulation of Biotechnology.

If the FDA enacts new regulations or policies with respect to gene edited plants, such policies could result in additional compliance costs and/or delay the commercialization of Cibus’ product candidates.

In addition, it is also possible that some products, into which Cibus introduces novel herbicide tolerances, will be subject to EPA regulation. If the specific novel trait is deemed to be a possible pest or the novel herbicide is part of a new registration, the EPA will regulate the distribution, sale or use. The Biopesticides and Pollution Prevention Division of the office of Pesticide Programs under the Federal Insecticide, Fungicide, and Rodenticide Act administers such regulatory oversight. This evaluation will determine the reasonable certainty that no harm from pesticide residues occurs in food and feed. Exemptions and tolerances are set by the FDCA. In addition, the EPA has the authority on reporting and testing requirements for herbicides and food provided by the Toxic Substances Control Act.

Canada

In Canada, the sale of new plant traits, or foods derived from genetically modified plants, is initially regulated through a pre-market notification requirement. Canada considers these to be “novel foods.” Health Canada (HC) is responsible for ensuring that all foods, including those derived from biotechnology, are safe prior to their entering the Canadian food system. HC uses a pre-market notification system to conduct a thorough safety assessment of all biotechnology-derived foods to determine that a novel food is safe and nutritious before allowing it in Canada. The Canadian Food Inspection Agency (CFIA) is responsible for regulating the environmental release of plants with novel traits (PNTs). The CFIA reviews and inspects PNTs. PNTs, defined in the Seeds Regulations, are (i) plants into which a trait or traits have been intentionally introduced and (ii) where the trait is new in Canada and has the potential to impact the environment.

Approval of PNTs or a novel food product does not take into account the method with which such product was produced. Rather, Canada employs a product-based (as opposed to a process-based) approach to its regulatory practice. Therefore, crops developed through Cibus’ RTDS technologies are evaluated in the same manner as crops developed through other breeding methods, whether Cibus derived products through conventional or modern forms of mutagenesis. Additionally, the CFIA operates a Remutation Policy whereby plants containing the same mutation as a previously authorized plant of the same species are included in the authorization of the original PNTs and are subject to the same conditions.

In recent years, HC and CFIA have been working on new guidance to ensure the Novel Food Regulations are clearer, more predictable, and more transparent regarding products of plant breeding, including those developed using gene editing techniques. In July 2022, HC published a scientific opinion regarding the regulation of gene edited plant products within the context of the Novel Food Regulations. This opinion helped to inform the development of the Department’s new Health Canada Guidance on the Novelty Interpretation of Products of Plant Breeding. The Guidance provides criteria that need to be met in order for food products derived from gene edited varieties to be determined as ‘not novel’ thus falling outside the scope of the Novel Food. Guidance documents from CFIA are in production.

Canola, as one of Canada’s major field crops, is subject to variety registration. The variety registration is a regulatory requirement of the Seeds Act and like PNTs, is administered by the CFIA. Generally, variety registration is a two-year process in which potential new varieties (hybrids) are grown during the normal season at a defined number of suitable locations. In the first year, data is privately generated and in the second year, the Western Canada Canola/Rapeseed Recommending Committee (WCC/RRC) manages public trials of potential new varieties. At the end of each season, the collected data is compared to a set of reference varieties. In order for the WCC/RRC to recommend to CFIA that new hybrids be registered, candidates must meet or exceed a defined set of criteria for grain quality (composition) and disease resistance. The criteria include oil and protein content and a maximum level of saturated fat, erucic acid, and glucosinolates in the meal. Since Canada exports 90 percent of its Canola grain, oil, and meal, to be registered for sale, hybrids including traits are cleared for export trade. Finally, to sell a registered hybrid, it must also meet hybridity standards.

The United Kingdom

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

The Act creates a science-based and streamlined regulatory system for gene edited or ‘precision-bred’ crops, which have been developed with targeted genetic changes that could have arisen through traditional breeding or other natural processes. In addition, the Act includes provisions to:

•Introduce two mandatory notification systems for precision-bred organisms, one for non-marketing purposes (R&D) and one for marketing purposes;

•Create a duty on the Secretary of State to create and maintain a new public register of notified information. The register is to be kept in electronic form and accessible on the United Kingdom government website;

•Grant powers to create a new regulatory framework for food and feed derived from precision-bred organisms, ensuring that appropriate regulation is in place before placing these products on the market. This framework will include a procedure for making precision-bred food and feed marketing authorizations including a new proportionate risk assessment. The framework will also set out the requirements to be satisfied before the Secretary of State could issue a food and feed marketing authorization;

•Grant powers for the Food Standards Agency (FSA) to establish, publish, and update a public register for precision-bred organisms authorized for food and feed use. An entry on this register would indicate that the Secretary of State has made a determination to authorize the precision-bred organism, and products derived from it to enter the market for food and feed uses based on the recommendation of the FSA; and

•Grant powers to create an inspection and enforcement regime, including civil sanctions, in order to secure compliance with the obligations under the Act.

The passing of the Act aligns England’s regulatory path for gene editing technologies with other countries that have passed new regulations that regulate traits from Cibus’ gene editing platform on a similar basis as traits developed using conventional breeding technologies.

The Act is a major accomplishment of DEFRA (Department of Environment, Food and Rural Affairs) in its efforts to unlock modern breeding technologies to improve food security, reduce pesticide use, and enhance climate-resilience in crops. DEFRA has been commended for enabling the agriculture industry in England to realize the benefits of gene editing to improve farming productivity and sustainability. In addition to the introduction of the Act enabling the commercialization of gene edited crops, DEFRA previously introduced legislation (The Genetically Modified Organisms (Deliberate Release)(Amendment)(England) Regulations 2022) to simplify

R&D with gene edited crops. These regulations simplify the approval process for researchers to take crops to field trials to develop crops better able to withstand the changing environment and reduce inputs such as fertilizers, fungicides, herbicides, and pesticides. productivity traits such as these are the primary target of Cibus’ gene editing efforts.

A public consultation on proposals for the future framework for the regulation of precision-bred organisms for food and animal feed in England has been launched by the United Kingdom's food safety regulator. A summary of findings is expected to be published by the FSA by May 2024.

European Union

The background of EU regulation is primarily based on EU Directive 2001/18/EC. The Directive defines GMOs broadly as “organism[s], with the exception of human beings, in which the genetic material has been altered in a way that does not occur naturally by mating and/or natural recombination.” Food that contains, consists of, or is produced from GMOs is referred to as genetically modified food. In the EU, GMOs or genetically modified food or feed products can only be sold in the market once they have been properly authorized. Any genetically modified micro-organisms that are for contained use are regulated under a different directive, EU Directive 2009/41/EC.

The procedures for the evaluation and authorization of GMOs or genetically modified food or feed products are established by Regulation (EC) 1829/2003 on genetically modified food and feed and Directive 2001/18/EC on the release of GMOs into the environment. An application for authorization must be submitted under Directive 2001/18/EC if a company seeks to release GMOs for experimental purposes (e.g., field tests) and/or to sell GMOs, as such or in products, in the market (e.g., cultivation, importation, or processing). In turn, an application for authorization must be submitted under Regulation (EC) 1829/2003 if a company seeks to sell GMOs in the market for food and feed use and/or food and feed products containing or produced from GMOs. At the national level, EU member states have the ability to restrict or prohibit GMO cultivation in their territories by invoking grounds such as environmental or agricultural policy objectives, town and country planning, land use, coexistence, socio-economic impacts, or public policy.

In addition, Directive 2001/18/EC, Regulation (EC) 1829/2003 and Regulation (EC) 1830/2003 establish specific labeling and traceability requirements for GMOs and products that contain or are produced from GMOs. Finally, Directives 2002/53/EC and 2002/55/EC require genetically modified varieties to be authorized in accordance with Directive 2001/18/EC and/or Regulation (EC) 1829/2003, as applicable, before they can be included in a “Common Catalogue of Varieties,” which would permit the seeds of such genetically modified varieties to be marketed in the EU.

In the EU, one of Cibus’ RTDS technologies is well known as ODM. In the period between 2011 and 2015, Cibus Global requested guidance from EU competent authorities in Germany, Sweden, the United Kingdom, Ireland, Finland, and Spain to determine the requirements in order to conduct field trials with oilseed rape lines developed using ODM technology. These competent authorities issued opinions that the line could be excluded from Directive 2001/18/EC and be tested in field trials like any other new variety. These opinions were consistent with submissions to the European Court of Justice (ECJ) Case 528/16 made by, amongst others, the European Commission. The opinions were also consistent with the non-binding opinion of the Advocate-General in the same case. However, the final ruling, issued on July 25, 2018, concluded that organisms obtained by modern mutagenesis plant breeding techniques, including ODM technologies, are GMOs and fall, in principle, under Directive 2001/18/EC and are subject to the obligations established in such directive, including the stringent pre-market authorization and associated environmental risk assessment requirements. The ECJ found further that varieties obtained by modern forms of mutagenesis are genetically modified varieties covered by Directive 2002/53/EC, and are therefore subject to the obligations of such directive. The ECJ clarified that only mutagenesis techniques which have been used in a number of applications and have a long safety record can be exempted from these requirements, although EU member states remain free to subject even such exempted organisms to the obligations under Directive 2001/18/EC, or to other obligations.

As a result of the ECJ ruling, the authorities of EU member states were required to treat organisms obtained by new techniques of directed mutagenesis, including those utilized in substantially all of the product candidates in Cibus’ current pipeline, as GMOs. Such organisms are therefore still subject to the pre-market assessments and authorization procedures derived from Directive 2001/18/EC or, if applicable, Regulation (EC) 1829/2003, as well as to the labeling and traceability requirements applicable to GMOs.

Following a multi-year regulatory process, the European Commission produced a proposal for new EU legislation in this field intended to advance legislation that would enable certain gene editing to be regulated similar to conventional breeding. NGT Proposal for regulation of plants obtained from New Genomic Techniques (NGTs) was adopted by the EU College of Commissioners at their meeting on July 5, 2023, and passed to the European Parliament and the Council of the EU for review in accordance with ordinary EU legislative procedure.

The NGT Proposal aims to create a new regulatory framework for plants obtained from NGTs. NGT plants are defined as genetically modified plants obtained by targeted mutagenesis or cisgenesis, or a combination thereof, on the condition that it does not contain any genetic material originating from outside the breeders’ gene pool. The NGT Proposal introduces two categories of NGTs. The first category are NGT plants which are considered equivalent to conventional plants. These plants are exempted from the requirements of Directive 2001/18/EC and would not be subject to the heavy authorization procedure set forth in that Directive. In order to benefit from that exemption, however, NGT plants would have to obtain a regulatory decision declaring that the plant is considered equivalent to conventional plants and, as such, remains subject to the regulatory framework that applies to conventionally bred plants. The second category of NGT plants are those that do not fulfill the criteria to be declared equivalent to conventional plants. For these plants, the

NGT Proposal introduces a regime under which the plants still require authorization as required under Directive 2001/18/EU, however, less data is required to obtain such authorization.

On February 7, 2024, the European Parliament adopted its position generally accepting the principles proposed by the Commission in the NGT Proposal but proposed a number of amendments. Among other things, the Parliament proposed to introduce a full ban on patents for all NGT plants, plant material, parts thereof, genetic information, and process features they contain. Once the European Council has in turn adopted its position, the European Parliament and Council will need to negotiate and agree on a final text. Approval by the European Council and the European Parliament is necessary in order for European law to be amended and potentially enable the use of the targeted NGTs in the EU. If the final law is adopted, its rules will likely start to apply approximately two years later.

Other Jurisdictions with Established Procedures Applicable to New Plant Breeding Techniques

Argentina

The Argentinian authority, CONABIA, is responsible for the regulation of GMOs under Resolution 763/11, which provides an overall regulatory framework, and Resolution 701/11, which provides specific procedures for plant GMOs, including field trials and commercial release.

In 2015, CONABIA introduced Resolution 173/15, which provides procedures to establish if a crop obtained with the aid of new plant breeding techniques is a GMO as defined under Resolution 763/11. The analysis is case-by-case and can provide a preliminary answer in the design stage of a new product.

In 2018, CONABIA reviewed a Cibus Global Canola line developed using ODM technology within the RTDS and concluded that it was not a GMO as defined by Resolution 763/11.

Brazil

The Brazilian authority, CTNBio, is responsible for the regulation of GMOs under Law No. 11.105 of 2005, which provides for safety norms and inspection mechanisms for activities with GMOs and their by-products.

In 2018, CTNBio introduced Normative Resolution No 16, which provides procedures to establish if a crop obtained with the aid of new plant breeding techniques is a GMO as defined under Law No. 11.105 of 2005. The analysis is case-by-case with the primary determining factor for non-GMO status being the absence of recombinant DNA/RNA in the product.

Chile

The Chilean authority, SAG, is responsible for the regulation of GMOs under Resolution No 1523/2001, which controls the entry and introduction to the environment of Living Modified Organisms.

In 2017, SAG issued a statement indicating that scientific advances had allowed the development of a new generation of biotechnological techniques of plant breeding other than transgenic, and as a result, SAG considers it necessary to solve case-by-case if the material of propagation developed by any of these techniques is found within or out of the scope of Resolution No. 1523/2001.

SAG has provided procedures to establish if a crop product obtained with the aid of new plant breeding techniques is a GMO as defined under Resolution No 1523/2001. SAG will evaluate the background information presented on the technique and will verify if the crop product in question possesses a new combination of genetic material. Thereafter, SAG will pronounce by resolution, if the crop product is within or out of the scope of Resolution No. 1523/2001.

For these purposes, a new combination of genetic material will be understood as a stable insertion of one or more genes or DNA sequences encoding proteins, interfering RNA, double stranded RNA, signaling peptides, or regulatory sequences.

In 2019, SAG reviewed a Cibus Global Canola line developed using ODM technology and site directed nuclease within the RTDS and concluded that it was not a GMO and was outside the scope Resolution No. 1523/2001.

COMPETITION AND COMPETITIVE STRENGTHS

Competition

The market for agricultural productivity traits is highly competitive, and Cibus faces significant competition. The development of productivity traits are the primary target of plant breeding programs and a key basis of competition in the “seed and trait” business. These technologies underpin the expected performance of a given seed and are the primary basis for competition in the seed business. These technologies are generally developed internally by seed companies, but they are often bought or licensed from third parties such as other seed companies, the many academic institutions that have large programs, or independent trait developers. The most likely competitors are likely to come from a relatively small number of major global agricultural chemical companies, including BASF, Bayer,

Corteva AgriScience, and Syngenta, smaller biotechnology research companies and institutions, including Arcadia Biosciences, Benson Hill Biosystems, Inari Agriculture, KeyGene, Pairwise Plants, Precision BioSciences now Elo Life Systems, Yield10, and academic institutions. The Company's major competitors in some instances may also be its customers. Many of the companies above license out traits they have developed but sometimes they retain the rights for both competitive reasons and technical reasons.

Many of Cibus’ current or potential competitors, either alone or with their R&D or collaboration partners, have significantly greater financial resources and expertise in R&D, manufacturing, testing, and marketing approved products than Cibus does. Smaller or early-stage companies may also prove to be significant competitors, particularly through R&D and collaborative arrangements with large and established companies. These competitors also compete with Cibus in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, Cibus’ programs.

Patents and proprietary technologies are important competitive barriers to competition. In addition to patents that may exist on technology to develop traits, virtually all of the leading traits that are licensed or sublicensed from third parties have specific intellectual property on the trait itself. Cibus expects to have patents and proprietary technology associated with its traits. For example, Cibus Global was issued a patent in 2022 for its lead trait: PSR in Canola. With patents, it is still possible for competition to develop the trait in other ways such as conventional breeding but gene editing patents should provide strong competitive barriers to other gene edited traits for the same genetic characteristics.

Competitive Strengths

Cibus believes that it is strategically well-positioned to develop innovative traits and products with high value commercial applications. Cibus’ RTDS technology platform and the Trait Machine process provide a significant competitive advantage in development and commercialization of new traits.

Cibus expects that all of its traits will be treated as gene edited, meaning they are developed without integrating foreign DNA in the process or the product. This designation that the Company's traits are not being regulated as GMO in many jurisdictions is an important competitive factor. The non-transgenic categorization of Cibus’ trait products in these key target markets provide Cibus with significant advantages. All five productivity traits in Cibus’ priority pipeline have been determined not to be regulated articles through the USDA’s AIR process, which was replaced with the SECURE Rule’s confirmation process. Numerous regulatory agencies in the Americas, including the United States, Canada, and Argentina, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. In addition, Cibus is able to bring gene edited germplasm to its customers quickly and at a low cost, in part because its products are not subject to the time consuming regulatory hurdles that apply to transgenic products.

The Trait Machine Process materially accelerates the time and ability to develop new traits. Time to develop and time to commercialize traits are important competitive factors. The ability of Cibus to collaborate with seed companies and edit directly into a customer’s elite germplasm accelerates time to launch by enabling each new trait to be quickly prototyped to confirm the commercial need and viability before scaling into elite germplasm from multiple customers.

Cibus has a priority pipeline of five productivity traits. Cibus believes that these traits are novel traits for which competition for these genetic characteristics from gene editing will be limited. Cibus has selected the traits that are its initial strategic focus based on customer demand and the competitive position for each trait once developed. Once traits are developed and intellectual property has been developed around the trait, competition for traits has historically been limited.

Proprietary RTDS technologies and the Trait Machine process provide the ability to stack traits and develop customized seed products quickly and efficiently. Cibus’ patent-protected RTDS can deliver multiple desirable traits within the same plant without the integration of foreign genetic material. Cibus has developed cell culture technologies that enable it to design and transfer a plant in the greenhouse with desirable traits within just a few months. Through RTDS, Cibus has established a predictable, reproducible and scalable process whereby it can develop customized plant products with multiple desirable traits specifically chosen to meet needs across the agricultural value chain. This process has been developed into the industry’s first standardized, semi-automated end-to-end gene editing facility—the Trait Machine process. As a result, Cibus can use the Trait Machine process to offer differentiated products that stack multiple, desirable traits in plants. With RTDS, Cibus is developing a trait portfolio across major crops that addresses significant market opportunities. Cibus has already established an RTDS technology platform for trait development in Canola, Rice and, most recently, Wheat. Cibus is currently in the process of developing an RTDS platform for Soybean. Its soybean single-cell regeneration platform is now expected to be operational, and have initial editing completed, in 2024. In addition to the five major crops, Cibus remains open to partner-funded program opportunities with its previously established platforms such as Flax, Peanut, and Potato.

Capital-efficient and highly scalable business model. Cibus has a capital-efficient, low-cost, and highly-scalable business model. Its trait licensing strategy is based on Cibus’ core strengths in R&D and trait development. Cibus will continue to focus on advancing its gene editing technologies toward developing plant traits for desired characteristics and intends to largely partner and license its traits to leading seed companies who will manage plant breeding and commercialization. Focusing on trait development while leveraging Cibus’ licensing partners’ breeding and commercialization expertise, market presence, and geographic reach will reduce Cibus’ expenses and allow Cibus to pursue diversified growth across crop and trait platforms.

Recognized as non-transgenic in key target markets due to Cibus’ unique processes and products. Numerous regulatory agencies in the Americas, including the United States, Canada, and Argentina, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. The non-transgenic categorization of Cibus’ trait products in these key target markets provide Cibus with significant advantages. In particular, Cibus is able to bring its products to market quickly and at a low cost, in part because its products are not subject to the time consuming regulatory hurdles that apply to transgenic products.

Premier management team with broad expertise. Cibus’ management and senior leadership team has more than 300 years of cumulative industry experience and brings broad knowledge across key areas of its business, including R&D, product marketing, patent royalty management, and regulatory compliance and oversight. Cibus’ Chief Executive Officer and Chairman, Rory Riggs, its President and Chief Operating Officer, Dr. Peter Beetham, and its Chief Scientific Officer and Executive Vice President, Dr. Greg Gocal, are founding members of the management team and each played a key role in developing Cibus’ business. Cibus’ leadership has a significant track record of scientific breakthroughs, including the development of RTDS, and product development at prestigious academic and research institutions and well-known agri-business companies.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2023, Cibus had 183 full-time employees, including a total of 39 employees with Ph.D. degrees. Of these full-time employees, approximately 141 employees are engaged in R&D, including trait development and production. None of Cibus’ employees are represented by a labor union or collective bargaining agreement. The Company considers its relationship with its employees to be good.

Cibus views its employees as among its most valuable assets. Its ability to hire and retain highly skilled professionals remains a key element to its success in developing and licensing novel productivity traits and high value, low carbon ingredients. Cibus’ human capital objectives are focused on identifying, recruiting, retaining, incentivizing, and integrating its existing and newly hired employees. Cibus strives to be equitable and inclusive. Cibus designs its compensation and benefit programs to help meet the needs of its employees, focusing on programs that promote well-being across all aspects of their lives, including healthcare, retirement planning, and paid time off. Cibus pays its employees competitively in line with Cibus’ compensation philosophy, which includes paying employees at a rate consistent with an employee’s position, knowledge, and skills. Cibus’ use of equity incentive compensation is designed to attract, retain, and motivate its employees, consultants, and directors through the granting of equity-based compensation awards.

Cibus also strives to make the company an inclusive, safe, and healthy workplace, with opportunities for each of its employees to grow and develop in their careers. Additionally, Cibus promotes opportunities for employees of all backgrounds and seeks to actively support, promote, and maintain a culture that fosters inclusion and diversity with respect to age, disability, gender identity or expression, ethnicity, military veteran status, national origin, race, religion, sexual orientation, and other backgrounds and experiences. Cibus has a highly matrixed team that fosters diversity in ideas and background with 48 percent of the full-time employees holding advanced degrees and approximately half of the full-time employees who are women. Cibus is committed to continuing to improve representation and diversity, while fostering a welcoming environment where everyone belongs.

The Company's dynamic culture has been developed over time by teams of employees who represent six major components of engagement:

•Team Building

•Diversity, Equity, and Inclusion

•Communications

•Wellness

•Social Events

•Safety Action

These components are important threads which weave through the Company's culture and encourage involvement and empowerment, while providing everyone with the ability to positively influence the work environment.

RESEARCH AND DEVELOPMENT

Cibus’ R&D is involved in multiple aspects of platform and trait development. It is involved in building the crop-specific single cell platforms that are integral to the Trait Machine process. In addition, they are integral to the development and implementation of the RTDS and ODM gene editing technologies and the development building and implementation of the crop-specific platforms with the Trait Machine process. The team has technical expertise in genomics, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, cell biology, plant physiology, plant breeding, and strain engineering. Cibus’ R&D activities are conducted at both its San Diego, California and Roseville, Minnesota facilities. Cibus has made, and will continue to make, substantial investments in R&D. Its R&D expenses were $42.4 million and $11.6 million for the years ended December 31, 2023, and 2022, respectively.

SEASONALITY

The agriculture industry is highly seasonal. The sale of plant and seed products is dependent upon growing and harvesting seasons, which vary from year-to-year and across geographies as a result of weather-related shifts in planting schedules and purchase patterns of farmers. Seasonality in the seed industry is expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability for Cibus’ business and may be further impacted by climate change.

CORPORATE INFORMATION

Cibus, Inc. (formerly known as Calyxt, Inc.) incorporated in Delaware on January 8, 2010. Cibus Global, LLC (Cibus Global), a Delaware limited liability company and a subsidiary of the Company, was formed on May 10, 2019. Prior to this, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on November 5, 2001. The Company’s principal executive offices, are located at 6455 Nancy Ridge Drive, San Diego, California 92121, and its telephone number is (858) 450-0008. The Company also maintains a website at www.cibus.com. The information contained in, or that can be accessed through, its website is not part of this report.

AVAILABLE INFORMATION

The Company files or furnishes periodic reports and amendments thereto, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, proxy statements, and other information with the SEC. On the Company’s website located at www.cibus.com, investors can obtain, free of charge, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other filings with the SEC as soon as reasonably practicable after it electronically files or furnish such information with the SEC. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. The website can be accessed at www.sec.gov.

Item 1A. Risk Factors.

This section includes a discussion of what the Company believes to be the material factors that make an investment in the Company speculative or risky and that could affect its business, operating results, financial condition, and future growth prospects or cause actual results to differ materially from those contained in forward-looking statements the Company has made or may make from time-to-time. In these circumstances, the market price of the Company's Class A Common Stock could decline, and you may lose all or part of your investment. Cibus cannot assure you that any of the events discussed below will not occur. Further, the risks described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, may occur or become material in the future. You should carefully consider these risk factors in connection with Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” the consolidated financials, and the other information in this Annual Report.

Risks Related to Cibus’ Business and Operations

Cibus has incurred significant losses and anticipates that it will continue to incur significant losses for several years.

Cibus’ business is currently primarily focused on R&D of plant gene editing. While Cibus has established commercial relationships with seed company counterparties, it presently does not have any revenue generating commercial contract with such seed companies. Accordingly, the Company has only a limited operating history upon which to evaluate its business and long-term prospects.

Cibus has historically incurred net losses and had an accumulated deficit. Cibus anticipates that its expenses will increase substantially if it, directly or through partners, broadens its R&D activities with respect to additional crops and future productivity traits (including conducting requisite field trials for productivity trait validation) or pursues R&D activities in respect of sustainable ingredients products. Cibus’ expenses will also increase as it continues to invest in scaling of its high-throughput semi-automated gene editing system, the Trait Machine; seeks to expand its operational footprint in light of evolving global regulatory regimes applicable to plant gene editing; actively maintains, protects, expands, and defends its intellectual property portfolio; and engages in other activities that may further the development of its business. Accordingly, Cibus expects to continue to incur significant expenses and operating losses for at least the next several years.

The amount of Cibus’ future net losses will depend, in part, on the amount of its future operating expenses and the pace at which they are incurred, the satisfaction of its Royalty Liability (as defined herein) and its interest expense related thereto, and its ability to obtain funding through its licensing activities, through equity or debt financings, or through grants or partnerships.

As a result of its present lack of commercial revenue and significant expenses, Cibus has concluded that there is substantial doubt about its ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included with this Annual Report on Form 10-K.

Cibus’ ability to continue as a going concern will depend on its ability to obtain additional financing in the near term.

As of December 31, 2023, Cibus had $32.7 million of cash and cash equivalents. Current liabilities were $21.3 million as of December 31, 2023.

In the absence of significant additional financing, there will likely continue to be substantial doubt about Cibus’ ability to continue as a going concern. To finance Cibus’ continued operations under its current business plan over the next 12 months, Cibus will need to raise additional capital in addition to incremental proceeds raised pursuant to its ongoing at-the-market (ATM) equity program. Such financing may not be available within Cibus’ required timeframes, on acceptable terms, or at all.

In light of the foregoing needs and constraints on the Company's capital resources, its Board of Directors will continue to evaluate a full range of strategic alternatives to maximize shareholder value, which may include potential equity or debt financing transactions, business combination transactions (including an acquisition or merger transaction), sales of assets, licensing, and other strategic transactions. Certain potential strategic transaction alternatives could (i) result in substantial additional dilution to existing stockholders, (ii) result in the issuance of securities with preferences over Cibus’ existing Common Stock, (iii) subject the Company to covenants that impose operational restrictions, (iv) require it to relinquish potentially valuable rights to pipeline traits or proprietary technologies, (v) result in the granting of licenses on terms that are not favorable to the Company, or (vi) have a material adverse effect on the market price of the Class A Common Stock.

In addition, on October 18, 2023, Cibus implemented a strategic realignment pursuant to which the Company initiated cost reduction initiatives designed to preserve capital resources for the advancement of Cibus’ priority objectives, which initiatives included reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations. Cibus’ management continues to evaluate and closely manage its capital resources and initiatives in view of current constraints.

If Cibus fails to obtain substantial funding or consummate a strategic transaction in the next several months and is unable to continue as a going concern, it may be required to discontinue or delay one or more of its development programs or to wind-down its business through the initiation of bankruptcy proceedings. In the event of a wind-down, it is likely that holders of Cibus’ Common Stock will lose all or part of their investment. If Cibus seeks additional financing to fund its business activities in the future and there is substantial doubt about its ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to Cibus on commercially reasonable terms or at all.

Cibus faces significant competition and many of its competitors have substantially greater financial, technical, and other resources than Cibus does.

The markets in which Cibus operates are highly competitive, and Cibus faces significant competition in its business.

In agriculture, competition for improving plant genetics comes from traditional and advanced plant breeding techniques, as well as from the development of desirable plant traits through gene editing techniques. Competition for the discovery of new desirable traits based on biotechnology is likely to come from a relatively small number of major global agricultural chemical companies, smaller biotechnology research companies and institutions, and academic institutions. For improving crop yields, Cibus’ traits compete as a system with other practices, including the application of crop protection chemicals, fertilizer formulations, farm mechanization, other biotechnology, and information management. Programs to improve genetics and chemistry are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with a broader set of companies. With respect to the development of sustainable ingredients, competition comes from traditional chemical and non-sustainable ingredients primarily produced by global health and nutrition companies, large international chemical companies, and companies specializing in specific products, such as flavor or fragrance ingredients, as well as from emerging alternatives produced from renewable sources, including fermentation and synthetic biology.

Many of Cibus’ current or potential competitors, either alone or with their R&D or collaboration partners, have significantly greater financial resources and expertise in R&D, marketing, and licensing than Cibus does and invest substantial resources in ongoing R&D. Further, many competitors have well-developed networks for their products, including valuable historical relationships with potential customers that it is seeking to engage with. Smaller or early-stage companies may also prove to be significant competitors, particularly through R&D and collaborative arrangements with large and established companies. Competitors also compete with Cibus in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, Cibus’ programs. Future mergers and acquisitions may result in a concentration of resources among an increasingly smaller number of competitors. In addition, large seed companies that Cibus intends as potential customers may seek to bring gene editing capabilities in-house, which may reduce the available customer pool for Cibus.

Cibus’ ability to compete depends on its ability to anticipate market demands and responsively innovate in an efficient manner. At the heart of Cibus’ innovation activities is its proprietary RTDS technologies. If Cibus’ competitors are able to refine existing alternative gene editing technologies to be, or develop new gene editing technologies that are, superior to its RTDS technologies, Cibus may face reputational damage and a decline in the demand for its products.

Ultimately, if Cibus cannot demonstrate that its products are better alternatives to existing or future product options, Cibus may not succeed in its markets, or its technologies may be rendered obsolete or uneconomical, which would adversely affect its business, results of operations, and financial condition.

Cibus' success depends, in part, on its ability to effectively estimate future demand.

Due to the lead time involved in developing a gene edited plant product, Cibus and its licensee customers must make a number of assumptions and estimates regarding the commercial feasibility of development, including assumptions and estimates regarding the demand for end-products containing Cibus licensed intellectual property, the existence or non-existence of products being simultaneously developed by competitors, global and regional agricultural and macro-economic conditions, and potential market penetration and obsolescence, whether planned or unplanned.

Any failure to realize such demand forecasts for Cibus’ products or downstream products containing Cibus’ intellectual property could have a material adverse effect on Cibus’ business, results of operations, and financial condition. As a result, it is possible that Cibus and its licensee customers may invest substantial time and resources to develop intellectual property for a contemplated product that is quickly displaced or that addresses a market that no longer exists or is smaller than previously thought.

Cibus’ business activities are currently conducted at a limited number of locations, and damage or business disruptions at these locations would have an adverse effect on its business.

Cibus’ current headquarters, as well as its Oberlin Facility, are located in San Diego, California. At present, Cibus’ R&D operations are conducted at both its San Diego, California and Roseville, Minnesota facilities. In addition, Cibus’ first generation parent seed is also produced by Cibus staff in greenhouses near its headquarters and hybrids designated for testing are developed using several different cooperators, primarily in Chile.

Cibus takes precautions to safeguard its facilities, including restricting access to its facilities, maintaining customary insurance coverage, implementing safety protocols, and keeping critical research results and computer data backed-up on off-site storage networks. However, damage to, or destruction of, critical facilities, equipment, inventory or development projects, or any business disruptions at Cibus’ critical locations, whether due to natural disasters, acts of vandalism, or otherwise, could cause substantial delays in R&D activities and commercial licensing efforts and could cause Cibus to incur additional expenses.

Cibus’ research and development efforts may be slower than expected and not be successful.

The development and advancement of Cibus’ gene edited trait products entail substantial R&D efforts using complex technology platforms, such as its RTDS. These development efforts require significant investments, including expenses relating to laboratory infrastructure as well as greenhouse and field testing.

Historically, Cibus has incurred significant R&D expenses. Cibus intends to continue to invest in R&D to develop and validate its technologies, productivity traits, and other gene edited plant-based products. Notwithstanding its investments in R&D, there is significant risk that Cibus will not be able to achieve its development goals in the desired timeframe or at all, and Cibus may not realize significant product revenue in the near term, if ever.

Moreover, the application of gene editing technologies can be unpredictable and may prove to be unsuccessful when attempting to achieve desired productivity traits in different crops and plants or to produce gene edited plant-based products at scale. For example, Cibus may be unable to achieve a desired trait using its RTDS, or Cibus’ productivity traits that perform in the greenhouse may not achieve similar performance levels in the field, or may achieve varying performance levels as a result of environmental and geographic conditions. Any such outcomes or variations could substantially harm Cibus’ ability to license the relevant intellectual property for such products. Even if successfully executed, the value that Cibus ascribes to its products may not be recognized or accepted by potential licensors or their downstream end-user customers.

Lastly, the field of gene editing in plants is still in its early stages. Unexpected or negative developments from the use of RTDS, including with respect to the exhibition of unanticipated undesirable traits or characteristics, could adversely affect the commercial value of Cibus’ product offerings and harm its reputation. In addition, negative developments arising from its competitors’ use of certain gene editing technologies could harm the reputation of gene editing technology, generally.

Cibus intends to license the intellectual property produced through its gene editing technologies to third parties for use in their products and will be dependent on them to successfully commercialize such products.

Cibus’ business model contemplates that it will license to third parties—primarily seed companies—the intellectual property with respect to substantially all of the productivity traits it develops for sale in their product offerings. Cibus’ licensee customers will typically oversee the development and commercialization of seeds containing such licensed intellectual property. In such cases, Cibus’ ability to achieve milestone payments or generate royalties is not within its direct control and will substantially depend on the efforts and success of its licensee customers.

If Cibus’ licensees are delayed or unsuccessful in introducing Cibus’ licensed intellectual property into their products or commercializing the products that contain Cibus’ licensed intellectual property, or if they fail to devote sufficient time and resources to support the marketing and selling efforts of those products, Cibus may not receive royalty payments as expected and its financial results could be harmed. Further, if these licensee customers fail to market products incorporating Cibus’ intellectual property at prices that will achieve or sustain market acceptance for those products, Cibus’ royalty revenues could be further harmed.

Customer relationships that Cibus establishes may not result in revenue generating commercial contracts.

In light of the nature of Cibus’ relationship with seed companies, Cibus refers to seed companies as “customers” when Cibus commences a collaboration process to make edits in such seed companies’ elite germplasm. All such collaboration processes begin with an agreement on the material transfer of the customer’s elite germplasm to Cibus for editing and agreement on the specific edits to be performed, following which the gene editing germplasm is delivered back to the seed company for validation. Although Cibus believes that the initiation of this collaboration process with the entry into a material transfer agreement reflects the parties’ joint intent of commercializing the Cibus trait in the customer’s elite germplasm, seed companies are generally not obligated under such agreements to advance toward commercialization. In order to convert such early relationships into revenue generating commercial arrangements, Cibus will need to negotiate commercial contract terms following the customers’ trait validation. If Cibus fails to do so, or if the terms of such commercial contracts are not attractive, Cibus’ business, results of operations, and financial condition may be adversely effected.

Any partnerships that Cibus may enter into in the future may not be successful.

Cibus may seek R&D partnerships or joint venture arrangements with third parties for the development or commercialization of certain intellectual property. To the extent that Cibus pursues such arrangements, Cibus will face significant competition in seeking appropriate partners. Moreover, such arrangements are complex and time consuming to negotiate, document, implement, and maintain. Cibus may not be successful in establishing or implementing such arrangements. The terms of any partnerships, joint ventures, or other arrangements that Cibus may establish may not be favorable to Cibus.

The success of any future partnerships or joint ventures is uncertain and will depend heavily on the efforts and activities of Cibus’ partners. Such arrangements are subject to numerous risks, many of which are outside of Cibus’ control, including the risks that:

•its partners may have significant discretion in determining the efforts and resources that they will apply to the arrangement;

•its partners may not contribute sufficient capital or resources toward development in light of changes in strategic focus, competing priorities, availability of funding or capital resources, or other external factors;

•its partners may delay or abandon development efforts, fail to conduct R&D activities that produce sufficient conclusory data, or provide insufficient funding;

•its partners could develop, independently or with third parties, intellectual property or products that compete with Cibus’ products;

•partners who license intellectual property rights from Cibus may not commit sufficient resources to, or otherwise not perform satisfactorily in executing, downstream product commercialization activities;

•to the extent that such arrangements provide for exclusive rights, Cibus may be precluded from collaborating with others;

•its partners may not properly maintain or defend Cibus’ intellectual property rights, or may use Cibus’ intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate Cibus’ intellectual property or proprietary information or expose Cibus to potential liability;

•disputes may arise between Cibus and a partner that causes the delay or termination of R&D activities or downstream product commercialization efforts, or that result in costly litigation or arbitration that diverts management attention and resources;

•such arrangements may be terminated, and, if terminated, may result in a need for additional capital for Cibus’ independent pursuit of matters previously covered by such arrangement;

•its partners may own or co-own intellectual property that results from its arrangement; and

•a partner’s activities may not be in compliance with applicable laws resulting in civil or criminal proceedings.

If ongoing or future field trials are unsuccessful, Cibus may be unable to complete the development of productivity trait candidates on a timely basis or at all.

Cibus relies on field trials to evaluate and demonstrate the efficacy of productivity traits that it has developed and evaluated in greenhouse conditions. Field trials allow Cibus to test the productivity traits that it has developed as well as to increase seed production, and to measure performance across multiple geographies and conditions. The successful completion of field trials is critical to the success of Cibus’ productivity trait development efforts and supports its licensing efforts with respect to its productivity trait candidates.

If Cibus’ ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse effects on the agronomic performance of seeds with its traits, or if the field trials do not produce reliable data, Cibus’ productivity trait development efforts could be delayed, subject to additional regulatory review, or abandoned entirely. In addition, in order to support its licensing efforts, it is necessary to collect data across multiple growing seasons and from different geographies. Even in cases where initial field trials are successful, Cibus cannot be certain that additional field trials conducted on a greater number of acres or in different geographies will also be successful. Many factors that are beyond Cibus’ control may adversely affect the success of these field trials, including unique geographic conditions, weather and climatic variations, disease or pests, or acts of protest or vandalism. Field trials, which may take up to 2-3 years, are costly, and any field trial failures that Cibus may experience may not be covered by insurance and, therefore, could result in increased costs, which may negatively impact its business and results of operations.

Cibus relies on third parties to conduct, monitor, support, and oversee field trials, and any performance issues by them may impact Cibus’ ability to successfully commercialize products or license traits.

Cibus currently relies on third parties, such as growers, consultants, contractors, and universities, to conduct, monitor, support, and oversee its field trials. Because field trials are conducted in multiple geographies, it is often difficult for Cibus to monitor the daily activity of the work being conducted by such third parties that it engages. Although Cibus provides its third parties with extensive protocols regarding the establishment, management, data collection, harvest, transportation, and storage of its productivity trait candidates, Cibus has limited control over the execution of field trials. Poor field trial execution or data collection, failure to follow required agronomic practices, protocols, or regulatory requirements, or mishandling of productivity trait candidates by these third parties could impair the success of Cibus’ field trials. Any such failures may result in delays in the development of Cibus’ productivity trait candidates or generate additional costs. Ultimately, Cibus remains responsible for ensuring that each of its field trials is conducted in accordance with the applicable protocol, legal and regulatory, and agronomic standards, and its reliance on third parties does not relieve Cibus of its responsibilities. Should such third parties fail to comply with these standards, Cibus’ ability to develop its productivity trait candidates for licensing could be adversely impacted, and Cibus may be forced to incur additional costs in regaining compliance.

Additionally, if Cibus is unable to enter into, or maintain, agreements with such third parties on acceptable terms, or if any such engagement is terminated prematurely, Cibus may be unable to conduct or complete its field trials in the manner it anticipates. If Cibus’ relationship with any of these third parties is terminated, Cibus may be unable to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding third parties can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when any new third party commences field trial work. As a result, delays may occur, which could materially impact Cibus’ ability to meet its desired development timelines.

Cibus may lack the necessary expertise, personnel, and resources to effectively license its priority productivity trait products.

To successfully license the intellectual property underlying Cibus’ priority productivity trait products, Cibus must develop, foster, and maintain commercial relationships with a range of potential seed company customers, including potential customers that may have long-standing historical relationships with competitors or that may have, or be developing, in-house gene editing capabilities. In order to be successful in this regard, Cibus will need to develop and enhance its commercial team to both establish new relationships as well as to maintain relationships with existing seed company customers. To foster the commercial success of Cibus’ licensee customers in effectively marketing and commercializing their products containing Cibus licensed intellectual property, Cibus will need to develop and build-out its understanding of the seed industry and such customers’ capabilities.

Factors that may affect Cibus’ ability to effectively license its intellectual property and support its licensee’s commercialization efforts include its ability to: recruit and retain adequate numbers of qualified personnel, effectively develop relationships with potential licensee customers in the seed industry, secure license agreements with companies requiring them to undertake specific commercialization activities within specified timeframes, and persuade downstream farmers to purchase and use seed products that integrate Cibus licensed intellectual property. Developing and maintaining such capabilities requires significant investment, is time consuming and could delay the licensing of Cibus’ intellectual property with respect to productivity traits or the commercial launch of its licensees’ seed products.

Interruptions in the production or transportation of parent seeds could adversely affect Cibus’ operations and profitability.

With respect to productivity traits, Cibus’ licensee customers will provide elite germplasm to Cibus so that Cibus may introduce a desired productivity trait. Cibus will produce parent or hybrid seeds containing such productivity traits for the licensee customer. Cibus’ licensee customers would then utilize the parent seed containing Cibus’ traits to produce their own hybrids. Cibus will rely on contract seed producers for such parent seed production.

Poor execution, failure to follow required agronomic practices, protocols, or regulatory requirements, or mishandling of productivity trait candidates by these contract seed producers could adversely affect products. Any such failures may result in delays in Cibus’ ability to deliver parent seed to Cibus’ licensee customers in a timely manner. Such delays could adversely affect the ability of Cibus’ licensee customers to deliver hybrid seed products to farmers to meet their planting window. Cibus’ dependency upon timely seed deliveries means that interruptions or stoppages in such deliveries, or delays or limitations with respect to seed production, could adversely affect Cibus’ operations until alternative arrangements could be made. Such a delay would adversely affect Cibus’, and its licensee customers’, reputations and revenues and could result in write-offs of inventory. If Cibus was unable to produce the necessary seed for an extended period of time for any reason, its business, customer relations, and operating results could suffer.

Cibus may not be able to identify suitable seed producers to meet its production needs. If Cibus does identify suitable seed producers, it may not be able to enter into cost effective agreements on acceptable terms. If any contract seed producers whom Cibus engages fail to perform their obligations as expected or breach or terminate their agreements with Cibus, or if Cibus is unable to secure the services of such third parties when and as needed, Cibus may lose opportunities to generate revenue from product sales.

Cibus’ products may not achieve commercial success quickly or at all.

Cibus intends to license intellectual property with respect to its RTDS-developed productivity traits and sustainable ingredient products to third parties. Cibus’ productivity traits are in various stages of development and sustainable ingredient products would be developed solely in response to customer demand. There are no established channels to market for the commercialization by potential licensee customers of any of Cibus’ products. If Cibus is unable to license its productivity traits and sustainable ingredient products on a significant scale, then Cibus may not be successful in building a profitable business.

Cibus expects to price its licenses based on its assessment of the value that Cibus’ productivity traits or sustainable ingredient products will provide within the relevant end product market dynamics, rather than on the cost of production. If licensees, commercial product end users, or other market participants attribute a lower value to Cibus’ productivity traits or sustainable ingredient products than Cibus does, they may not be willing to pay the premiums that Cibus expects to charge. Pricing levels may also be negatively affected if Cibus’ productivity traits or sustainable ingredient products traits are unsuccessful or suboptimal in producing or exhibiting the characteristics expected by Cibus and its licensees.

Public understanding of Cibus’ RTDS technologies and public perception and acceptance of gene editing technologies, including Cibus’ RTDS technologies, could affect Cibus’ sales and results of operations.

The ability of Cibus’ licensees to successfully commercialize products containing Cibus’ intellectual property depends, in part, on public understanding and acceptance of gene editing.

Such understanding is particularly relevant with respect to plant gene editing, where end products may enter consumer food supply chains. Farmers, seed companies, and end-product consumers may not understand the nature of Cibus’ RTDS technologies or the scientific distinction between Cibus’ non-transgenic products and processes and transgenic products and processes of competitors. As a result, these parties may transfer negative perceptions and attitudes regarding transgenic products to Cibus’ products and productivity trait candidates. A lack of understanding of Cibus’ RTDS technologies may also make consumers more susceptible to the influence of negative information provided by opponents of biotechnology. Some opponents of biotechnology actively seek to raise public concern about gene editing, whether transgenic or non-transgenic, by claiming that plant products developed using biotechnology are unsafe for consumption or use, pose risks of damage to the environment, or create legal, social, and ethical dilemmas. The commercial success of Cibus’ trait candidates may be adversely affected by such claims, even if unsubstantiated. In addition, extreme opponents of biotechnology have vandalized the fields of farmers planting biotech seeds and facilities used by biotechnology companies. Any such acts of vandalism targeting the fields of farmers planting seed with Cibus traits, Cibus’ field testing sites, or its research, production, or other facilities, could adversely affect Cibus’ sales and costs.

Negative public perceptions about gene editing can also affect the regulatory environment in the jurisdictions in which Cibus is targeting the licensing of its intellectual property. Any increase in such negative perceptions or any restrictive government regulations in response thereto, could have a negative effect on Cibus’ business and may delay or impair its ability to enter licensing agreements or to receive milestone and royalty payments pursuant to such licensing arrangements.

Risks Related to the Agriculture Industry

Cibus’ estimates and forecasts with respect to total acres, accessible acres, trait fees, and assumptions regarding Cibus’ trait penetration rates and potential market share may prove to be inaccurate.

Estimates about current markets and market opportunity estimates, projections, and forecasts are based on assumptions and estimates by Cibus’ management that may not prove to be accurate and are therefore inherently uncertain. Cibus’ management makes estimates that it believes to be reasonable based on currently available information, but estimates, projections, and forecasts relating to the size and expected growth of Cibus’ industry, the biotech seeds market, the market for productivity traits and expected trait penetration, and estimates regarding Cibus’ ability to capture accessible acres may prove to be materially inaccurate. In addition, management’s estimates about the incremental value increase that a novel, newly developed productivity trait may produce, may prove to be materially inaccurate.

In particular, management’s estimates, projections, and forecasts include an assumption that changes are likely to be made to the EU regulatory landscape that would enable Cibus’ productivity traits to be licensed for use in seed distributed in EU member states. This assumption could prove to be incorrect and if the RTDS technologies by which Cibus’ productivity traits are developed continue to be subject to GMO regulation in the EU, Cibus’ estimates, projections, and forecasts would need to be materially revised. Assumptions regarding uncertain regulatory outcomes are subject to numerous risk. See “ —Risks Related to Regulatory and Legal Matters.”

Even if Cibus’ general industry and market projections and forecasts are achieved, Cibus’ business could fail to realize management’s expectations with respect to Cibus’ ability to compete effectively, including by capturing addressable acres and realizing management’s expectations regarding trait values.

The overall agricultural industry is susceptible to commodity and raw material price changes.

Prices for agricultural commodities and their byproducts are often volatile and sensitive to local and international changes in supply and demand caused by a variety of factors, including general economic conditions, farmer planting and selling decisions, government agriculture programs and policies, global and local inventory levels, demand for biofuels, weather and crop conditions, food safety concerns, government regulations, and demand for and supply of, competing commodities and substitutes. As a result, Cibus may not be able to anticipate or react to changing costs by adjusting its practices, which could cause its operating results to deteriorate. Cibus may engage in hedging or other financial transactions to mitigate these risks. If these efforts are not successful, it could materially affect Cibus’ business, operating results, and prospects and cause the value of its securities to decline.

The successful licensing of Cibus’ productivity trait candidates, and the commercialization by seed partners of seed products containing these traits, may also be adversely affected by fluctuations in the prices of agricultural commodities and agricultural inputs, such as fertilizer, energy, labor, and water, in each case caused by market factors beyond Cibus’ control. Changes in the prices of certain raw materials used by farmers in growing Cibus’ crops could result in higher overall costs along the agricultural supply chain. Depending on the nature of such price changes, the cultivation of certain crops could be impacted to a greater extent than others. While increases in certain costs could make certain of Cibus’ productivity traits more valuable, increases in certain raw material costs could adversely affect demand for Cibus’ productivity traits, including as a result of farmers being less willing to transition to new and unfamiliar seed products containing Cibus traits.

Adverse weather and environmental conditions and natural disasters can cause significant costs and losses.

Cibus’ revenues will depend, in part, on trait royalties paid to Cibus from seed sales by the companies that license Cibus’ productivity traits for their commercial seed products. Cibus’ licensees’ seed crops are vulnerable to adverse weather conditions, including windstorms, floods, drought, and temperature extremes, which are common but difficult to predict. In addition, such seed crops are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, and climatic conditions. The weather also can affect the quality, volume, and cost of seed produced for sale as well as demand and product mix. In addition, climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts, and other events that could affect the quality, volume, and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. Unfavorable growing conditions can reduce both crop size and quality.

Although Cibus licenses its traits to seed companies that are responsible for the growing of their seed directly, these factors can still impact Cibus by potentially decreasing the quality and yields of seed containing Cibus’ productivity traits and reducing Cibus’ licensees’ available inventory. These factors can adversely impact Cibus’ licensees sales, which would result in lower royalty payments to Cibus, which in turn may have a material adverse effect on Cibus’ business, results of operations, and financial condition.

The agricultural industry is highly seasonal, which may cause Cibus’ sales and operating results to fluctuate significantly.

The sale of plant and seed products is dependent upon growing and harvesting seasons, which vary from year-to-year and across geographies as a result of weather-related shifts in planting schedules and purchase patterns of farmers. Seasonality in the seed industry is expected to result in both highly seasonal patterns and substantial fluctuations in quarterly sales and profitability for Cibus’ business and may be further impacted by climate change.

Seasonality also relates to the limited windows of opportunity that farmers have to complete required tasks at each stage of crop cultivation. Weather and environmental conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, excessively hot or cold weather, drought, or fire, affect decisions by farmers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Should adverse conditions occur during key growing and harvesting seasons, such conditions could substantially impact demand for agricultural inputs. Any delayed or cancelled orders as a result of such conditions would negatively affect the quarter in which they occur and cause fluctuations in Cibus’ operating results.

Risks Related to Regulatory and Legal Matters

Regulatory requirements in certain jurisdictions for gene edited products are evolving, and adverse regulatory changes could have a significant negative impact on Cibus’ ability to develop and commercialize its product candidates.

Although the regulatory framework applicable to Cibus and its trait products in several strategically important jurisdictions, such as the United States, Canada, and certain Latin American countries, is currently favorable, there can be no guarantee that the governing regulations in such jurisdictions will not change. Governments of, or regulators within, such jurisdictions could institute new laws or regulations, modify existing laws or regulations, or change the way they interpret existing laws and regulations, in each case, in a way that subjects Cibus and its trait products to more burdensome standards. If the regulatory frameworks in strategically important jurisdictions changes in a manner adverse to the Company's interests, this could substantially increase the time and costs associated with required regulatory activities of Cibus and its customers. If the regulatory burden and expense required for the utilization of Cibus’ products becomes too significant, its customers may seek alternatives that involve lesser regulatory costs.

In key strategic jurisdictions, such as the United States, the Company's productivity trait candidates are not considered “regulated” articles, and therefore are not subject to the substantially more burdensome regulations applicable to regulated articles, such as GMOs or plant pests. In the event that any of Cibus’ productivity trait candidates are determined by applicable regulators to be regulated articles or plant pests, Cibus would be required to comply with a more onerous regulatory framework, which may include extensive permitting and notification requirements. Moreover, Cibus cannot assure you that applicable regulators will analyze any of Cibus’ future productivity trait candidates in a manner consistent with their analysis of Cibus’ products or productivity trait candidates to date. Complying with regulatory frameworks applicable to regulated articles or plant pests, even in respect of a limited number of products, would be a costly, time consuming process and could substantially delay or prevent the commercialization of Cibus' products.

Potential changes in regulatory frameworks that would be beneficial to Cibus may not come to fruition or may have features that are not advantageous to Cibus.

For example, the existing EU regulatory framework considers organisms obtained by modern mutagenesis plant breeding technologies, including the technologies utilized for substantially all productivity traits in Cibus’ current pipeline, as GMOs. As a result, the current EU regulatory framework effectively precludes access to potential licensee customers in the EU with respect to Cibus’ gene edited productivity traits.

As described under “Item. 1 Business—Government Regulations and Product Approval—European Union,” following a multi-year regulatory process, on July 5, 2023, the European Commission proposed the NGT Proposal, which would enable certain gene editing to be regulated similar to conventional breeding. On February 7, 2024, the European Parliament adopted its position on the European Commission’s proposal, generally accepting the principles proposed by the European Commission in the NGT Proposal, subject to a number of amendments. Although the Company is encouraged by the progress to date toward relaxation of the EU regulatory framework, the final text of any legislation and its ultimate adoption remain subject to political negotiations between the European Council and the European Parliament. There have been vocal opponents to the NGT Proposal in Europe, including within the European Council and the European Parliament, and such legislation may not be adopted in its current form or at all. Further, even if ultimately adopted in the EU, the final form of such legislation may have features that are not advantageous to or may even be detrimental to Cibus. For example, the NGT Proposal, as adopted by the European Parliament, proposes to ban all patents on NGT plants, plant parts or material, the genetic information that they may contain, and processes to obtain such plants, which ban could potentially have a retroactive effect. If the NGT Proposal is adopted by the EU member states without further changes, this proposed patent ban could be readily implemented through amendments to existing regulations. If a ban on patents for NGT plants, their genetic information, or the processes to obtain NGT plants were to go into effect in the EU, this could have an adverse impact on the Company's ability to sufficiently protect its patent portfolio and its proprietary intellectual property, which is essential to the Company's business and operations. Additional amendments may be adopted during the negotiations between the European Council and the European Parliament that could have a material adverse impact on the Company's business and which could make the EU an unattractive market for the Company's products.

Moreover, even if favorable regulatory changes are adopted in a jurisdiction, such changes may require a substantial amount of time to be fully implemented. Although there cannot be any guarantee that any regulatory changes will be adopted in the EU, Cibus’ management has given effect to the adoption and timely implementation of a favorable regulatory framework in estimating accessible acres and other forward-looking forecasts. In the event that favorable regulatory developments in the EU are not adopted or timely implemented, Cibus’ estimates and forecasts may require substantial revisions, which could have a material adverse effect on the Company's operations or financial results.

Further, even if the legal and regulatory regime in jurisdictions that currently have a restrictive regulatory framework, such as the EU, are relaxed, there can be no assurance that Cibus’ licensed productivity traits will be accepted by consumers and other market participants in such jurisdictions.

The regulatory environment varies greatly from region-to-region and in many countries is less developed than in the United States and the European Union.

Outside of the United States and the EU, the regulatory environment around gene editing in plants and microorganisms is uncertain and varies greatly from jurisdiction-to-jurisdiction. Each jurisdiction may have its own regulatory framework regarding GMOs, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods, which may encapsulate products containing Cibus licensed intellectual property. Although there has generally been a positive regulatory trend toward the acceptance of non-transgenic gene editing technologies, Cibus cannot predict how the global regulatory landscape regarding gene editing in plants will evolve, and Cibus may incur increased regulatory costs as regulations change in the jurisdictions in which it operates.

Products containing Cibus’ productivity traits may be subject to enhanced regulation.

Some products containing Cibus’ productivity traits may be subject to FDA food product regulations or EPA environmental impact regulations. Under the FDA, any substance that is reasonably expected to become a food or animal feed component or additive is subject to FDA premarket review and approval, unless generally recognized among qualified experts as having been adequately shown to be GRAS or the use of the substance is otherwise excluded from the “food additive” definition. The FDA may classify some or all of Cibus’ productivity traits as containing a food additive that is not GRAS or otherwise determine that further review is required. Such classification would cause these productivity traits to require premarket approval, which could delay a licensee customer’s commercialization of products containing these productivity traits.

The FDA’s thinking on the use of genome editing techniques to produce new plant varieties that are used for human or animal food continues to evolve, and in January 2017, the FDA announced an RFC seeking public input to help inform its thinking about human and animal foods derived from new plant varieties produced using genome editing techniques. If the FDA enacts new regulations or policies with respect to gene edited plants, such policies could result in additional compliance costs and/or delay the commercialization of any products containing Cibus’ productivity trait candidates, which could adversely affect Cibus’ profitability.

Similarly, in some instances, products containing Cibus’ productivity traits may be subject to EPA environmental impact regulations.

In each case, such classification could substantially increase the time and costs associated with required regulatory activities of Cibus and its customers. If the regulatory burden and expense required becomes too significant, Cibus’ customers may seek alternatives that involve lesser regulatory costs.

Cibus uses hazardous chemicals and biological materials in its business. Compliance with environmental, health, and safety laws and regulations, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

Cibus is subject to federal, state, local, and foreign environmental, health, and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture, and disposal of hazardous materials and wastes discharge of pollutants into the environment, and human health and safety matters. Cibus’ R&D processes may involve the controlled use of hazardous materials, including chemicals and biological materials. Cibus cannot eliminate the risk of contamination or discharge and any resultant injury from these materials. Cibus may be sued for any injury or contamination that results from its use or the use by third parties of these materials, or may otherwise be required to remediate such contamination, and Cibus’ liability with respect to such claims may exceed any insurance coverage that it maintains or the value of its total assets. Compliance with environmental, health, and safety laws and regulations is time consuming and expensive. If Cibus fails to comply with these requirements, it could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, Cibus cannot predict the impact on its business of new or amended environmental, health, and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair Cibus’ research, development, or production efforts.

Cibus is subject to governmental export and import controls that could impair its ability to compete in international markets due to licensing requirements and subject Cibus to liability if it is not in compliance with applicable laws.

Cibus’ productivity trait and sustainable ingredient candidates are subject to export control and import laws and regulations, including the United States Export Administration Regulations, United States Customs regulations, and various economic and trade sanction regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls. Exports of Cibus’ technologies must be made in compliance with these laws and regulations. If Cibus fails to comply with these laws and regulations, Cibus and certain of its employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on Cibus and the responsible employees or managers; and, in extreme cases, the incarceration of the responsible employees or managers.

In addition, changes in Cibus’ technologies or changes in applicable export or import laws and regulations may create delays in the introduction and sale of products containing Cibus’ technologies in international markets, prevent Cibus’ customers from deploying their products or, in some cases, prevent the export or import of Cibus’ technologies to certain countries, governments, or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of Cibus’ technologies, or in its decreased ability to export or sell its products to existing or potential customers. Any decreased use of Cibus’ technologies or limitation on Cibus’ ability to export or sell such technologies would likely adversely affect its business, results of operations, and financial condition.

Risks Related to Intellectual Property

Cibus’ ability to compete may decline if it does not adequately protect its intellectual property proprietary rights.

Cibus’ commercial success depends, in part, on obtaining and maintaining proprietary rights to its and its licensors’ intellectual property as well as successfully defending these rights against third party challenges. Cibus will only be able to protect against unauthorized use of its intellectual property by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover it. Such protection, where available, will be inherently limited by the limited lifespan of patent protections, which varies by country (with protection in the United States generally available for 20 years after the first effective filing date, subject to the availability of certain extensions). Cibus’ ability to obtain patent protection for its productivity trait or sustainable ingredient products, processes, and technologies is uncertain due to a number of factors, including:

•Cibus or its licensors may not have been the first to invent the technology covered by Cibus’ or their pending patent applications or issued patents;

•Cibus cannot be certain that it or its licensors were the first to file patent applications covering Cibus’ productivity trait or sustainable ingredient product, processes. or technologies, as patent applications in the United States and most other countries are confidential for a period of time after filing;

•others may independently develop identical, similar, or alternative productivity trait or sustainable ingredient product, processes, and technologies;

•the disclosures in Cibus’ or its licensors’ patent applications may not be sufficient to meet the statutory requirements for patentability;

•any or all of Cibus’ or its licensors’ pending patent applications may not result in issued patents;

•Cibus or its licensors may not seek or obtain patent protection in countries or jurisdictions that may eventually provide Cibus a significant business opportunity;

•any patents issued to Cibus or its licensors may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties, which may result in Cibus’ or its licensors’ patent claims being narrowed, invalidated, or held unenforceable;

•Cibus’ productivity trait or sustainable ingredient product, processes, and technologies may not be patentable;

•others may design around Cibus’ or its licensors’ patent claims to produce competitive productivity trait or sustainable ingredient product, processes, and technologies that fall outside of the scope of Cibus’ or its licensors’ patents; and

•others may identify prior art or other bases upon which to challenge and ultimately invalidate Cibus’ or its licensors’ patents or otherwise render them unenforceable.

Even if Cibus owns, obtains, or in-licenses patents covering its productivity trait or sustainable ingredient product, processes, and technologies, Cibus may still be barred from making, using, and selling its productivity trait or sustainable ingredient product, processes, and technologies because of the patent rights or intellectual property rights of others. Others may have filed, and in the future may file, patent applications covering productivity traits or sustainable ingredient products, processes, or technologies that are similar or identical to Cibus’, which could materially affect Cibus’ ability to successfully develop and commercialize its productivity trait or sustainable ingredient product. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to Cibus that may later result in issued patents that Cibus’ productivity traits or sustainable ingredient products, processes, or technologies may infringe. These patent applications may have priority over patent applications filed by Cibus or its licensors.

Obtaining and maintaining a patent portfolio entails significant expense of resources. Part of such expense includes periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications due over the course of several stages of prosecuting patent applications, and over the lifetime of maintaining and enforcing issued patents. Cibus or its licensors may or may not choose to pursue or maintain protection for particular intellectual property in Cibus’ or its licensors’ portfolio. If Cibus or its licensors choose to forgo patent protection or to allow a patent application or patent to lapse purposefully or inadvertently, Cibus’ competitive position could suffer. Furthermore, Cibus and its licensors employ reputable law firms and other professionals to help comply with the various procedural, documentary, fee payment, and other similar provisions Cibus and they are subject to and, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which failure to make certain payments or noncompliance with certain requirements in the patent prosecution and maintenance process can result in abandonment or lapse of a patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, Cibus’ competitors might be able to enter the market, which would have a material adverse effect on Cibus’ business.

Legal action that may be required to enforce Cibus’ patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of Cibus’ or its licensors’ patents or a finding that they are unenforceable. Cibus or its licensors may or may not choose to pursue litigation or other actions against those that have infringed on Cibus’ or their patents, or have used them without authorization, due to the associated expense and time commitment of monitoring these activities. In some cases, the enforcement and defense of patents Cibus in-licenses is controlled by the applicable licensor. If such licensor fails to actively enforce and defend such patents, any competitive advantage afforded by such patents could be materially impaired. In addition, some of Cibus’ competitors may be able to sustain the costs of such litigation or proceedings more effectively than Cibus or its licensors can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite Cibus’ efforts, Cibus may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging Cibus’ intellectual property rights. If Cibus fails to protect or to enforce its intellectual property rights successfully, its competitive position could suffer, which could harm its results of operations.

In addition to patent protection, because Cibus operates in the highly technical field of biotechnology, Cibus relies in part on trade secret protection in order to protect its proprietary technology and processes. However, trade secrets are difficult to protect. Monitoring unauthorized uses and disclosures is difficult, and Cibus does not know whether the steps it has taken to protect its proprietary technologies will be effective. Cibus cannot guarantee that its trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to Cibus’ trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose Cibus’ proprietary information, including its trade secrets, and Cibus may not be able to obtain adequate remedies for such breaches. Cibus enters into confidentiality and intellectual property assignment agreements with its employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by Cibus during the course of the party’s relationship with Cibus. These agreements also generally provide that inventions conceived by the party in the course of rendering services to Cibus will be Cibus’ exclusive property. However, these agreements may be breached or held unenforceable and may not effectively assign intellectual property rights to Cibus.

In addition to contractual measures, Cibus tries to protect the confidential nature of its proprietary information using physical and technological security measures. Such measures may not provide adequate protection for Cibus’ proprietary information. For example, Cibus’ security measures may not prevent an employee or consultant with authorized access from misappropriating Cibus’ trade secrets and providing them to a competitor, and the recourse Cibus has available against such misconduct may not provide an adequate remedy to protect its interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, Cibus’ proprietary information may be independently developed by others in a manner that could prevent legal recourse by Cibus. If any of Cibus’ confidential or proprietary information, including its trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, Cibus’ competitive position could be harmed and its business could be materially and adversely affected.

Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to Cibus, could negatively impact its competitive position.

The patent positions of biotechnology companies and other actors in Cibus’ fields of business can be highly uncertain and typically involve complex scientific, legal, and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biological compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the United States Patent and Trademark Office (USPTO) and foreign patent offices are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated, narrowed, or circumvented. United States patents and patent applications may also be subject to interference proceedings, and United States patents may be subject to reexamination proceedings, post-grant review, inter parties review, or other administrative proceedings in the USPTO. Foreign patents as well may be subject to opposition or comparable proceedings in corresponding foreign patent offices. Challenges to Cibus’ or its licensors’ patents and patent applications, if successful, may result in the denial of Cibus’ or its licensors’ patent applications or the loss or reduction in their scope. In addition, such interference, reexamination, post-grant review, inter parties review, opposition proceedings, and other administrative proceedings may be costly and involve the diversion of significant management time. Accordingly, rights under any of Cibus’ or its licensors’ patents may not provide Cibus with sufficient protection against competitive products or processes and any loss, denial, or reduction in scope of any of such patents and patent applications may have a material adverse effect on Cibus’ business.

Furthermore, even if not challenged, Cibus’ or its licensors’ patents and patent applications may not adequately protect its productivity traits or sustainable ingredient products, processes, or technologies or prevent others from designing their products or technology to avoid being covered by Cibus’ or its licensors’ patent claims. If the breadth or strength of protection provided by the patents Cibus owns or licenses with respect to its productivity traits or sustainable ingredient products, processes, or technologies is threatened, it could dissuade companies from partnering with Cibus to develop, and could threaten its ability to successfully commercialize, its products and productivity trait or sustainable ingredient candidates. Furthermore, for United States patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO in order to determine who was the first to invent any of the subject matter covered by such patent claims.

In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use Cibus’ discoveries or to develop and commercialize Cibus’ technologies and products without providing any notice or compensation to Cibus, or may limit the scope of patent protection that Cibus or its licensors are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending Cibus’ intellectual property rights.

If Cibus or its licensors fail to obtain and maintain patent protection and trade secret protection of Cibus’ productivity trait or sustainable ingredient product, processes, and technologies, Cibus could lose its competitive advantage and competition it faces would increase, potentially reducing revenues and having a material adverse effect on its business.

Cibus will not seek to protect its intellectual property rights in all jurisdictions throughout the world and Cibus may not be able to adequately enforce its intellectual property rights even in the jurisdictions where Cibus seeks protection.

Filing, prosecuting, and defending patents on Cibus’ productivity trait or sustainable ingredient product, processes, and technologies in all countries and jurisdictions throughout the world would be prohibitively expensive, and Cibus’ intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, Cibus may not be able to prevent third parties from practicing Cibus’ inventions in all countries outside the United States, or from selling or importing products made using Cibus’ inventions in and into the United States or other jurisdictions.

Competitors may use Cibus’ technologies in jurisdictions where Cibus or its licensors do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where Cibus or its licensors have patent protection, but where the ability to enforce Cibus’ or its licensors’ patent rights is not as strong as in the United States. These products may compete with Cibus’ products and its intellectual property rights and such rights may not be effective or sufficient to prevent such competition.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must be sought on a country-by-country basis, which is an expensive and time consuming process with uncertain outcomes. Accordingly, Cibus and its licensors may choose not to seek patent protection in certain countries, and Cibus will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnologies, and the requirements for patentability differ, in varying degrees, from country-to-country, and the laws of some foreign countries do not protect intellectual property rights, including trade secrets, to the same extent as federal and state laws of the United States. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. Such issues may make it difficult for Cibus to stop the infringement, misappropriation, or other violation of its intellectual property rights. For example, many foreign countries, including the EU countries, have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In those countries, Cibus and its licensors may have limited remedies if patents are infringed or if Cibus or its licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit Cibus’ potential revenue opportunities. Accordingly, Cibus’ and its licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Cibus owns or licenses. Similarly, if Cibus’ trade secrets are disclosed in a foreign jurisdiction, competitors worldwide could have access to Cibus’ proprietary information and Cibus may be without satisfactory recourse. Such disclosure could have a material adverse effect on Cibus’ business. Moreover, Cibus’ ability to protect and enforce its intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Furthermore, proceedings to enforce Cibus’ licensors’ and Cibus’ own patent rights and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert Cibus’ efforts and attention from other aspects of its business, could put Cibus’ or its licensors’ patents at risk of being invalidated or interpreted narrowly, could put Cibus’ or its licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against Cibus or its licensors. Cibus may not prevail in any lawsuits that it initiates and the damages or other remedies awarded to Cibus, if any, may not be commercially meaningful, while the damages and other remedies Cibus may be ordered to pay such third parties may be significant. Accordingly, Cibus’ licensors’ and Cibus’ own efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Cibus develops or licenses.

Third parties may assert rights to inventions Cibus develops or otherwise regards as its own.

Third parties may in the future make claims challenging the inventorship or ownership of Cibus’ or its licensors’ intellectual property. Cibus has written agreements with R&D partners that provide for the ownership of intellectual property arising from its strategic alliances. These agreements provide that Cibus must negotiate certain commercial rights with such partners with respect to joint inventions or inventions made by Cibus’ partners that arise from the results of the strategic alliance. In some instances, there may not be adequate written provisions to address clearly the allocation of intellectual property rights that may arise from the respective alliance. If Cibus cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from Cibus’ use of a third party partner’s materials when required, or if disputes otherwise arise with respect to the intellectual property developed through the use of a partner’s samples, Cibus may be limited in its ability to capitalize on the full market potential of these inventions. In addition, Cibus may face claims by third parties that its agreements with employees, contractors, or consultants obligating them to assign intellectual property to Cibus are ineffective, or are in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property Cibus has developed or will develop and could interfere with Cibus’ ability to capture the full commercial value of such inventions. Litigation may be necessary to resolve an ownership dispute, and if Cibus is not successful, Cibus may be precluded from using certain intellectual property and associated products, processes, and technologies, or may lose its rights in that intellectual property. Either outcome could have a material adverse effect on Cibus’ business.

Cibus may not identify relevant third party patents or may incorrectly interpret the relevance, scope, or expiration of a third party patent which might adversely affect Cibus’ ability to develop and market its products or productivity trait or sustainable ingredient candidates.

Cibus cannot guarantee that any of its patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can Cibus be certain that it has identified each and every third party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of Cibus’ products or productivity trait or sustainable ingredient candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Cibus’ interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact Cibus’ ability to market its products. Cibus may incorrectly determine that its products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Cibus’ determination of the expiration date of any patent in the United States or abroad that Cibus considers relevant may be incorrect, which may negatively impact Cibus’ ability to develop and market its products or productivity trait or sustainable ingredient candidates. Cibus’ failure to identify and correctly interpret relevant patents may negatively impact its ability to develop and market its products or productivity trait or sustainable ingredient candidates.

Any infringement, misappropriation, or other violation by Cibus of intellectual property rights of others may prevent or delay Cibus’ product development efforts and may prevent or increase the costs of Cibus successfully commercializing its products or productivity trait or sustainable ingredient candidates, if approved.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Cibus’ success will depend in part on its ability to operate without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. Cibus cannot assure you that its business operations, productivity trait or sustainable ingredient product and methods and the business operations, or productivity trait or sustainable ingredient product and methods of its partners do not or will not infringe, misappropriate, or otherwise violate the patents or other intellectual property rights of third parties. Cibus may, from time-to-time, utilize techniques or compounds for which Cibus has determined a license is not required. For example, in some cases, Cibus uses DNA-breaking reagents, such as CRISPR-Cas9, to make site-specific cuts in the DNA of a plant cell. In cases where Cibus has determined a license is not required, other parties may allege that the use of such techniques or compounds infringes, misappropriates, or otherwise violates patent claims or other intellectual property rights held by them or that Cibus is employing their proprietary technology without authorization. In addition, although Cibus tries to ensure that its employees and consultants do not use the proprietary information or know-how of others in their work for Cibus, Cibus may be subject to claims that it or its employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties.

Other parties may allege that Cibus’ productivity traits or sustainable ingredient products, processes, or technologies infringe, misappropriate, or otherwise violate patent claims or other intellectual property rights held by them or that Cibus is employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against Cibus may require Cibus to pay substantial damages, including treble damages and attorneys’ fees if Cibus or its partners are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if Cibus is forced to take a license. Such a license may not be available on commercially reasonable terms, or at all. Even if Cibus was able to obtain a license, it could be non-exclusive, thereby giving Cibus’ competitors access to the same intellectual property rights or technologies licensed to Cibus. In addition, if any such claim were successfully asserted against Cibus and Cibus could not obtain a license, Cibus or its partners may be forced to stop or delay developing, manufacturing, selling, or otherwise commercializing its productivity trait or sustainable ingredient product or other infringing technology, or those Cibus develops with its R&D partners.

Even if Cibus is successful in these proceedings, Cibus may incur substantial costs and divert management time and attention pursuing these proceedings, which could have a material adverse effect on Cibus. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Cibus’ confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if investors perceive these results to be negative, it could have a substantial adverse effect on the value of Cibus’ securities. Such litigation or proceedings could substantially increase Cibus’ operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. If Cibus is unable to avoid infringing the patent rights of others, Cibus may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court, or redesign its products. Patent litigation is costly and time consuming. Cibus may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force Cibus to do one or more of the following:

•cease developing, selling, or otherwise commercializing its products or productivity trait or sustainable ingredient candidates;

•pay substantial damages for past use of the asserted intellectual property;

•obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•in the case of trademark claims, redesign, or rename trademarks Cibus may own, to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time consuming.

Any of these risks coming to fruition could have a material adverse effect on Cibus’ business, results of operations, financial condition, and prospects.

Cibus may be unsuccessful in licensing or acquiring intellectual property from third parties that may be required to develop and commercialize Cibus’ products or productivity trait or sustainable ingredient candidates.

Because Cibus’ programs may involve the use of intellectual property or proprietary rights held by third parties, the growth of Cibus’ business will likely depend in part on its ability to acquire, in-license, or use these intellectual property and proprietary rights. For example, if Cibus determined to use a technology to perform its gene editing, Cibus may need one or more licenses to use that technology. However, Cibus may be unable to acquire or in-license any third party intellectual property or proprietary rights. Even if Cibus is able to acquire or in-license such rights, Cibus may be unable to do so on commercially reasonable terms. The licensing and acquisition of third party intellectual property and proprietary rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property and proprietary rights that Cibus may consider attractive or necessary. These established companies may have a competitive advantage over Cibus due to their size, capital resources, and agricultural development and commercialization capabilities.

Cibus sometimes partners with academic institutions to accelerate its R&D under written agreements with these institutions. Typically, these institutions provide Cibus with an option to negotiate a license to any of the institution’s rights in technology resulting from the strategic alliance. Regardless of such option, Cibus may be unable to negotiate a license within the specified time frame or under terms that are acceptable to Cibus, and the institution may license such intellectual property rights to third parties, potentially blocking Cibus’ ability to pursue its development and commercialization plans.

In addition, companies that perceive Cibus to be a competitor may be unwilling to assign or license intellectual property and proprietary rights to Cibus. Cibus also may be unable to license or acquire third party intellectual property and proprietary rights on terms that would allow it to make an appropriate return on its investment or at all. If Cibus is unable to successfully acquire or in-license rights to required third party intellectual property and proprietary rights or maintain the existing intellectual property and proprietary rights Cibus has, Cibus may have to cease development of the relevant program, product, or productivity trait or sustainable ingredient candidate, which could have a material adverse effect on its business.

If Cibus fails to comply with its obligations in the agreements under which Cibus licenses intellectual property rights from third parties or otherwise experience disruptions to its business relationships with its licensors, Cibus could lose license rights that are important to its business.

Cibus is a party to a number of intellectual property license agreements that are important to its business and expects to enter into additional license agreements in the future. Cibus’ existing license agreements impose, and Cibus expects that future license agreements will impose, various diligence, royalty, and other obligations on Cibus. If Cibus fails to comply with its obligations under these agreements, or Cibus is subject to a bankruptcy, its licensors may have the right to terminate the license, in which event Cibus would not be able to market products or productivity trait or sustainable ingredient candidates covered by the license.

In addition, disputes may arise regarding the payment of the royalties or other considerations due to licensors in connection with Cibus’ exploitation of the rights it licenses from them. Licensors may contest the basis of payments Cibus retained and claim that Cibus is obligated to make payments under a broader basis. In addition to the costs of any litigation Cibus may face as a result, any legal action against Cibus could increase its payment obligations under the respective agreement and require Cibus to pay interest and potentially damages to such licensors.

In some cases, patent prosecution of Cibus’ licensed technology is controlled solely by the licensor. If such licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property Cibus licenses from such licensor, Cibus could lose its rights to such intellectual property or the exclusivity of such rights, and its competitors could market competing products using such intellectual property. In addition, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of Cibus’ business. In that event, Cibus may be required to expend significant time and resources to develop or license replacement technology. If Cibus is unable to do so, Cibus may be unable to develop or commercialize the affected products and productivity trait or sustainable ingredient candidates, which could harm its business significantly. In other cases, Cibus controls the prosecution of patents resulting from licensed technology. In the event Cibus breaches any of its obligations related to such prosecution, Cibus may incur significant liability to its licensing partners. Cibus may also require the cooperation of its licensors to enforce any licensed patent rights, and such cooperation may not be provided. Moreover, Cibus has obligations under these license agreements, and any failure to satisfy those obligations could give its licensor the right to terminate the agreement. Termination of a necessary license agreement could have a material adverse impact on Cibus’ business.

Licensing of intellectual property is of critical importance to Cibus’ business and involves complex legal, business, and scientific issues and is complicated by the rapid pace of scientific discovery in its industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•the basis of royalties and other consideration due to its licensors;

•the extent to which its productivity trait or sustainable ingredient product, technology, and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•the sublicensing of patent and other rights under its development relationships;

•Cibus’ diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by its licensors and Cibus and its partners; and

•the priority of invention of patented technology.

If disputes over intellectual property that Cibus has licensed from third parties prevent or impair Cibus’ ability to maintain its current licensing arrangements on acceptable terms, Cibus may be unable to successfully develop and commercialize the affected products or productivity trait or sustainable ingredient candidates, which could have a material adverse effect on its business.

Some of the licenses Cibus may grant to its licensing partners to use Cibus’ proprietary genes in certain crops may be exclusive within certain jurisdictions, which could limit Cibus’ licensing opportunities.

Some of the licenses Cibus may grant its licensing partners to use Cibus’ proprietary traits in certain crops may be exclusive within specified jurisdictions, so long as its licensing partners comply with certain diligence requirements. That means that once traits are licensed to a licensing partner in a specified crop or crops, Cibus may be generally prohibited from licensing those traits to any third party. The limitations imposed by such exclusive licenses could prevent Cibus from expanding its business and increasing its product development initiatives with new licensing partners, both of which could adversely affect Cibus’ business and results of operations.

Cibus’ results of operations will be affected by the level of royalty payments that Cibus is required to pay to third parties.

Cibus is, or may become, party to agreements, including licensing agreements and its Warrant Exchange Agreement (as defined herein), that require Cibus to remit royalty payments and other payments related to its owned or licensed intellectual property.

Under its in-license agreements, Cibus may pay up-front fees and milestone payments and be subject to future royalties. Cibus cannot precisely predict the amount, if any, of royalties it will owe in the future, and if its calculations of royalty payments are incorrect, Cibus may owe additional royalties, which could negatively affect its results of operations. As its product sales increase, Cibus may, from time-to-time, disagree with its third party collaborators as to the appropriate royalties owed and the resolution of such disputes may be costly and may consume management’s time. Furthermore, Cibus may enter into additional license agreements in the future, which may also include royalty, milestone, and other payments.

Risks Related to Cibus’ Organization and Operations

Cibus’ headcount reductions and other cost reduction measures may result in operational and strategic challenges.

Management has implemented a strategic reduction in workforce and other cost reduction measures. Headcount reductions, which may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as attrition beyond Cibus’ intended reductions and reduced employee morale. Cibus’ ability to successfully execute on its strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm Cibus’ business and operations. As a result of headcount reductions, Cibus’ management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes.

In addition, cost reduction measures may result in additional execution challenges, including in respect of customer acquisition and business development efforts and maintaining productivity among remaining employees. Due to limited resources, including reduced human capital resources following the headcount reductions, Cibus may encounter challenges in effectively expanding its operations, training additional qualified personnel, or otherwise manage its expected development and expansion. Negative publicity associated with cost reduction activities could adversely affect Cibus’ relationships with its suppliers, service providers, customers and potential customers, and employees, which could adversely affect its operations and financial condition.

Cibus’ Royalty Liability may contribute to net losses for Cibus and cause the value for securities of Cibus to fluctuate.

In connection with certain financing transactions by Cibus Global between November 2013 and December 2014, Cibus Global issued to each investor in these financings Cibus Warrants to purchase certain preferred units of Cibus Global. Subsequently, certain of the investors exchanged their Cibus Warrants with Cibus Global for future royalty payments equal to a portion of Cibus’ aggregate amount of certain worldwide cash revenues received during the applicable quarter. Cibus refers to these future royalty payment obligations as its “Royalty Liability” as more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Operations Overview—Royalty Liability Interest Expense - Related Parties.”

Certain directors and officers of Cibus are beneficiaries of the Royalty Liability. The financial interest of such directors and officers under the Royalty Liability may create real or perceived conflicts of interest between stockholders’ interests and those of such affiliates. In addition, once the Company generates sufficient revenue to trigger royalty payments under the Royalty Liability, the satisfaction of such payment obligations and the interest expense related thereto may adversely affect the cash flow available for Cibus’ operations, particularly in connection with the initial payment of aggregated, but unpaid, royalty payment amounts. Further, even prior to the Company having payment obligations in respect of the Royalty Liability, fluctuations in the liability balance of the Royalty Liability due to changes in Cibus’ business model and anticipated Subject Revenues (as defined below) from productivity trait or sustainable ingredient candidates in development could cause the value of Cibus’ securities to fluctuate, which may limit or prevent investors from readily selling their Class A Common Stock at a favorable price, or at all, and may otherwise negatively affect the liquidity of the Class A Common Stock.

Cibus depends on key management personnel and attracting and retaining other qualified personnel, and its business could be harmed if Cibus loses key management personnel or cannot attract and retain other qualified personnel.

Cibus’ success depends to a significant degree upon the technical skills and continued service of certain members of its management team, particularly Rory Riggs, Peter Beetham, Noel Sauer, and Greg Gocal. The loss of the services of any of these key executive officers could have a material adverse effect on Cibus. Cibus does not maintain “key person” insurance policies on the lives of any of its employees.

Cibus’ success will also depend upon its ability to attract and retain additional qualified management, regulatory, technical, and licensing executives, and personnel. The failure to attract, integrate, motivate, and retain additional skilled and qualified personnel could have a material adverse effect on Cibus’ business. Cibus competes for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than Cibus possesses. In addition, failure to succeed in Cibus’ productivity trait or sustainable ingredient candidates’ development may make it more challenging to recruit and retain qualified personnel. There can be no assurance that Cibus will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on its business, results of operations, and financial condition.

Cibus’ internal computer systems, or those of its third party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of Cibus’ operations.

Despite the implementation of security measures, Cibus’ internal computer systems, and those of third parties on which Cibus relies, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside its organization, or persons with access to systems inside its organization. While Cibus does not believe that it has experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in its systems, it could result in a material disruption of Cibus’ operations. For example, the loss of field trial data for Cibus’ productivity trait or sustainable ingredient candidates could result in delays in Cibus’ commercialization efforts and significantly increase Cibus’ costs to recover or reproduce the data. Additionally, there have been reported cases in the industry where productivity trait or sustainable ingredient candidates have been stolen from the field during field trials. To the extent that any disruption or security breach results in a loss of or damage to Cibus’ data or applications or other data or applications relating to its technology or productivity trait or sustainable ingredient candidates, or inappropriate disclosure of confidential or proprietary information, Cibus could incur liabilities, damage to its reputation, and the further development of its productivity trait or sustainable ingredient candidates could be delayed. See “Item 1.C. Cybersecurity” for additional information related to cybersecurity risks and how Cibus manages such risks.

Risks Related to Cibus’ Common Stock

The market price of the Class A Common Stock has been and could remain volatile, and the market price of the Class A Common Stock may drop.

The market price of the Class A Common Stock has experienced, and may continue to experience, volatility in response to various factors. Some factors that may cause the market price of the Class A Common Stock to fluctuate include the Company's quarterly operating results, its perceived prospects or the perceptions of the market of its pipeline, new products or technologies, changes in securities analysts’ recommendations or earnings estimates and the Company's ability to meet such estimates, changes in general conditions in the economy or the financial markets, capital raising activity, and other developments affecting the Company or its competitors.

In particular, the trading market for Cibus’ Class A Common Stock is influenced by the research and reports that equity research analysts publish about Cibus and its business. The price of the Class A Common Stock could decline if one or more equity research analysts ceases coverage of the Class A Common Stock, fails to regularly publish reports on Cibus and its Class A Common Stock, or downgrades the Class A Common Stock or issues other unfavorable commentary regarding Cibus or its industry.

These and other market and industry factors may cause the market price and demand for the Class A Common Stock to fluctuate substantially, regardless of the Company's actual operating performance, which may limit or prevent investors from readily selling their Class A Common Stock at a favorable price, or at all, and may otherwise negatively affect the liquidity of the Class A Common Stock.

Provisions in the Amended Certificate of Incorporation and Amended Bylaws and provisions under Delaware Law could make an acquisition of Cibus, which may be beneficial to its stockholders, more difficult and may prevent attempts by its stockholders to replace or remove its management.

Provisions included in the Amended Certificate of Incorporation and Amended Bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of Cibus that stockholders may consider favorable, including transactions in which holders of its Class A Common Stock might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for the Class A Common Stock, thereby depressing the market price of the Class A Common Stock. In addition, because the Cibus Board is responsible for appointing the members of the Cibus management team, these provisions may frustrate or prevent any attempts by Cibus’ stockholders to replace or remove its current management by making it more difficult for stockholders to replace members of the Cibus Board. Among other things, these provisions:

•allow the authorized number of Cibus’ directors to be changed only by resolution of the Cibus Board;

•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to the Cibus Board;

•limit who may call stockholder meetings;

•prohibit actions by Cibus’ stockholders by written consent;

•require that stockholder actions be effected at a duly called stockholders meeting; and

•authorize the Cibus Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Cibus Board.

Moreover, because Cibus is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL which prohibits a person who owns 15 percent or more of Cibus’ outstanding voting stock from merging or combining with Cibus for a period of three years after the date of the transaction in which the person acquired 15 percent or more of Cibus’ outstanding voting stock, unless the merger or combination is approved in a manner prescribed by the statute.

Cibus may issue shares of preferred stock in the future, which could make it difficult for another company to acquire Cibus or could otherwise adversely affect holders of its Class A Common Stock, which could depress the price of the Class A Common Stock.

The Amended Certificate of Incorporation authorizes Cibus to issue one or more series of preferred stock. The Cibus Board has the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by its stockholders. Cibus’ preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of the Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of Cibus, discourage bids for the Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of the Class A Common Stock.

Cibus’ executive officers, directors, and principal stockholders have the ability to control or significantly influence all matters submitted to its stockholders for approval.

Cibus’ executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 50.2 percent of Cibus’ outstanding Shares as of December 31, 2023. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to Cibus’ stockholders for approval, as well as Cibus’ management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of Cibus’ assets. This concentration of voting power could delay or prevent an acquisition of Cibus on terms that other stockholders may desire.

The United States net operating loss carryforwards and certain other tax attributes of Cibus may be subject to limitations.

As of December 31, 2023, Cibus had approximately $362.5 million of net operating loss carryforwards (NOLs) for federal and state income tax purposes, which may be available to offset federal income tax liabilities in the future. In addition, Cibus may generate additional NOLs in future years. Cibus established a full valuation allowance for its deferred tax assets, including NOLs, due to the uncertainty that enough taxable income will be generated to utilize the assets.

In general, a corporation's ability to utilize its NOLs may be limited if it experiences an “ownership change” as defined in Section 382. An ownership change generally occurs if certain direct or indirect five percent shareholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. If a corporation experiences an ownership change, the corporation will be subject to an annual limitation that applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

The Company is in the process of completing a Section 382 study and believes an ownership change has occurred in connection with the Merger Transactions, but has not yet completed the analysis. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by historical ownership changes will not impact the Company’s effective tax rate in the future. There is no assurance that Cibus will not experience additional ownership changes under Section 382 that would further limit or possibly eliminate its ability to use its NOLs. In addition, Cibus may experience ownership changes as a result of shifts in the direct or indirect ownership of its stock, some of which may be outside of its control. There is also a risk that future legal or regulatory changes may limit Cibus’ ability to use current or future NOLs to offset its future federal income tax liabilities.

Risks Related to the Organizational Structure of Cibus

Cibus is a holding company and its only material asset is its interest in Cibus Global, and it is accordingly dependent upon distributions from Cibus Global to pay taxes, make payments under the Tax Receivable Agreement, and cover its corporate and other overhead expenses.

Cibus is a holding company with no material assets other than its ownership of Cibus Common Units. As a result, Cibus has no independent means of generating revenue or cash flow. Cibus’ ability to pay taxes, make payments under the Tax Receivable Agreement, and cover its corporate and other overhead expenses depends on the financial results and cash flows of Cibus Global and its subsidiaries and the distributions that Cibus receives from Cibus Global. Deterioration in the financial condition, earnings, or cash flow of Cibus Global and its subsidiaries, for any reason, could limit or impair Cibus Global’s ability to pay such distributions. Additionally, to the extent that Cibus needs funds and Cibus Global and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Cibus Global is otherwise unable to provide such funds, it could materially adversely affect Cibus’ liquidity and financial condition.

Subject to the potential risk of being treated as a publicly traded partnership discussed below, Cibus Global is treated as a partnership for United States federal income tax purposes and, as such, generally is not subject to any entity-level United States federal income tax. Instead, the taxable income of Cibus Global will be allocated to holders of Cibus Common Units, including Cibus. Accordingly, Cibus is required to pay income taxes on its allocable share of any net taxable income of Cibus Global. Under the terms of the Cibus Amended Operating Agreement, Cibus Global is obligated to make tax distributions to holders of Cibus Common Units, including Cibus, calculated at certain assumed tax rates. In addition to tax expenses, Cibus will also incur expenses related to its operations, including payment obligations under the Tax Receivable Agreement (and the cost of administering such payment obligations), which could be significant and some of which may be reimbursed by Cibus Global (excluding payment obligations under the Tax Receivable Agreement). Cibus intends to cause Cibus Global to make distributions to holders of Cibus Common Units in amounts sufficient to cover all applicable taxes (calculated at assumed tax rates), relevant operating expenses, payments under the Tax Receivable Agreement, and dividends, if any, declared by Cibus. However, as discussed below, Cibus Global’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Cibus Global is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Cibus Global insolvent. If Cibus’ cash resources are insufficient to meet its obligations under the Tax Receivable Agreement and to fund its obligations, Cibus may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect its liquidity and financial condition and subject Cibus to various restrictions imposed by any such lenders. To the extent that Cibus is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.

Additionally, although Cibus Global generally is not subject to any entity-level United States federal income tax, it may be liable under federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event Cibus Global’s calculations of taxable income are incorrect, its members, including Cibus, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance. Cibus anticipates that the distributions it will receive from Cibus Global may, in certain periods, exceed Cibus’ actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Cibus Board, in its sole discretion, may make any determination from time-to-time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on Class A Common Stock. Cibus has no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders.

In certain circumstances, Cibus Global is required to make distributions to Cibus and the other holders of Cibus Common Units, and the distributions that Cibus Global will be required to make may be substantial.

Cibus Global is generally required from time-to-time to make pro rata distributions in cash to Cibus and the other holders of Cibus Common Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on Cibus’ and the other Cibus Common Unit holders' respective allocable shares of the taxable income of Cibus Global. As a result of (i) potential differences in the amount of net taxable income allocable to Cibus and the other holders of Cibus Common Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Cibus Global’s distribution obligations, Cibus may receive tax distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreement. Cibus will determine in its sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the Tax Receivable Agreement, and the payment of other expenses. Cibus has no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the other holders of Class A Common Stock. The current expectation is that Cibus will invest its future earnings, if any, to fund growth of Cibus Global’s operating business and will not pay any dividends to holders of Class A Common Stock for the foreseeable future.

No adjustments to the redemption or exchange ratio of Cibus Common Units for shares of Class A Common Stock will be made as a result of either (i) any cash dividend by Cibus or (ii) any cash that Cibus retains and does not distribute to its stockholders. To the extent that Cibus does not distribute such excess cash as dividends on Class A Common Stock and instead, for example, holds such cash balances or lends them to Cibus Global, Cibus Global equityholders would benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their Cibus Common Units.

Cibus is required to make payments to the TRA Parties pursuant to the Tax Receivable Agreement for certain tax benefits Cibus may receive and the amounts payable may be substantial.

Cibus acquired certain favorable tax attributes from certain Blockers in the Blocker Mergers. In addition, future redemptions or exchanges of Cibus Common Units for shares of Class A Common Stock or cash, and other transactions described herein, are expected to result in favorable tax attributes for Cibus. These tax attributes would not be available to Cibus in the absence of those transactions and are expected to reduce the amount of tax that Cibus would otherwise be required to pay in the future.

Cibus entered into the Tax Receivable Agreement, pursuant to which Cibus generally is required to pay to the TRA Parties, in the aggregate, 85 percent of the net income tax savings that Cibus actually realizes (or in certain circumstances, is deemed to realize) as a result of (i) certain favorable tax attributes Cibus acquired from the Blockers in the Blocker Mergers (including net operating losses), (ii) increases to Cibus’ allocable share of the tax basis of Cibus Global’s assets resulting from future redemptions or exchanges of Cibus Common Units for shares of Class A Common Stock or cash, (iii) tax attributes resulting from certain payments made under the Tax Receivable Agreement and (iv) deductions in respect of interest under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are Cibus’ obligations and not obligations of Cibus Global.

It is expected that the payments Cibus is required to make under the Tax Receivable Agreement will be substantial. Because potential future tax savings that Cibus will be deemed to realize, and the Tax Receivable Agreement payments made by Cibus, are and will be calculated based in part on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing applicable tax rates applicable to Cibus over the life of the Tax Receivable Agreement and depend on Cibus generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement, the actual amounts Cibus will be required to pay are difficult to predict and may differ materially from any management projections that may be made from time-to-time. Payments under the Tax Receivable Agreement are not conditioned on the Cibus Global equityholders’ or Blocker equityholders’ continued ownership of Cibus.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits Cibus realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement are based on the tax reporting positions Cibus determines, and the IRS or another tax authority may challenge all or a part of the tax basis increases, net operating losses, or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. The parties to the Tax Receivable Agreement do not reimburse Cibus for any payments previously made if such tax basis or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the Tax Receivable Agreement will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after the determination of such excess.

In addition, the Tax Receivable Agreement provides that if (1) Cibus breaches any of its material obligations under the Tax Receivable Agreement (including in the event that Cibus is more than three months late making a payment that is due under the Tax Receivable Agreement, except in the case of certain liquidity exceptions), (2) Cibus is subject to certain bankruptcy, insolvency, or similar proceedings, (3) upon certain mergers, asset sales, or other forms of business combination, or certain other changes of control, or (4) at any time, Cibus elects an early termination of the Tax Receivable Agreement, Cibus’ obligations under the Tax Receivable Agreement (with respect to all Cibus Common Units, whether or not such units have been exchanged or redeemed before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that Cibus would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis, and other tax attributes subject to the Tax Receivable Agreement. As a result, upon any acceleration of Cibus’ obligations under the Tax Receivable Agreement and upon a change of control, Cibus could be required to make payments under the Tax Receivable Agreement that are greater than 85 percent of its actual cash tax savings, which could negatively impact its liquidity. The change of control provisions in the Tax Receivable Agreement may also result in situations where the Cibus Global equityholders and the relevant Blocker Owners that are TRA Parties will have interests that differ from or are in addition to those of the other holders of Class A Common Stock.

Finally, because Cibus is a holding company with no operations of its own, its ability to make payments under the Tax Receivable Agreement depends on the ability of Cibus Global to make distributions to it. To the extent that Cibus is unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact Cibus’ results of operations and could also affect its liquidity in periods in which such payments are made.

If Cibus Global were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, Cibus and Cibus Global might be subject to potentially significant tax inefficiencies, and Cibus would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

Cibus’ management intends to operate Cibus Global such that it does not become a publicly traded partnership taxable as a corporation for United States federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Cibus Common Units pursuant to the Exchange Agreement or other transfers of Cibus Common Units could cause Cibus Global to be treated as a publicly traded partnership. Applicable Treasury Regulations provide for certain safe harbors from treatment as a publicly traded partnership, and it is intended that Cibus Global will be operated such that exchanges or other transfers of Cibus Common Units qualify for one or more such safe harbors. For example, the Exchange Agreement and the Cibus Amended Operating Agreement provide for limitations on the ability of Cibus Global equityholders to transfer their Cibus Common Units and provide Cibus with the right to cause the imposition of limitations and restrictions (in addition to those already in place) on the ability of Cibus Global equityholders to exchange their Cibus Common Units pursuant to the Exchange Agreement to the extent Cibus believes it is necessary to ensure that Cibus Global will continue to be treated as a partnership for United States federal income tax purposes.

If Cibus Global were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, significant tax inefficiencies might result for Cibus and Cibus Global, including as a result of Cibus’ inability to file a consolidated United States federal income tax return with Cibus Global. In addition, Cibus may not be able to realize tax benefits covered under the Tax Receivable Agreement, and Cibus would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Cibus Global’s assets) were subsequently determined to have been unavailable.

If Cibus were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of its ownership of Cibus Global, applicable restrictions could make it impractical for Cibus to continue its business as contemplated and could have a material adverse effect on Cibus’ business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of United States government securities and cash items) on an unconsolidated basis. It is not expected that Cibus would be an “investment company,” as such term is defined in either of those sections of the 1940 Act.

Cibus regards itself as a plant trait company. Cibus believes that it is engaged primarily in the business of using gene editing technologies to develop and license gene edited plant traits that improve farming productivity or produce renewable low carbon plant products and not in the business of investing, reinvesting, or trading in securities. Cibus also believes its primary source of income is properly characterized as income earned in exchange for products and services derived from such applications of its gene editing technologies. Cibus holds itself out as being engaged primarily in the plant trait business and does not propose to engage primarily in the business of investing, reinvesting, or trading in securities.

As the sole managing member of Cibus Global, Cibus controls and operates Cibus Global. It is intended that Cibus and Cibus Global conduct their operations so that Cibus will not be deemed an investment company. However, if Cibus were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on Cibus’ capital structure and its ability to transact with affiliates, could make it impractical for Cibus to continue its business as contemplated and could have a material adverse effect on Cibus’ business.

In certain cases, the holders of Class B Common Stock have the sole power to approve a reorganization of Cibus, resulting in Cibus no longer being structured as an umbrella partnership C corporation.

The holders of Class B Common Stock have the sole power to vote on any merger, consolidation, or conversion in connection with a reorganization of the Up-C structure (an “Up-C Reorganization”) or any necessary amendment to the Amended Certificate of Incorporation in order to effect an Up-C Reorganization. For purposes of this right of the holders of Class B Common Stock, an Up-C Reorganization means any transaction or series of transactions intended to result in Cibus no longer being structured as an umbrella partnership C corporation so long as (i) such transaction or series of transactions does not have a material adverse effect on the rights or preferences of the Class A Common Stock (in the sole determination of the independent members of the Cibus Board) and (ii) such transaction or series of transactions shall not be treated as resulting in a “Change of Control” under the Tax Receivable Agreement. If the holders of Class B Common Stock were to approve an Up-C Reorganization, such decision could have an adverse effect on the trading price of the Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company that is no longer in an Up-C structure.

In the event that Cibus’ payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of Class A Common Stock could be substantially reduced.

If Cibus experiences a change of control (as defined under the Tax Receivable Agreement), its obligation to make a substantial, immediate lump-sum payment under the Tax Receivable Agreement could result in holders of Class A Common Stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, holders of rights under the Tax Receivable Agreement may not have an equity interest in Cibus. Accordingly, the interests of holders of rights under the Tax Receivable Agreement may conflict with those of the holders of Class A Common Stock.

Cibus will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that Cibus determines. The holders of rights under the Tax Receivable Agreement will not reimburse Cibus for any payments previously made under the Tax Receivable Agreement if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any such holder will be netted against payments otherwise to be made, if any, to such holder after determination of such excess. However, a determination that Cibus has made an excess payment might not occur until a number of years after such payment has been made. Additionally, if any of Cibus’ tax reporting positions are challenged by a taxing authority, Cibus will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. The applicable United States federal income tax rules for determining Cibus’ tax reporting positions are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with Cibus’ tax reporting positions. As a result, in such circumstances, Cibus could make payments that are greater than actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect Cibus’ liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cibus has processes designed to protect its information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability practices. The Company's cybersecurity team has dedicated personnel whose responsibilities include preventing and monitoring cybersecurity threats. The team has a cybersecurity incident response plan, which is a dynamic and flexible basic framework that includes processes designed to address interdiction and remediation, conducting initial investigations, gathering and analyzing data, reporting incidents to management, mitigating damage to the Company's informational assets and infrastructure, restoring normal services and system integrity, and implementing actions designed to prevent future cybersecurity incidents.

Cibus has established procedures to identify, assess, and manage risks across the business, including risks related to cybersecurity. The Company's cybersecurity strategy includes risk management methodologies and analytics, which are designed to facilitate cyber resilience, minimize attack surfaces, and provide flexibility and scalability in its ability to address cybersecurity risks and threats. Organizational risk assessments help management to assess threats and identify and investigate potential vulnerabilities to make risk management decisions and assign resources to mitigate risk. The Company's cybersecurity risk management strategy is incorporated into its business continuity plans, which include plans designed to address disaster recovery at its data centers and its holistic risk assessment procedures. Further, Cibus has a security awareness platform that provides its employees training on a variety of topics.

Cibus engages external resources that contribute to and provide evaluation of, its existing cybersecurity practices and organizational risk assessment systems. Further, Cibus has processes designed to identify, assess, and manage third party service provider risks when third parties handle, possess, process, and store the Company's material information.

As of the date of this Annual Report, Cibus does not believe that any past cybersecurity incidents have had, or are reasonably likely to have had, a material adverse effect on the Company's business, operations, or financial condition. However, there can be no assurance that the Company's cybersecurity processes will prevent or mitigate cybersecurity incidents or threats, and it is possible that these events may occur and could have a material adverse effect on the Company's business, operations, or financial condition. See “Risk Factors—Risks Related to Cibus’ Organization and Operations—Cibus’ internal computer systems, or those of its third party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of Cibus’ operations.” under the heading “Risk Factors” of this Form 10-K.

Governance

The Company's cybersecurity team is headed by its Director of Information Technology & Information Security, who works with the Company's cybersecurity team to identify cybersecurity risks and who has been in the information technology and cybersecurity industry for over 25 years and holds numerous technical certifications and cybersecurity-related certificates. The team members report via its established cybersecurity triage and outage workflow to the Cibus Cyber Security Council, which consists of the Company's CEO, President and COO, EVP and CSO, and members of the Company's legal and human resources teams. The Company's Cyber Security Council meets regularly to discuss the status of the cybersecurity program, emerging cybersecurity threats, long-term cybersecurity investments and strategies, and oversight of the Company's cybersecurity program. The Company's Cyber Security Council is also responsible for identifying, assessing, and managing the Company's exposure to material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity threats.

The Company's full Board of Directors oversees enterprise risks and has delegated oversight to the Audit Committee of the Cibus Board of the Company's data privacy and cybersecurity risks and provides input on the Company's cyber and information security strategy. The Council reports the status of the Company's cybersecurity program to the Audit Committee and, periodically, to the Board. The Board and Audit Committee regularly review these reports and discuss policies with respect to cybersecurity and information technology risks, including how these risks are being identified, assessed, and managed.

Item 2. Properties.

The Company's headquarters are located in San Diego, California where it has leases for its headquarters facility, which includes office and laboratory space and for the first standardized high-throughput (gene editing) trait development facility for editing plants (the Oberlin Facility). The headquarters facility and the Oberlin Facility are 53,423 and 31,939 square feet, respectively, with terms that expire in May 2025 and August 2025, respectively. The Company has one option to extend the lease for the Oberlin Facility for one year.

Additionally, the Company has certain leases for greenhouse and warehouse facilities, totaling 30,800 and 6,207 square feet, respectively, with terms that expire in August 2028 and August 2026, respectively. The Company had one option to extend the term of the greenhouse lease, for five years, and executed this right with an amended lease agreement beginning in September 2023 and expiring at the end of August 2028. There are no other options to extend this lease. The Company has one option to extend the warehouse lease for five years.

The Company also continues to lease its former corporate headquarters facility in Roseville, Minnesota totaling 44,000 square feet. This facility includes office, research laboratories, greenhouses, and outdoor growing plots. The lease has an initial term that began in May 2018 and expires on May 31, 2038, with monthly base rent with scheduled rent increases every five years thereafter until the end of the lease. The Company has the option to extend the term of the lease for four successive additional renewal terms of five years each commencing at the expiration date of the initial term, with monthly base rent set for each of these renewal terms. Cellectis, the Company's former majority stockholder, has guaranteed all obligations under the lease, as discussed in Note 15 to the consolidated financial statements included in this Annual Report.

Cibus also has offices in different locations in Canada, the United States, and Europe.

For the years ended December 31, 2023, and 2022, Cibus incurred rent expenses under these leases of $4.5 million and $1.5 million, respectively.

Item 3. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of December 31, 2023. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock trades on the Nasdaq Capital Market under the ticker symbol of “CBUS.” The Company's Class B Common Stock is not listed or traded on any stock exchange.

Holders of Common Stock

As of March 19, 2024, there were 447 holders of record of 20,989,373 outstanding shares of the Company’s Class A Common Stock and 35 holders of record of 3,142,636 outstanding shares of the Company’s Class B Common Stock. The number of holders of record of the Company’s Class A Common Stock does not reflect the number of beneficial holders whose shares are held by banks, depositaries, brokers, or other nominees.

Dividends

The Company has not paid dividends on its Class A Common Stock and does not currently plan to pay any cash dividends in the foreseeable future. In the future, dividends on Class A Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, the Company’s business, operating results, financial condition, current and expected cash needs, plans for expansion, and any legal or contractual limitations on its ability to pay such dividends.
Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, the Company did not issue any unregistered equity securities, other than pursuant to transactions previously disclosed in the Company’s Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Annual Report on Form 10-K. During the period covered by this Annual Report on Form 10-K, 30,656 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS UPDATE

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits (or specific genetic characteristics) in seeds. Its primary business is the development of plant traits that help address specific productivity or yield challenges in farming such as traits addressing plant agronomy, disease, insects, weeds, nutrient-use, or the climate. These traits are referred to as productivity traits and drive greater farming profitability and efficiency. They do this in several ways, including, but not limited to, making plants resistant to diseases or pests or enabling plants to process nutrients more efficiently. Certain of these traits lead to the reduction in the use of chemicals like fungicides, insecticides, or the reduction of fertilizer use, while others make crops more adaptable to their environment or to climate change. The ability to develop productivity traits in seeds that can increase farming productivity and reduce the use of chemicals in farming is the promise of gene editing technologies. In addition, Cibus is developing, through partner-funded projects, certain alternative plant-based oils or bio-based fermentation products to meet the functional needs of the new sustainable ingredients industry to replace current ingredients that are identified to raise environmental challenges, such as ingredients derived from fossil fuels, materials that cause deforestation, or materials that raise other sustainability challenges.

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process: a standardized end-to-end semi-automated high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a timebound, reproducible, and predictable science-based breeding process. RTDS is covered by over 500 patents or patents pending. It is the core technology platform underpinning the processes at Cibus’ first standardized high-throughput (gene editing) trait development facility (Oberlin Facility) and is the industry's first facility of this kind. The Company considers the Oberlin Facility an important technological milestone that represents a breakthrough in the achievement of a standardized high-throughput gene editing system that provides the speed, precision, and scale that is the promise of gene editing.

A key aspect of gene editing is that plant traits using this technology are indistinguishable from plant traits developed using conventional plant breeding (or, from nature). Because of this, most major jurisdictions have either passed regulations or started processes to introduce regulations that generally treat traits developed using gene editing on the same basis as traits developed using conventional plant breeding. All traits developed using RTDS, including the Company's five-trait pipeline, comprise the types of changes that arise naturally in conventional plant breeding programs. GMO technologies enabled major improvements in farming productivity. Unfortunately, because GMO technologies use foreign DNA, or transgenes, the development of major GMO traits has faced headwinds. For example, in the EU, GMO traits were essentially banned, and imports were heavily regulated. Changes in place in key countries and presently under consideration in Europe are aimed at harmonizing how gene edited traits are regulated in order to align with regulations for traits from conventional plant breeding. These changes highlight the major global evolution away from the heavily regulated GMO technology and acceptance of gene editing technologies. This is a big moment for Cibus that the Company has been working towards since its founding.

Cibus believes that its RTDS technologies and Trait Machine process represent a technological breakthrough in plant breeding: the ability to materially change the productivity of the breeding process that currently averages more than a decade with a scientifically based process whose trait products are indistinguishable from traits developed through conventional plant breeding and that are regulated as such. The Trait Machine process materially changes not only the speed and scale of the breeding process, but it also exponentially changes the range of possible genetic solutions from breeding and with it, the capability to develop desired characteristics or traits needed for greater farming sustainability and food security.

Cibus is a leader in the gene editing era—an industry characterized by high-throughput gene editing facilities serving as extensions of plant breeding operations for seed company customers. Cibus is the leader in this vision. Cibus and its Trait Machine process do not compete with seed companies’ breeding operations, they augment them. Cibus provides complex traits that it edits in the elite germplasm of its customers for commercialization. Its role is to improve the efficiency and effectiveness of developing the complex traits needed to address farming’s most pressing productivity issues. Importantly, Cibus and its Trait Machine process provides the ability to efficiently gene edit these complex traits directly into elite germplasm of any of the major crops with a new speed, precision, and scale.

Cibus believes that this is the Future of Breeding™. Cibus believes that its gene editing technologies and trait products have the potential to accelerate agriculture’s jump to a climate smart, more sustainable, crop production system and industry’s move to sustainable, natural, and low carbon materials or ingredients.

The Company believes that a measure of the success of its RTDS technologies and its Trait Machine process is that Cibus has been able to develop a pipeline of five productivity traits, four of which are applicable to multiple crops. Three of the traits are developed, meaning that they have been edited in a customer's elite germplasm and have been validated in multiple field trials. In Canola and Winter Oilseed Rape (WOSR), the Company's Pod Shatter Reduction (PSR) trait has been edited into the elite lines of customer seed company partners and has started “shipping,” meaning that Cibus has begun transferring this PSR trait to these customers in their elite germplasm for potential commercial launch. In Rice, the Herbicide Tolerance (HT) traits HT1 and HT3 were edited into elite genetics and are now undergoing introgression (breeding) into multiple customers’ genetics both for the USA and Latin America.

2023 was a pivotal year for Cibus. In the first half of 2023, Cibus Global successfully transferred its three developed traits, PSR in Canola and HT1 and HT3 in Rice, to leading seed companies, advancing the commercial development process. Cibus’ developed trait for PSR was successfully transferred in the elite germplasm of Nuseed, a leading canola seed company with operations in North America and Australia. Cibus’ HT1 and HT3 traits in Rice were successfully transferred in the elite germplasm of Nutrien, a leading North American Rice seed company. In the second quarter of 2023, Cibus Global merged with Legacy Calyxt to form Cibus, Inc. This merger brought together two pioneers in the plant agricultural gene editing business. It combined their proprietary technology platforms, patent estates, and facilities to create a leader in precision gene editing focused on driving sustainable agriculture. Legacy Calyxt had gene editing facilities in Roseville, Minnesota and significant patented plant agricultural gene editing technologies including the rights to TALEN® for use in plants. The Merger Transactions brought together some of the world’s most sophisticated facilities for trait development and next-generation plant breeding and consolidated important gene editing intellectual property and the technologies of both companies. Cibus opened its Oberlin Facility which it believes represents the industry’s first timebound, reproducible, and predictable science-based next generation breeding process. The Oberlin Facility is operational for Canola and Rice customers and is expected to service Soybean customers when the Soybean platform comes online. During late 2023, Cibus transformed from its focus on research and development (R&D) to its focus toward the commercialization of the products developed by its R&D and the accompanying development of its proprietary production facilities. By year end, Cibus transferred PSR in Canola to a second unique customer.

Beyond Cibus’ focus on its three-crop, five-trait pipeline, Cibus also plans to subsequently develop traits in Corn and Wheat. On January 9, 2024, Cibus announced that it had established a scalable gene editing process in Wheat, having successfully regenerated plants from single cells in a wheat cultivar. Once the Soybean platform is operational, it will be possible for Cibus to develop and commercialize any trait contemporaneously in any or all of these four major crops—Canola, Rice, Soybean, and Wheat.

A key moment in the evolving global regulation of gene editing technologies in agriculture happened on February 8, 2024, when the Parliament of the EU voted in favor of new laws that would clearly differentiate gene editing technology from GMO technology. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding, with the exception that there is still discussion of how to address traits for herbicide tolerance in the EU. The EU Parliament’s approved proposal sets the stage for negotiations among the EU Parliament, the Council of the EU, and the European Commission to formulate a mutually agreed joint text for the new legislation. The major developed market countries including the United Kingdom, United States, Canada, and the major markets in South America are now treating traits from gene editing as conventional-like and, although there can be no assurance that the EU regulation will be adopted in the form approved by the EU Parliament or at all, the final passage of the new EU regulation would bring the territory closer to the other major developed markets in having more consistent regulations for the planting, import, and export of products or commodities. For this reason, Cibus believes the impact of these regulations is the beginning of the gene editing era – an era in which products from the most advanced technologies in breeding and gene editing will be regulated on the same basis as products developed using conventional breeding. An era in which technology promises to change the speed and scale of trait development as new technologies have done in many industries. An era that Cibus believes represents agriculture’s analog to digital moment.

The Company has incurred net losses since its inception. As of December 31, 2023, the Company had an accumulated deficit of $479.8 million. The Company’s net loss was $337.6 million for the year ended December 31, 2023. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

The strategic realignment resulted in a reduction in workforce in full time employees from 242 full-time employees as of October 17, 2023, to approximately 185 full-time employees. This reduction was intended to align the Company’s human capital resources to meet its commercial and strategic goals. The Company communicated the workforce reduction to affected employees on October 18, 2023, and the majority of the associated costs were incurred during the quarter ending December 31, 2023.

As part of the strategic realignment, the Company has also initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives, which initiatives include reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations.

December 2023 Follow-On Offering

On December 14, 2023, the Company issued 2,106,723 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s executive officers, pre-funded warrants (2023 Pre-Funded Warrants) to purchase 50,000 shares of Class A Common Stock (Warrant Shares) in an underwritten registered direct offering (2023 Follow-On Offering). The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by an executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for the Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

ATM Facility

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). As of March 20, 2024, the Company has issued approximately 356,477 shares of Class A Common Stock and has received net proceeds of approximately $6.2 million from the ATM Facility.
RELATIONSHIP WITH CELLECTIS
Prior to the completion of the Merger Transactions, the Company's largest shareholder was Cellectis S.A., which owned approximately 48.0 percent of the Company’s issued and outstanding common stock. Immediately following the completion of the Merger Transactions, Cellectis reported in a Schedule 13D filing that it held 2.9 percent of the Company's outstanding Class A Common Stock and did not hold any of the Company's Class B Common Stock. Upon the completion of the Merger Transactions, Cellectis no longer possesses any contractual governance rights under the Company's Amended Certificate of Incorporation or bylaws.

Cellectis has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. However, the Company previously agreed to indemnify Cellectis for any obligations under this guaranty, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. Accordingly, the Company’s indemnification obligation was triggered in October 2022.
The Company holds a license from Cellectis that broadly covers the use of engineered nucleases for plant gene editing. Information about the license can be found in Note 15 to the consolidated financial statements.
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
The Company's ability to generate substantial revenue from plant traits depends upon the ability to further expand its Trait Machine process/RTDS platforms, which are fundamental for multiple different plant traits. The Company is advancing the licensing for commercialization by seed companies of traits developed using RTDS and currently has three “developed” traits for two global crops.

Research and Development Expenses
The company's R&D expenses primarily consist of expenses incurred while performing activities to discover and develop potential product candidates and to establish Trait Machine process/RTDS platforms such as:
•personnel costs, including salaries and related benefits, for employees engaged in scientific R&D functions;
•cost of third party contractors and consultants who support its product candidate and Trait Machine process/RTDS platform development;
•development costs associated with seed increases (small-scale and large-scale testing) for trait validation;
•purchases of laboratory supplies and non-capital equipment used for its R&D activities;
•facilities costs, including rent, utilities, and maintenance expenses, allocated to R&D activities; and
•costs of in-licensing or acquiring technology from third parties.

The Company's R&D efforts are focused on advancing its existing product candidates, enhancing its product candidate pipeline through the development of additional traits within its Trait Machine process/RTDS platforms, and establishing additional Trait Machine process/RTDS platforms for the development and advancement of additional traits. The Company's infrastructure resources are utilized across multiple R&D programs. In addition, employees typically work across multiple R&D programs. The Company manages certain activities, such as field trials and seed production, through third party vendors. Due to the number of ongoing projects and its ability to use resources across several projects, it does not record or maintain information regarding the costs incurred for its R&D programs on a program-specific basis.

The Company's R&D efforts are central to its business and account for a significant portion of its operating expenses. R&D expenses are expected to increase for the foreseeable future as the product candidate pipeline is expanded, additional Trait Machine process/RTDS platforms are established, additional technologies are developed or acquired, and additional personnel are hired to support product development. Additionally, product candidates in later stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased expense associated with large-scale field testing and seed increases (small scale and large-scale) for trait validation.

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

Goodwill and indefinite-lived intangible assets impairment

In connection with the Merger Transactions with Cibus Global, the Company recognized goodwill and intangible assets. Cibus classifies intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. Cibus determined the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors it considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values.

See Note 1 for the Company’s policy related to the impairment of finite-lived intangible assets under the heading Impairment of Long-Lived Assets and Finite-Lived Intangible Assets.

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of November 1 each year in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

In-process R&D has an indefinite life and is not amortized until completion and development of the project, at which time the in-process R&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, Cibus tests those assets for impairment at least annually, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, it will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates, its current market capitalization, and estimates of the fair value of the Company's reporting unit. Upon completion or abandonment, the value of the in-process R&D indefinite-lived intangible assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. As a result of the Company’s annual impairment analysis, the Company determined its in-process R&D indefinite-lived intangible assets were fully impaired. As a result of the full impairment, the Company no longer has in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than its carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, it then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires Cibus to estimate the fair value of its reporting unit using either an income or market approach or a combination thereof. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future royalites and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates.

Royalty Liability Interest Expense - Related Parties

On December 31, 2014, Cibus Global entered into a Warrant Transfer and Exchange Agreement (Warrant Exchange Agreement) and a related Intellectual Property Security Agreement (IP Security Agreement), pursuant to which certain investors, including certain directors of the Company and entities affiliated with directors of the Company (collectively, Royalty Holders), exchanged warrants issued by Cibus Global in previous financing transactions, for the right to receive future royalty payments (Royalty Payments). The Warrant Exchange Agreement and IP Security Agreement remain in place following the Company’s acquisition of Cibus Global in the Merger Transactions.

Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future Royalty Payments equal to 10 percent of specified Subject Revenues (as defined in the Warrant Exchange Agreement), actually collected, attributable to product sales, license fees, sublicense payments, distribution fees, milestones, maintenance payments, royalties, and distributions to the Company, arising from products or technology developed using or based upon intellectual property rights in RTDS or oligonucleotide directed mutagenesis technology applied in plants, biologicals, animals, and humans, as well as improvements related to such products or technology. Subject Revenues exclude revenues attributable to certain Nucelis product lines (certain applications in microorganisms), amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, fair market value payments for Cibus Global capital stock, and revenues attributable to collaboration and research projects. Royalty Payments are contingent because they are based upon the actual cash amounts constituting Subject Revenues that are collected from the Company’s customers.

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2023, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

The initial term of the Warrant Exchange Agreement runs for 30 years from the date the first Royalty Payment becomes due and may be extended for an additional 30-year term upon written notice and a $100 payment. Pursuant to the IP Security Agreement, Cibus Global’s payment and performance obligations under the Warrant Exchange Agreement are secured by a security interest in substantially all of Cibus Global’s intellectual property.

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues collected by the Company from customers and, in turn, expected Royalty Payments based on these Subject Revenues to be paid to Royalty Holders over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company recorded the Royalty Liability obligation at fair value as of May 31, 2023, in connection with the acquisition of Cibus Global, LLC. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. Any change in estimated future Royalty Payments, resulting from changes in Cibus’ business model and anticipated Subject Revenues, is recognized prospectively as an adjustment to the effective yield as an increase or decrease to interest expense.

Royalty liability interest expense – related parties (Royalty Liability Interest) is based on the Warrant Exchange Agreement Cibus Global entered into in 2014. See Note 11 to the accompanying consolidated financial statements for further details. The Company expects the contingent Royalty Liability balance to continue to increase each year until the accretion of Royalty Liability interest expense, which increases the Royalty Liability, is outpaced by the expected contingent Royalty Payments due, which decreases the Royalty Liability. Similarly, the Company expects the related non-cash contingent Royalty Liability interest expense it records to increase in conjunction with the underlying Royalty Liability balance. There are risks associated with the Royalty Liability. See “Risk Factors—Risks Related to Cibus’ Organization and Operations—Cibus’ Royalty Liability may contribute to net losses for Cibus and cause the value for securities of Cibus to fluctuate,” included in this Annual Report.

Other Interest Income (Expense), net

Other interest income (expense), net is comprised of interest income resulting from investments of cash and cash equivalents and interest expense incurred related to financing lease obligations and notes payable. It is also driven by balances, yields, and timing of financing and other capital raising activities.

Non-Operating Income (Expenses)

Non-operating income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of the Common Warrants (as defined below under “Liquidity and Capital Resources—Capital Resources"), gain from a legal settlement, and foreign exchange-related transactions.
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023, COMPARED TO THE YEAR ENDED DECEMBER 31, 2022
A summary of the Company’s results of operations for the years ended December 31, 2023, and 2022 follows:

	Year Ended December 31,
In Thousands, except per share and percentage values	2023	2022	$ Change	% Change
Revenue	$1,817	$157	$1,660	1,057%
Research and development	42,367	11,553	30,814	267%
Selling, general, and administrative	28,914	10,974	17,940	163%
Goodwill and intangible assets impairment	249,419	—	249,419	NM
Loss from operations	(318,883)	(22,370)	(296,513)	(1,325)%
Royalty liability interest expense - related parties	(18,892)	—	(18,892)	NM
Other interest income (expense), net	527	(87)	614	706%
Non-operating income (expenses)	(395)	5,566	(5,961)	(107)%
Loss before income taxes	(337,643)	(16,891)	(320,752)	(1899)%
Income tax benefit (expense)	4	—	4	—%
Net loss	$(337,639)	$(16,891)	$(320,748)	(1,899)%
Net loss attributable to redeemable noncontrolling interest	(70,012)	—	(70,012)	NM
Net loss attributable to Cibus, Inc.	$(267,627)	$(16,891)	$(250,736)	(1,484)%
Basic and diluted net loss per share of Class A common stock	$(25.95)	$(18.36)	$(7.59)	(41)%
NM – not meaningful

Revenue

Revenue was $1.8 million in 2023, an increase of $1.7 million from 2022. The increase was driven by the acquisition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue from Legacy Calyxt's operations in 2023 and 2022 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $42.4 million in 2023, an increase of $30.8 million from 2022. The increase was primarily driven by expenses of $27.6 million incurred due to the acquisition of Cibus Global which primarily included increases in headcount, laboratory supplies, and facility costs, $5.4 million of stock compensation expense related to restricted stock awards (RSAs) granted as part of the completion of the Merger Transactions, and $1.3 million of one-time stock compensation expense from accelerated share vesting per the individual stock award agreements due to the completion of the Merger Transactions. These expenses were partially offset by a $3.5 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $28.9 million in 2023, an increase of $17.9 million from 2022. The increase was primarily driven by an increase of $10.9 million due to the acquisition of Cibus Global which primarily included increases in headcount and professional fees and $6.1 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. In addition, $6.5 million in one-time expenses due to the closing of the Merger Transactions, which included $3.5 million of legal and professional fees, $1.9 million of severance resulting from pre-existing employment agreements, and $1.1 million related to stock compensation expense from accelerated share vesting per the individual stock award agreements, contributed to this increase. These expenses were partially offset by a $5.7 million decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Goodwill and intangible assets impairment

Goodwill and intangible assets impairment was $249.4 million in 2023, an increase of $249.4 million from 2022. The increase was due to the impairment of goodwill and in-process R&D indefinite-lived intangible assets acquired in the Merger Transactions which, upon the Company's annual impairment assessment resulted in a partial goodwill impairment of $150.4 million and a full impairment of the in-process R&D indefinite-lived intangible assets of $99.0 million.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $18.9 million in 2023, an increase of $18.9 million from 2022. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income (Expense), net

Other interest income (expense), net was income of $0.5 million in 2023, an increase in income of $0.6 million from 2022. The increase in income was driven by interest earned on the $59.4 million cash received in connection with the closing of the Merger Transactions.

Non-Operating Income (Expenses)

Non-operating income (expenses) was expense of $0.4 million in 2023, a decrease in income of $6.0 million from 2022. The decrease in income was driven by an increase in expense of $6.2 million related to the mark-to-market of the Common Warrants due to a $5.1 million gain in 2022 in addition to a $1.1 million loss in 2023.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $70.0 million in 2023, an increase in net loss attributable to redeemable noncontrolling interest of $70.0 million, from 2022. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc. There were 1,500,000 Up-C Units exchanged by Electing Members for Class A Common Stock in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and Nasdaq regulations.

As of December 31, 2023, the Company had $32.7 million of cash and cash equivalents. Current liabilities were $21.3 million as of December 31, 2023.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. The Company currently expects to satisfy these requirements with existing cash on hand and proceeds raised from the ATM Facility.

The Company incurred a net loss of $337.6 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $479.8 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Year Ended December 31,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Net loss	$(337,639)	$(16,891)	$(320,748)	(1,899)%
Royalty liability interest expense - related parties	18,892	—	18,892	NM
Goodwill and intangible assets impairment	249,419	—	249,419	NM
Depreciation and amortization	4,693	1,534	3,159	206%
Stock-based compensation	16,092	3,998	12,094	303%
Loss on disposal of property, plant, and equipment	224	—	224	NM
Change in fair value of liability classified Class A common stock warrants	1,127	(5,120)	6,247	122%
Other	21	—	21	NM
Changes in operating assets and liabilities	961	(2,885)	3,846	133%
Net cash used by operating activities	$(46,210)	$(19,364)	$(26,846)	(139)%
NM – not meaningful

Net cash used by operating activities was $46.2 million in 2023, an increase in cash used of $26.8 million from 2022. The increase in cash used was primarily driven by a $30.7 million increase in net loss related to the operations acquired in the Merger Transactions offset by an increase of $3.8 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.
The Company expects cash used by operating activities in 2024 to be higher than 2023 driven by a full year of combined companies in 2024 versus only seven months of combined companies in 2023.

Cash Flows from Investing Activities

	Year Ended December 31,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$59,381	$—	$59,381	NM
Purchases of property, plant, and equipment	(4,321)	(1,520)	(2,801)	(184)%
Net cash provided by (used in) investing activities	$55,060	$(1,520)	$56,580	3,722%

NM – not meaningful

Net cash provided by investing activities was $55.1 million in 2023, an increase of $56.6 million from 2022. The increase was driven by the cash acquired resulting from the merger with Cibus Global partially offset by an increase in capital expenditures.
The Company expects cash provided by investing activities in 2024 to be lower than 2023 driven by the cash acquired as a result of the Merger Transactions in 2023.

Cash Flows from Financing Activities

	Year Ended December 31,
In Thousands, except percentage values	2023	2022	$ Change	% Change
Proceeds from Class A common stock and pre-funded warrants issuance	$20,306	$11,538	$8,768	76%
Costs incurred related to the issuance of Class A common stock and pre-funded warrants	(1,550)	(1,173)	(377)	(32)%
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—	2,500	NM
Payment of taxes related to vested restricted stock units	(742)	—	(742)	NM
Proceeds from issuance of notes payable	1,378	—	1,378	NM
Repayments of financing lease obligations	(297)	(376)	79	21%
Repayments of notes payable	(1,275)	—	(1,275)	NM
Net cash provided by financing activities	$20,320	$9,989	$10,331	103%

NM – not meaningful

Net cash provided by financing activities was $20.3 million in 2023, an increase of $10.3 million from 2022. The increase was primarily due to additional capital raised from stock offerings in 2023 versus 2022 of $8.4 million of net proceeds and the $2.5 million receipt of the Interim Funding. These increases were partially offset by $0.7 million from payments of taxes related to vested restricted stock units.

The Company expects cash provided by financing activities in 2024 to be higher than 2023 driven by the need to raise capital to fulfill the Company's forecasted spending in 2024 and beyond.

Capital Resources

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

The Company has recently completed the following capital raising transactions:

•On February 23, 2022, the Company completed the 2022 Follow-On Offering, in which it issued 77,600 shares of Class A Common Stock, Pre-Funded Warrants to purchase up to 77,600 shares of Class A Common Stock (2022 Pre-Funded Warrants), and Common Warrants to purchase up to 158,483 shares of Class A Common Stock (Common Warrants), in each case giving effect to the Reverse Stock Splits. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses. The 2022 Pre-Funded Warrants have been fully exercised and are no longer outstanding.

•On December 14, 2023, the Company completed the 2023 Follow-On Offering, in which it issued 2,106,723 Shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s executive officers, the 2023 Pre-Funded Warrants to purchase 50,000 Warrant Shares. The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by an executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for shares of the Company's Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

•On January 2, 2024, the Company entered into the Sales Agreement with Stifel to establish the ATM Facility. Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million. As of March 20, 2024, the Company has issued approximately 356,477 shares of Class A Common Stock and has received net proceeds of approximately $6.2 million from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $337.6 million for the year ended December 31, 2023, and it used $46.2 million of cash for operating activities for the year ended December 31, 2023.

As of December 31, 2023, the Company had $32.7 million of cash and cash equivalents. Current liabilities were $21.3 million as of December 31, 2023.

As part of the Company’s strategic realignment discussed above, the Company has initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives, which initiatives include reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations.

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future trait R&D collaboration agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; (iii) government or other third party funding (iv) public or private equity or debt financings, or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing, obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of December 31, 2023, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account potential proceeds from the ATM Facility, anticipated cost savings, and without giving effect to potential financing transactions that Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into early in the third quarter of 2024.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying financial statements are issued. Although the Company has implemented a strategic realignment, which has included headcount reductions, and has initiated cost reduction initiatives designed to preserve capital resources, if the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of the accompanying financial statements. Any of these events could impact the Company’s business, financial condition, and prospects.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES
The following table summarizes the Company's contractual obligations and commitments as of December 31, 2023:

In Thousands	Operating Lease Obligations	Financing Lease Obligations	Notes Payable	Total
2024	7,134	210	921	8,265
2025	4,797	120	351	5,268
2026	1,993	—	151	2,144
2027	1,920	—	89	2,009
2028	1,863	—	11	1,874
Thereafter	15,438	—	—	15,438
	33,145	330	1,523	34,998
Less: interest	(10,193)	(30)	(154)	(10,377)
Total	$22,952	$300	$1,369	$24,621
Current portion	5,927	187	833	6,947
Noncurrent portion	$17,025	$113	$536	$17,674

Royalty Liability - Related Parties

The company assumed the Royalty Liability as part of the Merger Transactions. See Note 11 to the accompanying financial statements for further details.

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2023, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2023, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements and the related disclosures, which have been prepared in accordance with United States GAAP. The preparation of these consolidated financial statements requires the Company to make estimates, assumptions, and judgments that affect the reported amounts in its consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the policies discussed in Note 1, Nature of Business & Summary of Significant Accounting Policies, are the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions, and judgments about matters that are inherently uncertain.

Royalty Liability - Related Parties

On December 31, 2014, Cibus Global entered into the Warrant Transfer and the related IP Security Agreement, pursuant to which the Royalty Holders exchanged warrants issued by Cibus Global in previous financing transactions, for the right to receive future Royalty Payments. The Warrant Exchange Agreement and IP Security Agreement remain in place following the Company’s acquisition of Cibus Global in the Merger Transactions.

Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future Royalty Payments equal to 10 percent of specified Subject Revenues actually collected, attributable to product sales, license fees, sublicense payments, distribution fees, milestones, maintenance payments, royalties, and distributions to the Company, arising from products or technology developed using or based upon intellectual property rights in RTDS or oligonucleotide directed mutagenesis technology applied in plants, biologicals, animals, and humans, as well as improvements related to such products or technology. Subject Revenues exclude revenues attributable to certain Nucelis product lines (certain applications in microorganisms), amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, fair market value payments for Cibus Global capital stock, and revenues attributable to collaboration and research projects. Royalty Payments are contingent because they are based upon the actual cash amounts constituting Subject Revenues that are collected from the Company’s customers.

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2023, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

The initial term of the Warrant Exchange Agreement runs for 30 years from the date the first Royalty Payment becomes due and may be extended for an additional 30-year term upon written notice and a $100 payment. Pursuant to the IP Security Agreement, Cibus Global’s payment and performance obligations under the Warrant Exchange Agreement are secured by a security interest in substantially all of Cibus Global’s intellectual property.

The Royalty Liability calculation is based on the Company’s current estimates of future Subject Revenues collected by the Company from customers and, in turn, expected Royalty Payments based on these Subject Revenues to be paid to Royalty Holders over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company recorded the Royalty Liability obligation at fair value as of May 31, 2023, in connection with the acquisition of Cibus Global, LLC. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. Any change in estimated future Royalty Payments, resulting from changes in Cibus’ business model and anticipated Subject Revenues, is recognized prospectively as an adjustment to the effective yield as an increase or decrease to interest expense.

Accounting for Business Combinations

The Company applies Accounting Standards Codification (ASC) 805, Business Combinations, when accounting for acquisitions of a business under GAAP. Identifiable assets acquired, liabilities assumed, and noncontrolling interest, if applicable, are recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to intangible assets and the Royalty Liability in conjunction with the Company's projected cash flows and royalties that incorporate the specific attributes of each asset, including acreage, trait fees, and adoption rates. The Company evaluates all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest, if applicable, in a business combination. The estimates of fair values of assets impact future amortization and the initial amount of goodwill recorded.

Goodwill and Indefinite-Lived Intangible Assets

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of November 1 each year in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than its carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, it then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires Cibus to estimate the fair value of its reporting unit using either an income or market approach or a combination thereof. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates.

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors, including a decline in the Company’s stock price and its strategic realignment announced in the fourth quarter of 2023, the Company concluded it was more likely than not that the fair value of its reporting unit was less than its carrying value. Therefore, the Company performed a quantitative analysis using the income approach and determined its reporting unit fair value was less than its carrying amount. As a result of the Company's annual goodwill impairment test, it recorded a goodwill impairment charge of $150.4 million for the year ended December 31, 2023.

Cibus tests in-process R&D indefinite-lived intangible assets for impairment at least annually, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on development activities, and overall financial performance. If impairment indicators are present as a result of the Company's qualitative assessment, it will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates, its current market capitalization, and estimates of the fair value of the Company's reporting unit.
The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors, including a decline in the Company’s stock price and its strategic realignment announced in the fourth quarter of 2023, the Company concluded it was more likely than not that the fair value of its indefinite-lived intangible assets were less than their carrying values. Therefore, the Company performed a quantitative analysis using the income approach and determined its in-process R&D indefinite-lived intangible assets fair value was less than their carrying amount. As a result of the Company's annual intangible assets impairment test, it recorded an intangible assets impairment charge of $99.0 million for its in-process R&D indefinite-lived intangible assets for the year ended December 31, 2023. As such, there is no longer a carrying value for the Company's in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the fourth quarter of 2023, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment, however, the assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the years ended December 31, 2023, and 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For more information on recently issued accounting pronouncements, see the Company’s consolidated financial statements and footnotes on page F-1 and specifically Note 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide information for this item.

Item 8. Financial Statements and Supplementary Data.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on an evaluation under the 2013 Framework, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the Company’s fiscal quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the biographies below, which are presented for the Company's directors and officers as of December 31, 2023, the information required by this item concerning the Company’s directors, executive officers, and corporate governance matters is incorporated by reference to the Company's 2024 Proxy Statement.

Biographies of Directors and Officers

Rory Riggs is Cibus’ co-founder and serves as its Chief Executive Officer and was Chair of Cibus’ Board, serving on Cibus’ Board since its founding in 2001 and as Chair of its Board since 2014. Mr. Riggs is a co-founder, director and former chair of the investment committee of Royalty Pharma, an investment company focused on drug royalties; and founder and Chief Executive Officer of Locus Analytics, LLC, and of Syntax, LLC, data analytics and Fintech companies based on a new information technology platform for economics, business and portfolio management. Mr. Riggs has served as President and a director of Biomatrix, Inc. (acquired by Genzyme Corp.); Chief Executive Officer of RF&P Corporation, an investment company owned by the State of Virginia Retirement System; and a managing director in PaineWebber’s mergers and acquisitions department. Mr. Riggs was a co-founder and Managing Member of Scientia Venture’s predecessor, New Venture Funds, a venture fund focused on healthcare, and served on the board of FibroGen, Inc. (co-founder, publicly-traded). Mr. Riggs currently serves on the boards of Intra-Cellular Therapies, Inc. (publicly-traded); StageZero Life Sciences Ltd. (publicly-traded); and eReceivables (private). Mr. Riggs graduated from Middlebury College and holds an M.B.A. from Columbia University. The Company believes that Mr. Riggs’ significant experience in the biopharmaceutical and biotechnology industries, and his founding and leading of Cibus’ business, qualifies him to serve on the Board.

Peter Beetham, Ph.D. is Cibus’ co-founder and serves as its President and Chief Operating Officer. Dr. Beetham also served on Cibus’ Board. Previously, Dr. Beetham served as Cibus’ Chief Executive Officer, Senior Vice President of Research and Development and in other executive capacities. Dr. Beetham has over 30 years of experience in agriculture. Prior to joining Cibus, Dr. Beetham was Research Director of the Plant and Industrial Products Division at ValiGen and a Senior Scientist at Kimeragen where he led research teams exploring gene targeting. Part of his extensive research experience was at the Boyce Thompson Institute at Cornell University, where he was a postdoctoral scientist and one of the pioneers of the early work that led to Cibus’ RTDS technologies. Dr. Beetham was employed by the Department of Agriculture and Rural Affairs, Victoria, Australia from 1985 to 1992. He served as a scientific officer based at the Plant Research Institute, working with research groups throughout Southeast Asia and the South Pacific. Dr. Beetham received his Ph.D. in Plant Molecular Virology from QUT in Brisbane, Australia and is a B.Sc. (Hons) graduate of Monash University, Melbourne, Australia. The Company believes Dr. Beetham’s expertise in the agricultural industry, and his role as Cibus’ co-founder, qualifies him to serve on the Board.

Greg Gocal, Ph.D. is Cibus’ co-founder and serves as its Chief Scientific Officer & Executive Vice President since 2016. Prior to that, he served as Cibus’ Senior Vice President of Research and Development from 2014 to 2016, and from 2010 to 2014 served as Vice President of Research. In 2000, Dr. Gocal joined an innovative cross disciplinary team at ValiGen, Cibus’ predecessor, as the lead molecular biologist. Within the Plant and Industrial Products Division, his team began developing the RTDS suite of technologies in plant and microbial systems in what was then the nascent field that has become gene editing. Continuing this focus and enabling Cibus’ technologies and product pipeline, Dr. Gocal has held various research management positions. Dr. Gocal has studied many aspects of plant biology. He was awarded undergraduate and graduate degrees from the University of Calgary. He worked at CSIRO Plant Industry in Canberra, Australia where he received his Ph.D. in Plant Molecular Biology from the Australian National University, then continued studying in this field as a postdoctoral scientist at the Salk Institute for Biological Studies in La Jolla, California.

Wade King, M.D. serves as Cibus’ Chief Financial Officer. Prior to joining Cibus, he was Chief Executive Officer of Prota Therapeutics, a Phase 2 stage peanut allergy therapeutics development company based in Melbourne, Australia. Before Prota, Dr. King led Corporate Development and Strategy and served on the management team of Insmed, a multi-billion-dollar public rare disease company, leading global licensing deals and exploring numerous gene therapy opportunities. Dr. King also led both finance and business development for Neomend, a surgical sealant company that was acquired by CR Bard, now part of Becton Dickinson. Prior to his work in the corporate sector, Dr. King was Chief of Anesthesiology for a 20-physician practice in Silicon Valley. Dr. King is a board-certified anesthesiologist and completed residencies in Surgery and Anesthesiology at University of California, San Francisco. He holds an M.S.M. from Stanford Business School, M.D. and M.P.H. degrees from University of North Carolina Chapel Hill Schools of Medicine and Public Health, and a B.A. cum laude from Princeton University.

Mark Finn serves on Cibus’ Board. Mr. Finn has been the Chair and Chief Executive Officer of the Vantage Consulting Group since August 1985. Mr. Finn’s previous involvements include the Virginia National Bank, the State of Virginia Retirement Plan’s Investment Advisory Committee, and the Board of Trustees of the Virginia Retirement System. Mr. Finn also chaired the Operations Advisory Committee for the State of Alaska Retirement System. Mr. Finn is also former Chair of the Board of Directors of RF&P Corporation, a privately held railroad and real estate company. Currently Mr. Finn serves on the advisory board of Auven Therapeutics, a private equity company focused on life science investment, as well as on the board of managers of the Managing Member of New Ventures I, LLC, a venture capital fund investing in biotechnology related entities, and New Ventures Select, LLC, a pharmaceutical royalty fund, as well as the New Ventures III, LLC, Vantage Multi-Strategy Fund, LP, New Ventures III VO, LLC, New Ventures as Solutions, LLC and New Ventures as Solutions II, LLC Managing Member boards. He also is a Director of Enterin Inc. (private), a life sciences company focused on Parkinson’s disease. Mr. Finn serves as an independent director on the Legg Mason Partners Fund Board. He has taught at the University of Virginia Graduate Business School and the College of William and Mary’s Mason School of Business, where he received his M.B.A. in 1987. The Company believes that Mr. Finn’s leadership role in its development and growth, and his experience in the life sciences investment space, qualifies him to serve on the Board.

Jean-Pierre Lehmann serves on Cibus’ Board. Mr. Lehmann has been a private investor for the past 30 years, with a diversified portfolio in venture capital, private equity, especially in Asia, as well as hotels and commercial and residential real estate in the United States. Prior to this, Mr. Lehmann resided in Geneva, Switzerland, where he managed portfolios for Morval Bank and its holding company. He previously oversaw a diversified holding company for Edmond de Rothschild. Mr. Lehmann is a graduate of the Ecole des Hautes Etudes Commerciales in Paris and holds an M.B.A. from Harvard Business School; he was also an officer in the French Navy. The Company believes that Mr. Lehmann’s extensive background in financial investments brings valuable skills to the Board and qualifies him to serve on the Board.

Gerhard Prante, Ph.D. serves on Cibus’ Board. Dr. Prante became Head of the Agriculture division of Hoechst AG in 1985. After forming AgrEvo GmbH (a joint venture of Hoechst AG and Schering AG), he served as its Chief Executive Officer and Chair of the Board. Following the merger of Hoechst and Rhone Polenc into Aventis SE, Dr. Prante served as Deputy Chief Executive Officer of Aventis CropScience (which was later acquired by Bayer AG). He then worked as an industry consultant, and served on several boards, including Bayer CropScience AG, Gerresheimer AG, Allessa GmbH and Direvo Industrial Biotechnology GmbH. He studied Agriculture at Kiel University in Germany, and finished his Ph.D. in Agricultural Sciences in 1970. Dr. Prante has served on numerous industry associations, at times as their president, including German Crop Protection and Fertilizer Association (IVA), Europe Crop Protection Association (ECPA), Global Crop Protection Federation (GCPF), Global Plant Science Industry Federation (Croplife International), German Association of Biotech Industry (DIB), and the Federation of Sustainable Agriculture. In his career, Dr. Prante has been a strong proponent of the integration of biotechnology into agribusiness since the mid-1980s, led the $0.7 billion acquisition of Plant Genetic Systems by AgrEvo, and built the InVigor canola business in Canada, in addition to buying and integrating several seed companies. The Company believes that Dr. Prante’s experience in the biotechnology industry, and particularly the integration of biotechnology and agribusiness, qualifies him to serve on the Board.

Keith Walker, Ph.D. serves on Cibus’ Board. In 2014, Dr. Walker founded Valley Oils Partners, LLC and currently serves as Chair of its Board of Directors and Chief Executive Officer. Dr. Walker was instrumental in transforming the Plant and Industrial Products Division of ValiGen into, and thus founding, Cibus, and served as Cibus’ President and Chief Executive Officer from November 2001 to July 2014. Previously, Dr. Walker worked at Agrigenetics, Inc. and held a variety of management positions at Mycogen Seeds, an agricultural company that engages in the research, development, and testing of genetics in certain crops, after it acquired Agrigenetics, Inc. He was also a co-founder, director, and Vice President of Research at Plant Genetics, Inc. (“PGI”). Before founding PGI, Dr. Walker served in a variety of research roles with Monsanto, an agricultural biotechnology company. He received a B.A. from the College of Wooster and a Ph.D. in Biology from Yale University. The Company believes that Dr. Walker’s experience in agricultural biotechnology, which spans over 40 years, and his leadership role in Cibus’ development, qualifies him to serve on the Board.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees. The Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters of its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are available on the Company’s website (https://cibus.com) under “Corporate Governance” in the “Investors” section. The Company will provide a copy of these documents to any person, without charge, upon request. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the Company's 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the Company's 2024 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information related to the Company’s compensation plans under which shares of its Class A Common Stock are authorized for issuance as of December 31, 2023:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	896,803	$367.35	2,003,809
Equity compensation plans not approved by security holders	—	—	—
Total	896,803	$367.35	2,003,809
___________________________________________

(1) Includes the Calyxt, Inc. Equity Incentive Plan (2014 Plan) and the Cibus, Inc. 2017 Omnibus Plan (2017 Plan).
(2) Includes shares of Class A Common Stock to be issued upon exercise under equity compensation plans approved by security holders of 109,521 stock options, 147,222 restricted stock units (RSUs) subject to vesting, and 640,060 restricted stock awards (RSAs) subject to vesting.
(3) Represents the weighted average exercise price of options outstanding under equity compensation plans approved by security holders under the 2014 Plan and the 2017 Plan. Does not take into account outstanding RSUs and RSAs which, when settled, will be settled in shares of the Company's Class A Common Stock on a one-for-one basis at no additional cost.
(4) For equity compensation plans approved by security holders, of these shares, none are available for future issuance from the 2014 Plan and 2,003,809 remain available for future issuance from the 2017 Plan. The total number of shares available for issuance under the 2017 Plan will be increased on the first day of each Company fiscal year during the term of the Plan beginning in 2024 in an amount equal to the least of (i) 7.5 percent of the outstanding Shares (as defined in the 2017 Plan) on the last day of the immediately preceding fiscal year or (ii) such number of shares as determined by the Board of Directors in its discretion. All of these shares are available for issuance other than upon exercise of options, warrants, or rights.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain related transactions is incorporated by reference to the Company's 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services is incorporated by reference to the Company's 2024 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(1)Consolidated Financial Statements
(2)See "Index to Consolidated Financial Statements" in Item 8, which is incorporated into this Item by reference.
(3)Financial Statement Schedules—Not applicable.
(4)Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or related notes.
(a)(3) Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated January 13, 2023, by and among Cibus, Inc. (f/k/a Calyxt, Inc.), Calypso Merger Subsidiary, LLC, Cibus Global, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 14, 2023, by and among Cibus, Inc. (f/k/a Calyxt, Inc.) and Cibus Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2023)

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report Form 8-K filed on June 29, 2023)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on December 11, 2023)

4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2022)

10.1†
Executive Employment Agreement, dated November 15, 2018, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.2†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.3†
Executive Employment Agreement, dated November 15, 2018, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.4†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.5†
Amended and Restated Executive Employment Agreement, dated December 17, 2021, by and between Wade Hampton King and Cibus US, LLC (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.6†
Executive Employment Agreement, dated October 4, 2021, by and between Rory B. Riggs and Cibus Global, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.7†
First Amendment to Executive Employment Agreement, dated December 2, 2021, by and between Rory B. Riggs and Cibus Global, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.8
Warrant IP Security Agreement, dated December 31, 2014, by and among Cibus Global Ltd., Cibus International GP, Ltd., Cibus International, L.P., Cibus Netherland Partners, Ltd., Cibus Netherlands Holding Cooperatif U.A., Cibus Europe B.V., Cibus Europe Ltd., Cibus US LLC, Cibus Canada, Inc., Incima B.V., Incima IPCO B.V., and Incima US LLC as Grantors, and Rory Riggs, as the Secured Party (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.9
Warrant Transfer and Exchange Agreement, dated December 31, 2014, by and among Cibus Global Ltd.; Richard Spizzirri, DTC CFBO Richard Spizzirri IRA, Rory Riggs, Rory Riggs Family Trust, Jean Pierre Lehmann, and New Venture Holdings, Inc. as Sellers; and Rory Riggs, as the Seller Representative (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.10
Registration Rights Agreement, dated May 31, 2023, by and among Cibus, Inc. and each of the persons identified on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.11
First Amendment to Registration Rights Agreement, dated December 27, 2023, by and between Cibus, Inc. and a Cibus Global Majority-in-Interest (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023)

10.12
Exchange Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.13
Tax Receivable Agreement, dated May 31, 2023, by and among Cibus, Inc., Rory Riggs and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.14
Cibus Global, LLC Amended Operating Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and the Members set forth on Exhibit A attached thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.15	Form of Indemnification Agreement for Directors and Officers of Cibus, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.16
License Agreement dated July 25, 2017 between Cellectis S.A. and Cibus, Inc. (f/k/a Calyxt, Inc.) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.17+
First Amendment to the License Agreement, dated May 31, 2023, by and between Cellectis S.A. and Cibus, Inc. (f/k/a Calyxt, Inc.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.18†	Cibus, Inc. 2017 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.19†
Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Stock Option Sub—Plan for French Employees and Directors (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on July 3, 2017 (File No. 333—218924)).

10.20†
Form of Stock Option Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2020).

10.21†
Form of Restrictive Stock Unit Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2020).

10.22†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.23†
Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Restricted Stock Unit Sub-Plan for French Employees and Directors (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on July 3, 2017 (File No. 333-218924)).

10.24†
Form of Performance Stock Unit Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2022)

10.25†
Form of Restrictive Stock Unit Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022)

10.26†
Form of Performance Stock Unit Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 17, 2023).

10.27†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 2023)

10.28
Sales Agreement dated January 2, 2024, by and between Cibus, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2024)

10.29†	Cibus, Inc. (f/k/a Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2021)

10.30
Lease Agreement between Cibus, Inc. (f/k/a Calyxt, Inc.), as Tenant, and NLD Mount Ridge LLC, as Landlord, dated September 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

10.31
Cibus, Inc. (f/k/a Calyxt, Inc.) Form of Non-Competition, Non-Solicitation, Confidentiality and Inventions Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 15, 2021)

10.32
Indemnification Agreement, dated November 10, 2017, between Cibus, Inc. (f/k/a Calyxt, Inc.) and Cellectis S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.33#
Exclusive Patent License Agreement between Regents of the University of Minnesota and Cibus, Inc. (f/k/a Cellectis Plant Sciences, Inc.), dated December 15, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 3, 2017)

10.34†	Cibus, Inc. (f/k/a Calyxt, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2017)

10.35
First Amendment to Registration Rights Agreement, dated December 27, 2023, by and between Cibus, Inc. and a Cibus Global Majority-in-Interest (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2023)

10.36†
Amendment to Cibus, Inc.'s (f/k/a/ as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

10.37†
Second Amendment to Cibus, Inc.'s (f/k/a as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.38†	Cibus, Inc. (f/k/a as Calyxt, Inc.) 2023 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.39†	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

16.1	Letter from Ernst & Young LLP, dated May 31, 2023 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3/A filed with the SEC on October 25, 2023)

23.1*	Consent of BDO USA, P.C.

23.2*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (included on signature page to this Form 10-K)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy, Effective May 31, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL

_______________________________________
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
*    Filed herewith
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

CIBUS, INC.

Date: March 21, 2024	By:	/s/ Rory Riggs
	Name:	Rory Riggs
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned hereby constitute and appoint Rory Riggs and Wade King, and each of them, his or her true and lawful attorneys-in-fact and agents, with full and several power of substitution and resubstitution, for him or her and in his or her name, place, and stead in any and all capacities, to sign one or more amendments to this Annual Report on Form 10-K, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that this Annual Report and any amendments shall comply with the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Rory Riggs	Chief Executive Officer and Director	March 21, 2024
Rory Riggs	(Principal Executive Officer)

/s/ Wade King	Chief Financial Officer	March 21, 2024
Wade King	(Principal Financial and Accounting Officer)

/s/ Peter Beetham	Director	March 21, 2024
Peter Beetham

/s/ Mark Finn	Director	March 21, 2024
Mark Finn

/s/ Jean-Pierre Lehmann	Director	March 21, 2024
Jean-Pierre Lehmann

/s/ Gerhard Prante	Director	March 21, 2024
Gerhard Prante

/s/ Keith Walker	Director	March 21, 2024
Keith Walker

CIBUS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cibus, Inc.
San Diego, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cibus, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of Accounting Acquirer

As described in Notes 1 and 2 to the consolidated financial statements, the Company (or “Legacy Calyxt”) completed the acquisition of Cibus Global, LLC (“Cibus Global”) on May 31, 2023. As a result of the business combination, the Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. In accordance with ASC 810, Consolidation, Cibus Global is considered a variable interest entity (“VIE”) with the Company as its sole managing member and primary beneficiary. As such, the Company consolidates Cibus Global, and the remaining common unit holders that hold economic interests directly in Cibus Global are presented as redeemable noncontrolling interest in the Company’s consolidated financial statements.

We identified the accounting acquirer determination as a critical audit matter, specifically whether Cibus Global is a VIE at the closing of the transaction and whether Legacy Calyxt is the primary beneficiary of Cibus Global and therefore, the accounting acquirer. The application of GAAP is complex due to the existence of multiple classes of equity holders within the Company’s Up-C structure, including voting and other rights and powers held by Class A and Class B stockholders and the composition of the combined Company’s board of directors. Given this complexity, performing audit procedures to evaluate the identification of the primary beneficiary and accounting acquirer and determination of whether Cibus Global is a VIE required a high degree of auditor judgment due to the nature and extent of audit evidence required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Obtaining and reading the merger and governance agreements to identify factors relevant to the determination of whether Cibus Global is a VIE and whether Legacy Calyxt was the primary beneficiary and accounting acquirer.
•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating voting and other rights and powers held by the Class A and Class B stockholders and the composition of the combined Company’s board of directors, in the determination of whether Cibus Global meets the definition of a VIE, and whether Legacy Calyxt was the primary beneficiary and accounting acquirer.

Valuation of Acquired Intangible Assets and Royalty Liability

As described in Notes 1 and 2 to the consolidated financial statements, the Company acquired intangible assets and assumed a royalty liability valued at $135.4 million and $146.4 million, respectively, from its business combination with Cibus Global. The Company accounted for the acquisition as a business combination, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of identifiable tangible and intangible assets and liabilities as of the date of the acquisition. Estimates and assumptions that the Company used in estimating the fair value of acquired intangible assets and liabilities assumed for the royalty liability include future cash flows that it expects to generate from the acquired assets.

We identified the forecasted revenue assumptions and discount rates used in determining the fair value of the intangible assets and royalty liability as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions utilized by the Company in the valuation, specifically the trait fees and adoption rate assumptions utilized in the forecasted revenues and discount rates. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the forecasted revenue by evaluating assumptions used by management in developing the forecasts, specifically the trait fees and adoption rate, by comparing financial projections to external market and industry data.
•Utilizing personnel with specialized knowledge and skill to evaluate the discount rates used to determine the fair value of intangible assets and royalty liability.

Impairment Assessments of Goodwill and In-process Research and Development

As described in Note 1 to the consolidated financial statements, goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized for the difference. In-process research and development indefinite-lived intangible assets (or “IPR&D”) are not amortized until they are determined to be ready for their intended use. The acquired IPR&D is tested for impairment annually, or more frequently, if an impairment indicator is identified. Due to the Company’s strategic realignment with its primary commercial objective of advancing its late-stage activities, as well as the sustained decline in the quoted market price of its common stock, the Company performed an impairment analysis of its IPR&D and goodwill. The Company recognized an impairment to goodwill and IPR&D of approximately $150.4 million and $99.0 million, respectively.

We identified the goodwill and IPR&D impairment assessments as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions utilized by the Company in the impairment assessments, specifically the trait fees and adoption rate assumptions utilized in the forecasted revenues and discount rates. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the forecasted revenue by evaluating assumptions used by management in developing the forecast, specifically the trait fees and adoption rate, by comparing financial projections to external market and industry data.
•Utilizing personnel with specialized knowledge and skill to evaluate the discount rates used to determine the fair value of IPR&D intangible assets and goodwill.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.
San Diego, California
March 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cibus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cibus, Inc. (the Company) as of December 31, 2022, the related consolidated statement of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, utilized cash from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2015 to 2023.

Minneapolis, Minnesota
March 2, 2023, except for the effects of the reverse stock splits described in Note 1 as to which the date is March 21, 2024

CIBUS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,699	$3,427
Restricted cash	—	99
Accounts receivable	530	—
Prepaid expenses and other current assets	1,991	606
Total current assets	35,220	4,132
Property, plant, and equipment, net	15,775	4,516
Operating lease right-of-use assets	21,685	13,615
Intangible assets, net	35,411	158
Goodwill	434,898	—
Other non-current assets	1,422	—
Total assets	$544,411	$22,421
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,127	$340
Accrued expenses	1,747	173
Accrued compensation	3,858	107
Due to related parties	—	175
Deferred revenue	1,210	107
Current portion of notes payable	833	—
Current portion of financing lease obligations	187	97
Current portion of operating lease obligations	5,927	367
Class A common stock warrants	1,418	291
Other current liabilities	16	5
Total current liabilities	21,323	1,662
Notes payable, net of current portion	536	—
Financing lease obligations, net of current portion	113	—
Operating lease obligations, net of current portion	17,025	13,447
Royalty liability - related parties	165,252	—
Other non-current liabilities	1,868	79
Total liabilities	206,117	15,188
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest	44,824	—
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 21,240,379 shares issued and 20,567,656 shares outstanding as of December 31, 2023, and 275,000,000 shares authorized; 978,915 shares issued and 976,908 shares outstanding as of December 31, 2022	8	5
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 3,142,636 shares issued and outstanding as of December 31, 2023, and no shares authorized; no shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	775,017	220,422
Class A common stock in treasury, at cost; 32,663 shares as of December 31, 2023, and 2,007 shares as of December 31, 2022	(1,785)	(1,043)
Accumulated deficit	(479,778)	(212,151)
Accumulated other comprehensive income	8	—
Total stockholders’ equity	293,470	7,233
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$544,411	$22,421
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Revenue	$1,817	$157
Total revenue	1,817	157
Operating expenses:
Research and development	42,367	11,553
Selling, general, and administrative	28,914	10,974
Goodwill and intangible assets impairment	249,419	—
Total operating expenses	320,700	22,527
Loss from operations	(318,883)	(22,370)
Royalty liability interest expense - related parties	(18,892)	—
Other interest income (expense), net	527	(87)
Non-operating income (expenses)	(395)	5,566
Loss before income taxes	(337,643)	(16,891)
Income tax benefit (expense)	4	—
Net loss	$(337,639)	$(16,891)
Net loss attributable to redeemable noncontrolling interest	(70,012)	—
Net loss attributable to Cibus, Inc.	$(267,627)	$(16,891)
Basic and diluted net loss per share of Class A common stock	$(25.95)	$(18.36)
Weighted average shares of Class A common stock outstanding – basic and diluted	10,314,554	919,959

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(337,639)	$(16,891)
Foreign currency translation adjustments	10	—
Comprehensive loss	(337,629)	(16,891)
Comprehensive loss attributable to redeemable noncontrolling interest	(70,010)	—
Comprehensive loss attributable to Cibus, Inc.	$(267,619)	$(16,891)

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(In Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2021	$—	775,480	$4	—	$—	$211,263	$(1,043)	$(196,092)	$—	$14,132
Net loss	—	—	—	—	—	—	—	(16,891)	—	(16,891)
Stock-based compensation	—	—	—	—	—	3,998	—	—	—	3,998
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	6,099	—	—	—	—	—	—	—	—
Issuance of common stock from ATM facility, net of offering expenses	—	40,129	—	—	—	111	—	—	—	111
Issuance of Class A common stock and pre-funded warrants in registered offering, net of $0.5 million of offering costs	—	77,600	1	—	—	5,050	—	—	—	5,051
Issuance of common stock upon exercise of pre-funded warrants	—	77,600	—	—	—	—	—	—	—	—
Cumulative effect of adoption of lease accounting standard	—	—	—	—	—	—	—	832	—	832
Balance at December 31, 2022	—	976,908	5	—	—	220,422	(1,043)	(212,151)	—	7,233
Net loss	(70,012)	—	—	—	—	—	—	(267,627)	—	(267,627)
Stock-based compensation	—	—	—	—	—	16,092	—	—	—	16,092
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	508,486	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	2,106,723				18,589				18,589
Shares withheld for net share settlement	—	(32,663)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Change in value of redeemable noncontrolling interest	(23,851)	1,500,000		(1,500,000)		23,851				23,851
Foreign currency translation adjustments	2	—	—	—	—	—	—	—	8	8
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(337,639)	$(16,891)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	18,892	—
Goodwill and intangible assets impairment	249,419	—
Depreciation and amortization	4,693	1,534
Stock-based compensation	16,092	3,998
Loss on disposal of property, plant, and equipment	224	—
Change in fair value of liability classified Class A common stock warrants	1,127	(5,120)
Other	21	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,704	—
Due to/from related parties	(95)	3
Prepaid expenses and other current assets	1,150	389
Accounts payable	2	(229)
Accrued expenses	(2,065)	(166)
Accrued compensation	891	(2,415)
Deferred revenues	(89)	(56)
Right-of-use assets and lease liabilities, net	(106)	199
Other assets and liabilities, net	(431)	(610)
Net cash used by operating activities	(46,210)	(19,364)
Investing activities
Cash acquired from merger with Cibus Global, LLC	59,381	—
Purchases of property, plant, and equipment	(4,321)	(1,520)
Net cash provided by (used in) investing activities	55,060	(1,520)
Financing activities
Proceeds from Class A common stock and pre-funded warrants issuance	20,306	11,538
Costs incurred related to the issuance of Class A common stock and pre-funded warrants	(1,550)	(1,173)
Proceeds from draws on revolving line of credit from Cibus Global, LLC	2,500	—
Payment of taxes related to vested restricted stock units	(742)	—
Proceeds from issuance of notes payable	1,378	—
Repayments of financing lease obligations	(297)	(376)
Repayments of notes payable	(1,275)	—
Net cash provided by financing activities	20,320	9,989
Effect of exchange rate changes on cash and cash equivalents	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,173	(10,895)
Cash, cash equivalents, and restricted cash – beginning of period	3,526	14,421
Cash, cash equivalents, and restricted cash – end of period	$32,699	$3,526
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

Cibus, Inc. (Cibus or the Company and formerly Calyxt, Inc.) completed the Merger Transactions (as defined below under “—Completion of Merger Transactions”) on May 31, 2023, with Cibus Global, LLC (Cibus Global), and the Company carries on its business through Cibus Global and its subsidiaries. Cibus is the sole managing member of Cibus Global and, as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global. As a result, the Company consolidates the financial results of Cibus Global and its subsidiaries and reports redeemable noncontrolling interest representing the economic interest in Cibus Global held by the other members of Cibus Global.

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

The strategic realignment resulted in a reduction in workforce in full time employees from 242 full-time employees as of October 17, 2023, to approximately 185 full-time employees. The Company incurred approximately $0.5 million of expenses in connection with the reduction in workforce, primarily related to cash payments for accrued vacation and severance payments.

Completion of Merger Transactions

On May 31, 2023, the Company completed the business combination transactions contemplated by the Agreement and Plan of Merger, dated as of January 13, 2023, as amended by the First Amendment thereto dated as of April 14, 2023 (as amended, the Merger Agreement, and the transactions contemplated thereby, the Merger Transactions), by and among Legacy Calyxt (Calyxt, Inc. prior to the Merger Transactions); Calypso Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company; Cibus Global, LLC (Cibus Global); and certain blocker entities party thereto. Among other things, as part of the Merger Transactions, the Company’s amended and restated certificate of incorporation was further amended and restated (the Amended Certificate of Incorporation). The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. The Amended Certificate of Incorporation designated two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. Each share of Legacy Calyxt’s common stock, par value $0.0001 per share (Legacy Common Stock) existing and outstanding immediately prior to the Merger Transactions remained outstanding as a share of Class A Common Stock without any conversion or exchange thereof.

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

The primary purpose of the merger was to bring together the technology platforms and facilities of two pioneering companies to create a leading agricultural technology company for the development of productivity traits and to consolidated significant patented plant agricultural gene editing technology.

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

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) 210,000,000 shares of Class A Common Stock and (B) 90,000,000 shares of Class B Common Stock and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in these financial statements have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

Share information related to the Company's common stock as of December 31, 2023, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	21,240,379	3,142,636	24,383,015
Outstanding	20,567,656	3,142,636	23,710,292

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $337.6 million and cash used for operating activities was $46.2 million for the year ended December 31, 2023. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of December 31, 2023, the Company had $32.7 million of cash and cash equivalents and $21.3 million of current liabilities.

The Company anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings, or (v) a combination of the foregoing.

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). As of March 20, 2024, the Company has issued approximately 356,477 shares of Class A Common Stock and has received net proceeds of approximately $6.2 million from the ATM Facility.

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

Basis of Presentation

Cibus, Inc. has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) and has included the accounts of Cibus, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses with these financial institutions. As of December 31, 2023, the Company had cash balances deposited at major financial institutions.

Restricted Cash

The Company’s restricted cash balances are cash and cash equivalents deposited in an amount equal to the future rent payments as required under the Company’s equipment lease facility. The Company may request the return of excess restricted cash collateral annually in December. The amount of the restricted cash balance as of December 31, 2022, was returned in March of 2023.

Accounts Receivable

Accounts receivable are recorded at the amounts billed relating to contracted research and development (R&D) services provided. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection is doubtful. Accounts receivable are written off when management believes that all efforts to collect the amounts outstanding have been exhausted. The allowance for credit losses is estimated by management based on evaluations of its historical bad debt, current collection experience, and estimate of remaining collectability. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general, and administrative (SG&A) expense in the accompanying consolidated statements of operations. Accounts receivable is presented net of allowance for credit losses which was $0 as of December 31, 2023, and 2022.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the fourth quarter of 2023, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment, however, the assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the years ended December 31, 2023, and 2022.

Goodwill and Acquired Intangible Assets

Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. The Company evaluates the carrying value of goodwill for impairment annually as of November 1 each year. The Company has one reporting unit. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount or elects to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, it performs a quantitative test by determining the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Acquired in-process R&D indefinite-lived intangible assets and developed technology and trade names finite-lived intangible assets are related to the Merger Transactions. Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated period over which the Company expects to realize economic value related to the intangible assets. In-process R&D indefinite-lived intangible assets are not amortized until they are determined to be ready for their intended use. The acquired in-process R&D indefinite-lived intangible assets will be tested for impairment annually, or more frequently, if an impairment indicator is identified. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of November 1 each year.

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors, including a decline in the Company's stock price and its strategic realignment announced in the fourth quarter of 2023, the Company concluded it was more likely than not that the carrying values of its reporting unit and in-process R&D indefinite-lived intangible assets exceeded their fair values. The Company performed a quantitative analysis and concluded that the carrying values of its in-process R&D indefinite-lived intangible assets and its reporting unit both exceeded their fair values. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and indefinite-lived intangible assets. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill and the multi-period excess earnings method to calculate the fair value of its indefinite-lived intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections based upon its strategic realignment announced in the fourth quarter of 2023, including a range of outcomes, along with a long-term growth rate of 3 percent and a range of discount rates between 29 percent and 32 percent. The Company determined its goodwill and in-process R&D indefinite-lived intangible assets were impaired by $150.4 million and $99.0 million, respectively, for the year ended December 31, 2023, which was recorded in the accompanying consolidated statements of operations.

Leases

The Company adopted the Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2022, using the transition method which does not require revisions to comparative periods. Upon adoption, the Company recorded operating lease assets and liabilities of $14.1 million within its consolidated balance sheet as of January 1, 2022. Adoption had no impact on the Company’s consolidated statements of operations or cash flows. The $0.8 million cumulative effect of the adoption of Topic 842 was recorded to stockholders’ equity. See Note 10 for further information regarding the Company’s leases.

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

Asset Retirement Obligation

The Company records an asset retirement obligation (ARO) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. The ARO represents the present value of the expected cost for the related restoration activities. The ARO assets and liabilities are recorded in property, plant, and equipment, net and other non-current liabilities, respectively, in the Company’s consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as R&D expense in the consolidated statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost or income when the asset retirement cost is depleted.

Revenue Recognition

The Company’s revenues represent amounts earned from collaboration agreements related to contract research. The Company recognizes revenues when control of services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive from the Company’s customers in exchange for those services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing the revenue when the performance obligations have been satisfied. The Company recognizes revenue for satisfied performance obligations only when the Company determines there are no uncertainties regarding payment terms or transfer of control. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract.

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.2 million in contract assets as of December 31, 2023, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. There were no contract assets as of December 31, 2022.

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

The following table represents the deferred revenue activity:

In Thousands	Deferred Revenue
Balance as of December 31, 2022	$107
Acquired from merger with Cibus Global, LLC	1,186
Consideration earned	(1,817)
Consideration received	1,734
Balance as of December 31, 2023	$1,210

For the year ended December 31, 2023, all of the deferred revenue balance as of December 31, 2022, was recognized as revenue in the accompanying consolidated statements of operations.

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

For the year ended December 31, 2023, the Company recognized, during the second quarter of 2023, $0.4 million of deferred financing costs related to the liability classified common warrants (Common Warrants) in SG&A expense in the accompanying consolidated statements of operations.

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

Royalty Liability – Related Parties

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues (as defined in Note 11) collected by the Company from customers and, in turn, expected Royalty Payments (as defined in Note 11) based on these Subject Revenues to be paid to Royalty Holders (as defined in Note 11) over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement (as defined in Note 11) is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. If the amount or timing of these payments significantly deviates from the original estimates, an adjustment will be recorded prospectively as an increase or decrease to interest expense. Fluctuations in the Royalty Liability balance, resulting from changes in Cibus' business model and anticipated Subject Revenues, may cause fluctuations in the Company’s earnings.

Estimates of total future Subject Revenues to be collected from customers are inherently uncertain. Such estimates are impacted by management’s estimate of the number of total acres for various geographies on which seeds with each Cibus trait will be planted, which is based on industry sources or references regarding the need for a specific trait in specific crops and geographies, taking into account assumptions about competition, trait relevance, switching costs and adoption timeframes, and various other factors. Such estimates are also impacted by management’s assumptions regarding the potential per acre fees that the Company may receive in respect of applicable traits, taking into account available market information regarding competitors’ current trait fees as well as assumptions regarding competition, trait relevance and trait value in specific geographies and potential savings to farmers, switching costs, and various other factors.

See Note 11 for further details.

Stock-Based Compensation

The valuation of stock options is a critical accounting estimate that requires the use of judgments and assumptions that are likely to have a material impact on the Company’s consolidated financial statements. The Company generally measures the fair value of employee and nonemployee stock-based awards on their grant date and records compensation expense on a straight-line basis over the related service period of the award, which is generally the vesting period. The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company generally measures compensation expense for grants of restricted stock units and restricted stock awards using the Company’s share price on the date of grant. The Company may use a Monte Carlo simulation pricing model when estimating the fair values of PSUs, which requires the Company to make predictive assumptions. The Company estimates fair values and accounts for employee and nonemployee awards in a similar manner.

Due to the Company’s limited history, it does not always have sufficient historical stock option activity to make predictive assumptions based solely on its stock or stock option activity for the Black-Scholes option pricing model. As a result, the Company may need to use data from other comparable public companies or alternative calculation methods as allowed by GAAP.

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

Non-Operating Income (Expenses)

Non-operating income (expenses) are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the mark-to-market of the Common Warrants to purchase Class A Common Stock and foreign exchange transactions.

Income Taxes

The Company is the sole managing member of Cibus Global and, as a result, consolidates the financial results of Cibus Global in the consolidated financial statements. Cibus Global is a pass-through entity for United States federal and most applicable state and local income tax purposes following the Merger Transactions. As an entity classified as a partnership for tax purposes, Cibus Global is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Cibus Global is passed through to, and included in, the taxable income or loss of its holders of Cibus Common Units, including Cibus. The Company is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from Cibus Global, based on the Company's 78.3 percent economic interest in Cibus Global.

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

Net Loss Per Share of Class A Common Stock

Weighted average shares of Class A Common Stock outstanding excludes unvested Class A Common Stock, which will be treated as outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock are excluded from the calculation of net loss per share of Class A Common Stock.

The 2023 Pre-Funded Warrants, defined below in Note 7, remain outstanding and exercisable, subject to an ownership limitation, as of December 31, 2023. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the 2023 Pre-Funded Warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

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

	As of December 31,
	2023	2022
Stock options outstanding	109,521	116,860
Unvested restricted stock units	147,222	24,575
Unvested performance stock units	—	22,600
Unvested restricted stock awards	640,060	—
Common Warrants	158,483	158,483
Total	1,055,286	322,518

Warrants

The Company issued pre-funded warrants (Pre-Funded Warrants) to purchase Class A Common Stock in a follow-on offering on February 23, 2022 (2022 Follow-On Offering). The Pre-Funded Warrants, which were each exercisable for one share of the Company’s Class A Common Stock at an exercise price of $0.0001 per share, were exercised in full on May 4, 2022, and subsequently settled with the counterparty. While outstanding, the Pre-Funded Warrants were considered equity instruments and reported in stockholders’ equity in the Company’s consolidated balance sheets, and the shares issuable upon exercise of the Pre-Funded Warrants were included in the determination of the Company’s net loss per share of Class A Common Stock.

The Company also issued Common Warrants in the 2022 Follow-On Offering. The Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company’s Class A Common Stock for $69.04 per share, after giving effect to the Reverse Stock Splits. The Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction). Pursuant to the terms of the Common Warrants, a Fundamental Transaction occurs if (i) the Company, directly or indirectly, effects any merger or consolidation of the Company with or into another person in which the Company is not the surviving entity, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance, or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer, or exchange offer is completed pursuant to which holders of the Company’s Class A Common Stock are permitted to sell, tender, or exchange their shares for other securities, cash or property and has been accepted by the holders of 50 percent or more of the outstanding Class A Common Stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash, or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50 percent of the voting power of the outstanding shares of Class A Common Stock (not including any shares of Class A Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination) (the Fundamental Change Put). If the Fundamental Change Put is exercised by the holder of a Common Warrant, holder may elect to receive either the consideration of the Fundamental Transaction or put the Common Warrants back to the Company in exchange for cash, based on terms and timing specified in the Common Warrant agreement. If the Fundamental Change Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black-Scholes pricing model, with assumptions determined in accordance with the terms of the Common Warrants. The Company believes that the Merger Transactions did not qualify as a Fundamental Transaction.

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expenses) in its consolidated statements of operations.

See Note 7 below paragraph titled "December 2023 Follow-On Offering" for a detailed discussion on pre-funded warrants issued in December 2023. These pre-funded warrants remain outstanding and exercisable, subject to an ownership limitation also described below, as of December 31, 2023. These pre-funded warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s net loss per share of Class A Common Stock.

Employee Retention Credit

Prior to the Merger Transactions, Cibus Global qualified for federal government assistance through the Employee Retention Credit (ERC) provisions of the CARES Act passed in 2020, for the second, third, and fourth fiscal quarters of 2020, as well as the first and second fiscal quarters of 2021. The purpose of the ERC was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. The Company recognizes amounts to be refundable as tax credits if there is a reasonable assurance of compliance with the grant conditions and receipt of credits. As of December 31, 2023, the Company recognized $0.2 million related to the employee retention credit, and it does not expect to receive any further credits.

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
Recently Issued Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of May 31, 2023, (the closing date of the Merger Transactions) the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global. As of December 31, 2023, the Common Unit holders of the redeemable noncontrolling interest owned approximately 13 percent of Cibus Global.

Purchase Price

The purchase price for Cibus Global was determined as follows:

Number of shares of Common Stock received by Cibus Global, LLC equityholders as merger consideration (1)	20,150,838
Multiplied by the fair value per share of Cibus, Inc. Class A Common Stock (2)	$31.50
Purchase price	$634,751,397

___________________________________________
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

Purchase Price Allocation

The acquisition of Cibus Global was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The purchase price allocation is preliminary and subject to change, including upon completion of the Company's analysis on the deferred tax impact of the acquisition, including the Section 382 analyses, §704(b) and §704(c) tax capital account allocations, and the impact of the merger of certain blocker entities with and into Cibus, Inc. in connection with the Merger Transactions.

Identifiable assets acquired, liabilities assumed, and noncontrolling interest, if applicable, are recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to intangible assets and the Royalty Liability. Evaluations included numerous inputs, including forecasted cash flows that incorporate the specific attributes of each asset. The Company evaluated all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest. In addition, the Company determined the amortization period and method of amortization for each finite-lived intangible asset.

The following table sets forth the preliminary allocation of the consideration:

In Thousands	May 31, 2023
Cash and cash equivalents	$59,381
Accounts receivable	2,216
Due from related parties	19
Note receivable	2,500
Prepaid expenses and other current assets	2,535
Property, plant and equipment	10,588
Operating lease right-of-use-assets	9,519
Goodwill	585,266
Intangible assets	135,429
Other non-current assets	457
Accounts payable	(5,582)
Accrued expenses	(3,477)
Accrued compensation	(2,859)
Due to related parties	(8)
Deferred revenue	(1,186)
Current portion of notes payable	(517)
Current portion of operating lease obligations	(4,687)
Current portion of financing lease obligations	(165)
Other current liabilities	(17)
Notes payable, net of current portion	(749)
Operating lease obligations, net of current portion	(6,006)
Financing lease obligations, net of current portion	(10)
Royalty liability - related parties	(146,360)
Other non-current liabilities	(1,536)
Consideration transferred	$634,751

Receivables have been recognized at their fair value, and the Company has not recognized, and it does not expect, any credit losses and therefore expects cash flows to match the recognized receivables.

Intangible Assets Acquired

Intangible assets acquired, and their related average useful lives, were as follows:

In Thousands, except useful life	May 31, 2023	Weighted Average Amortization (Years)
In-process research and development	$99,051	Indefinite
Developed technology	14,148	20
Trade name	22,230	20
Total	$135,429

The weighted average amortization period for the Company's finite-lived intangible assets, including developed technology and trade names, was 20 years.

The Company incurred expenses of approximately $8.2 million in connection with the completion of the Merger Transactions, of which approximately $0.4 million was recognized in 2022 in the consolidated statements of operations. For the year ended December 31, 2023, approximately $3.5 million in legal and professional fees, $1.9 million in severance costs resulting from pre-existing employment agreements, and $1.1 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, were included in SG&A expense in the consolidated statements of operations. Additionally, for the year ended December 31, 2023, approximately $1.3 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, was included in R&D expense in the consolidated statements of operations.

The Company's consolidated statements of operations are inclusive of activity relating to the acquired entity, Cibus Global, from the date of acquisition and include $1.8 million in revenue, $252.7 million in net loss attributable to controlling interest, and $70.0 million in net loss attributable to redeemable noncontrolling interest, for the year ended December 31, 2023.

These unaudited pro forma figures have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Year Ended December 31,
Unaudited and in Thousands	2023	2022
Pro forma revenues	$2,257	$1,267
Pro forma net loss	(365,682)	(82,063)
Pro forma net loss attributable to controlling interest	(287,969)	(69,869)
Pro forma net loss attributable to redeemable noncontrolling interest	$(77,713)	$(12,194)

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

As of December 31, 2023, 1,500,000 Up-C Units have been exchanged by Electing Members for shares of Class A Common Stock. As of December 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of December 31, 2023.

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
Fair Value Measurements and Financial Statement Presentation
The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of December 31, 2023, and 2022, were as follows:

	December 31, 2023				December 31, 2022
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$7,015	$—	$—	$7,015	$—	$—	$—	$—
Total	$7,015	$—	$—	$7,015	$—	$—	$—	$—

________________________________________________
(1) Included in cash and cash equivalents on the accompanying consolidated balance sheets.

	December 31, 2023				December 31, 2022
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$1,418	$1,418	$—	$—	$291	$291
Total	$—	$—	$1,418	$1,418	$—	$—	$291	$291

The following table summarizes the Common Warrants activity for the period ended December 31, 2023:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	$291
Change in fair value	1,127
Balance as of December 31, 2023	$1,418

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
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of December 31,
	2023	2022
Estimated fair value of Common Warrants per share	$8.95	$1.87
Assumptions:
Risk-free interest rate	3.9%	4.0%
Expected volatility	100.7%	85.0%
Expected term to liquidation (in years)	3.6	4.6

As of December 31, 2023, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of December 31, 2023, and 2022, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

		As of December 31,
In Thousands, except useful life	Useful Life (Years)	2023	2022
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or - 15	3,912	364
Office furniture and equipment	5 - 10	15,102	7,803
Office furniture and equipment under financing leases	3 - 7	373	414
Computer equipment and software	3 - 5	3,761	912
Assets in progress	N/A	704	—
Total property, plant, and equipment		24,752	10,393
Less accumulated depreciation and amortization		(8,977)	(5,877)
Total		$15,775	$4,516

Depreciation and amortization expense is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Depreciation and amortization expense	$3,568	$1,441

Asset Retirement Obligation

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the ARO, the Company estimates the cost for a third party to perform the restoration work. In subsequent periods, for each ARO, the Company records operating expense to accrete the ARO liability to full value and depreciation expense against the ARO, over the term of the associated lease agreement. The Company used a credit-adjusted risk-free rate of 5.6 percent to discount the future obligation, and an inflation rate of 5.0 percent to determine the future value of the original estimate of restoration costs. The ARO is expected to be resolved in July 2025.

The following table presents the changes in the ARO during the year ended December 31, 2023.

In Thousands	Asset Retirement Obligations
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	264
Obligations incurred	—
Accretion expense	9
Balance as of December 31, 2023	$273

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

The following table presents the changes in goodwill during the year ended December 31, 2023.

In Thousands	Goodwill
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	585,266
Impairment	(150,368)
Balance as of December 31, 2023	$434,898

Intangible Assets

Intangible assets as of December 31, 2023, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$413	$13,735
Trade name	22,230	648	21,582
Other	150	56	94
Total	$36,528	$1,117	$35,411

During the year ended December 31, 2023, the Company impaired all of the in-process R&D indefinite-lived intangible assets acquired in connection with the Merger Transactions with Cibus Global by $99.0 million. As such, there is no longer a carrying value for the Company's in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Intangible assets as of December 31, 2022, were immaterial.

Total amortization expense is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Amortization expense	$1,125	$21

As of December 31, 2023, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
2024	$1,833
2025	$1,833
2026	$1,833
2027	$1,833
2028	$1,833

Goodwill and indefinite-lived intangible assets impairment

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors, including a decline in the Company's stock price and its strategic realignment announced in the fourth quarter of 2023, the Company concluded it was more likely than not that the carrying values of its reporting unit and in-process R&D indefinite-lived intangible assets exceeded their fair values. The Company performed a quantitative analysis and concluded that the carrying values of its in-process R&D indefinite-lived intangible assets and its reporting unit both exceeded their fair values. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and indefinite-lived intangible assets. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill and the multi-period excess earnings method to calculate the fair value of its indefinite-lived intangible assets. The Company's cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company determined its goodwill and in-process R&D indefinite-lived intangible assets were impaired by $150.4 million and $99.0 million, respectively, for the year ended December 31, 2023, which was recorded in the accompanying consolidated statements of operations.

6. NOTES PAYABLE

The Company has financed the costs associated with its enterprise science platform annual software license. The financing arrangement for the license has a term of one year and accrues interest at an annual rate of 10.9 percent. The Company makes monthly principal and interest payments. The note related to the annual license matures in July 2024.

Additionally, the Company has purchased various fixed assets using notes. The notes on financed equipment are subject to annual interest rates between 7.3 percent and 17.6 percent and have a weighted average remaining term of 2.7 years. Notes used to finance equipment mature between January 2024 and March 2028.

The Company has also financed certain annual insurance premiums using notes. The insurance notes are subject to annual interest rates between 2.2 percent and 7.5 percent, have a weighted average remaining term of 0.3 years, and mature between February 2024 and August 2024.

As of December 31, 2023, future minimum payments under notes payable were as follows:

In Thousands	Annual Licenses	Financed Equipment	Insurance	Total Notes Payable
2024	216	454	251	921
2025	—	351	—	351
2026	—	151	—	151
2027	—	89	—	89
2028	—	11	—	11
	216	1,056	251	1,523
Less: interest	(7)	(143)	(4)	(154)
Total	$209	$913	$247	$1,369
Current portion	209	377	247	833
Noncurrent portion	$—	$536	$—	$536

7. STOCKHOLDERS’ EQUITY
2022 Follow-On Public Offering
On February 23, 2022, the Company completed the 2022 Follow-On Offering, in which it issued 77,600 shares of Class A Common Stock, Pre-Funded Warrants to purchase up to 77,600 shares of Class A Common Stock, and Common Warrants to purchase up to 158,483 shares of Class A Common Stock, in each case giving effect to the Reverse Stock Splits. The aggregate offering price for each share of Class A Common Stock and accompanying Common Warrant was $70.50, as adjusted for the Reverse Stock Splits. The aggregate offering price for each Pre-Funded Warrant and accompanying Common Warrant was $70.4999, adjusted for the Reverse Stock Splits. In the aggregate, the Company received net proceeds of $10.0 million, after deducting approximately $0.9 million of underwriting discounts and estimated other offering expenses.

Each Pre-Funded Warrant entitled the holder to purchase one share of the Company’s Class A Common Stock at an exercise price of $0.0001 per share. While outstanding, the Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The Pre-Funded Warrants were exercised in full on May 4, 2022, and subsequently settled with the counterparty.

Each Common Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $69.04 per share. The Common Warrants became exercisable on August 23, 2022, and expire on August 23, 2027. The Common Warrants are recorded as a liability in the Company’s consolidated balance sheets. Per the terms of the Common Warrants, holders of outstanding Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99 percent after giving effect to the exercise.

December 2023 Equity Follow-On Offering

On December 14, 2023, the Company issued 2,106,723 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s executive officers, pre-funded warrants (2023 Pre-Funded Warrants) to purchase 50,000 shares of Class A Common Stock (Warrant Shares) in an underwritten registered direct offering (2023 Follow-On Offering). The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by an executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for shares of the Company's Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of December 31, 2023. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s net loss per share of Class A Common Stock.

On October 20, 2023, Cibus entered into a binding term sheet (Binding Term Sheet) with Rory Riggs, the Company’s Chairman and Chief Executive Officer. Pursuant to the Binding Term Sheet, Mr. Riggs had agreed to make available to the Company a line of credit (the Loan) in the aggregate principal amount of $5.0 million. Upon the closing of the 2023 Follow-On Offering on December 14, 2023, the Loan was terminated in accordance with its terms.

Warrant transactions for the year ended December 31, 2023, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	—	$—	158,483	$69.04
Issued	50,000	0.01	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	50,000	$0.01	158,483	$69.04
Exercisable as of December 31, 2023	50,000	$0.01	158,483	$69.04

ATM Facility

On September 21, 2021, the Company entered into an Open Market Sale AgreementSM (Legacy Calyxt ATM Facility) with Jefferies LLC, as sole selling agent. The Company issued approximately 40,000 shares of Class A Common Stock, giving effect to the Reverse Stock Splits, under the Legacy Calyxt ATM Facility in 2022 for net proceeds of $0.1 million. The Company did not issue any additional shares under the Legacy Calyxt ATM Facility during the 2023 fiscal year, which was terminated in January of 2024.

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

Class A Common Stock

Shares of Class A Common Stock have full voting and economic rights. Unvested shares of Class A Restricted Common Stock, which were issued as equity compensation to certain of the Company's employees and executive officers, carry all voting, dividend, distribution, and other rights as apply to shares of Class A Common Stock generally, except that (i) shares of Class A Restricted Common Stock are subject to transfer restrictions and (ii) dividends and distributions are held by the Company until vesting of the underlying shares of Class A Restricted Common Stock and remain subject to the same forfeiture provisions as such shares.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. During the year ended December 31, 2023, there were 1,500,000 Up-C Units exchanged by Electing Members for Class A Common Stock. As of December 31, 2023, there were 23,710,292 Cibus Common Units outstanding. Of the 23,710,292 Cibus Common Units outstanding, 20,567,656 are held by Cibus Inc. and 3,142,636 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, the Company has not issued any preferred stock.
8. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis, the Company's largest shareholder prior to the completion of the Merger Transactions.
In December 2014, Legacy Calyxt adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the Calyxt, Inc. 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, restricted stock units (RSUs), performance stock units (PSUs), and other types of equity awards. As part of the Merger Transactions, the name of the 2017 Plan was amended to reflect the name change of the Company.

In July 2021, the Company also adopted the Calyxt, Inc. Employee Inducement Incentive Plan (the Inducement Plan), from which PSUs were granted to Michael A. Carr, the Company's former Chief Executive Officer.
As of December 31, 2023, 2,003,809 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under either the 2014 Plan or the Inducement Plan.

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

Modification of Stock Options

On March 1, 2023, the Company’s Board of Directors (Board) approved the modification of the award terms of all outstanding stock options with a 90-day post-separation exercise period from the current 90 days to five years from date of grant. The modification did not affect the vesting or service period of the stock options. These modifications were considered to be Type I and incremental stock compensation expense of $0.2 million was determined for all modified awards, which was recognized during the year ended December 31, 2023. The incremental stock compensation expense related to 12 grantees and approximately 33,000 shares, giving effect to the Reverse Stock Splits.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2022	67,978	$496.83	116,860	$367.58
Granted	—	—	—	—
Vested	42,333	156.25	—	—
Exercised	—	—	—	—
Forfeited	(1,530)	441.63	(7,339)	371.04
Balance as of December 31, 2023	108,781	$365.07	109,521	$367.35
Stock-based compensation expense related to stock option awards is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Stock-based compensation expense	$1,847	$2,031
As of December 31, 2023, both options outstanding and options exercisable had nominal aggregate intrinsic value and a weighted average remaining contractual term of 3.8 years.
As of December 31, 2023, unrecognized compensation expense related to non-vested stock options was $0.1 million which has a weighted average remaining recognition period of 0.8 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	1,019,282	31.50
Vested	(349,907)	31.50
Forfeited	(29,315)	31.50
Unvested balance as of December 31, 2023	640,060	$31.50
The total fair value of RSAs that vested is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Fair value of shares vested	$5,361	$—
The weighted average grant date fair value of RSAs granted during the year ended December 31, 2023, was $31.50. There were no RSAs granted during the year ended December 31, 2022.

Stock-based compensation expense related to RSAs is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Stock-based compensation expense	$11,497	$—
As of December 31, 2023, unrecognized compensation expense related to RSAs was $19.7 million which has a weighted average remaining recognition period of 2.4 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	24,575	$99.36
Granted	272,885	19.02
Vested	(96,734)	38.29
Forfeited	(53,504)	23.29
Unvested balance as of December 31, 2023	147,222	$18.21
The total fair value of RSUs that vested is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Fair value of shares vested	$2,126	$175

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2023, and 2022 was $19.02 and $62.87, respectively.

Stock-based compensation expense related to RSUs is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Stock-based compensation expense	$3,018	$1,318
As of December 31, 2023, unrecognized compensation expense related to RSUs was $2.1 million which has a weighted average remaining recognition period of 3.3 years.
The Company accounted for stock-based compensation awards granted to employees of Cellectis as deemed dividends. These awards are fully vested as of December 31, 2022. The Company recorded deemed dividends as follows:

	Year Ended December 31,
In Thousands	2023	2022
Deemed dividends from grants to Cellectis employees	$—	$90
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
Information on performance stock unit activity is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	22,600	$81.73
Issued	24,800	25.65
Forfeited/canceled	(9,333)	95.80
Vested	(38,067)	31.82
Outstanding as of December 31, 2023	—	$—
The total fair value of PSUs that vested is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Fair value of shares vested	$1,005	$—

The weighted average grant date fair value of PSUs granted during the year ended December 31, 2023, and 2022 was $25.65 and $63.50, respectively.

Stock-based compensation expense related to PSUs is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Stock-based compensation (benefit) expense	$(270)	$649
As of December 31, 2023, there is no unrecognized compensation expense related to PSUs.

9. INCOME TAXES

The Company is the sole managing member of Cibus Global and, as a result, consolidates the financial results of Cibus Global in the consolidated financial statements. Cibus Global is a pass-through entity for United States federal and most applicable state and local income tax purposes following the Merger Transactions. Any taxable income or loss generated by Cibus Global is passed through to, and included in, the taxable income or loss of its holders of Cibus Common Units, including Cibus. The Company is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from Cibus Global, based on the Company's 78.3 percent economic interest in Cibus Global.

The components of loss before income taxes are as follows:

	Year Ended December 31,
In Thousands	2023	2022
United States loss before income taxes	$(225,222)	$(16,891)
Foreign loss before income taxes	(112,421)	—
Loss before income taxes	$(337,643)	$(16,891)

The following table reconciles the United States statutory income tax rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2023	2022
United States statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	2.7%	1.0%
Loss attributable to redeemable noncontrolling interest	(4.4)%	—%
Stock-based compensation	(0.1)%	(1.7)%
Officer compensation	—%	(1.4)%
Goodwill and intangible assets impairment	(7.3)%	—%
R&D credit	0.8%	2.2%
Unrecognized tax benefits	(0.6)%	—%
Warrants	(0.1)%	6.4%
§351 exchange	8.1%	—%
Change in state rate	3.1%	—%
Other	(0.5)%	—%
Change in valuation allowance	(22.7)%	(27.5)%
Effective income tax rate	—%	—%

The difference between the United States statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2023, and 2022 is primarily attributable to the effect of losses sustained which required a valuation allowance.

Income tax provision for the years ended December 31, 2023, and 2022 consist of the following:

	Year Ended December 31,
In Thousands	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	4	—
Total current	4	—
Deferred:
Federal	—
State	—
Foreign	—
Total deferred	—	—
Total income tax benefit (expense)	$4	$—

Deferred tax assets and liabilities consist of the following:

	December 31,
In Thousands	2023		2022
Net operating losses	$60,257		$40,914
Investment in Cibus Global, LLC	53,573		—
Stock-based compensation	3,367		2,950
ASC 842 lease liabilities	—		2,921
Tax credit carry forwards	5,335		3,685
Capitalized R&D	1,698		2,183
Compensation	17		14
Fixed assets	2,062		—
Other	—		124
Gross deferred tax assets	126,309		52,791
Less valuation allowance	(126,309)		(49,843)
Net deferred tax assets	—		2,948
Fixed assets	—		(89)
ASC 842 ROU assets	—		(2,859)
Gross deferred tax liabilities	—	—	(2,948)
Net deferred tax asset or liability	$—		$—

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

The Company has $362.5 million of net operating loss carryforwards (NOLs). Of this amount, $104.5 million are state NOLs and $258.0 million are federal NOLs. The federal NOLs period is as follows: $215.6 million do not expire and $42.4 million expire between 2026 and 2036. The state NOLs will expire between 2027 and 2043, with some amounts having indefinite carryover. The Company also has federal and state R&D credit carryovers of $5.2 million and $2.4 million, respectively, which will expire between 2028 and 2043.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (IRC), annual use of the Company's NOLs and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock, which on its own or combined with the purchasing stockholders' subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company's NOLs and R&D credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or R&D credit carryforwards before utilization. The Company is in the process of completing a Section 382 study and believes an ownership change has occurred in connection with the Merger Transactions, but has not yet completed the analysis. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by historical ownership changes will not impact the Company’s effective tax rate in the future.

The gross unrecognized tax benefits activity is as follows:

In Thousands	Gross Unrecognized Tax Benefits
Balance as of December 31, 2022	$—
Increases related to current year positions	697
Increases related to prior year positions	1,209
Balance as of December 31, 2023	$1,906

The Company is subject to federal income taxes in the United States as well as various state and local jurisdictions, the United Kingdom, Netherlands, and Canada. The Company has reviewed its tax positions and concluded that no liability for uncertain tax positions is required as of December 31, 2023. The Company will classify any future interest and penalties as a component of income tax expense if incurred.

The Company does not expect the amount of uncertain tax positions to change significantly in the next 12 months. The Company’s major taxing jurisdictions are in the United States, at both the federal and state levels, the United Kingdom, Netherlands, and Canada. The number of years open for examination varies depending on the tax jurisdiction but are generally from three to five years.

As of December 31, 2023, there have been 1,500,000 Up-C Units exchanged by Electing Members for Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of December 31, 2023.
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

Upon the completion of the Merger Transactions, the Company assumed financing leases for certain equipment. In the third quarter of 2023, the Company added a financing lease for hardware and software. The financing lease right-of-use (ROU) asset is included in other non-current assets in the consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of December 31,
	2023		2022
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	14.3	$13,117	15.3	$13,613
San Diego, California laboratory lease	1.7	3,377	—	—
San Diego, California headquarters lease	1.4	3,178	—	—
San Diego, California greenhouse lease	4.7	1,475	—	—
Other leases	< 1.0 - 3.0	538	< 2.0	2
Total		$21,685		$13,615

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

Upon the completion of the Merger Transactions, the company assumed additional operating leases.

The Company's headquarters are located in San Diego, California where it has leases for its headquarters facility, which includes office and laboratory space, and it has the first standardized high-throughput (gene editing) trait development facility for editing plants (the Oberlin Facility) with terms that expire in May 2025 and August 2025, respectively. The Company has one option to extend the Oberlin Facility lease for one year. As the Company is not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

Additionally, the Company has certain leases for greenhouse and warehouse facilities, with terms that expire in August 2028 and August 2026, respectively. The Company had one option to extend the term of the greenhouse lease, for five years, and executed this right with an amended lease agreement beginning in September 2023 and expiring at the end of August 2028. There are no other options to extend this lease. The Company has one option to extend the warehouse lease for five years. However, as the Company is not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

Certain leases include rent abatement, rent escalations, tenant improvement allowances, and additional charges for common area maintenance and other costs. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the operating lease ROU assets or lease liabilities and are reflected as expense in the period incurred.

The components of lease expense were as follows:

	Year Ended December 31,
In Thousands	2023	2022
Finance lease costs	$117	$75
Operating lease costs	4,511	1,548
Total	$4,628	$1,623
Operating lease costs for short-term leases was not material for the year ended December 31, 2023, or 2022.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
In Thousands	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$3,178	$276
Financing cash flows (finance leases)	$297	$376

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023		2022
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.6	1.3	15.3	0.4
Weighted average discount rate	7.5%	9.8%	7.9%	8.1%
As of December 31, 2023, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
2024	7,134	210	7,344
2025	4,797	120	4,917
2026	1,993	—	1,993
2027	1,920	—	1,920
2028	1,863	—	1,863
Thereafter	15,438	—	15,438
	33,145	330	33,475
Less: interest	(10,193)	(30)	(10,223)
Total	$22,952	$300	$23,252
Current portion	5,927	187	6,114
Noncurrent portion	$17,025	$113	$17,138
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2023, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2023, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

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

11. ROYALTY LIABILITY - RELATED PARTIES

On December 31, 2014, Cibus Global entered into a Warrant Transfer and Exchange Agreement (Warrant Exchange Agreement) and a related Intellectual Property Security Agreement (IP Security Agreement), pursuant to which certain investors, including certain directors of the Company and entities affiliated with directors of the Company (collectively, Royalty Holders), exchanged warrants issued by Cibus Global in previous financing transactions, for the right to receive future royalty payments (Royalty Payments). The Warrant Exchange Agreement and IP Security Agreement remain in place following the Company’s acquisition of Cibus Global in the Merger Transactions.

Under the Warrant Exchange Agreement, the Royalty Holders are entitled to future Royalty Payments equal to 10 percent of specified Subject Revenues (as defined in the Warrant Exchange Agreement) actually collected, attributable to product sales, license fees, sublicense payments, distribution fees, milestones, maintenance payments, royalties, and distributions to the Company, arising from products or technology developed using or based upon intellectual property rights in RTDS or oligonucleotide directed mutagenesis technology applied in plants, biologicals, animals, and humans, as well as improvements related to such products or technology. Subject Revenues exclude revenues attributable to certain Nucelis product lines (certain applications in microorganisms), amounts received from the sale or disposition of the Company’s assets to the extent the purchaser agrees to be bound by the Warrant Exchange Agreement, fair market value payments for Cibus Global capital stock, and revenues attributable to collaboration and research projects. Royalty Payments are contingent because they are based upon the actual cash amounts constituting Subject Revenues that are collected from the Company’s customers.

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. As of December 31, 2023, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

The initial term of the Warrant Exchange Agreement is 30 years from the date the first Royalty Payment becomes due and may be extended for an additional 30-year term upon written notice and a $100 payment. Pursuant to the IP Security Agreement, Cibus Global’s payment and performance obligations under the Warrant Exchange Agreement are secured by a security interest in substantially all of Cibus Global’s intellectual property.

The Royalty Liability calculation is based on the Company’s current estimates of future Subject Revenues collected by the Company from customers and, in turn, expected Royalty Payments based on these Subject Revenues to be paid to Royalty Holders over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company recorded the Royalty Liability obligation at fair value as of May 31, 2023, in connection with the acquisition of Cibus Global, LLC. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. Any change in estimated future Royalty Payments, resulting from changes in Cibus’ business model and anticipated Subject Revenues, is recognized prospectively as an adjustment to the effective yield as an increase or decrease to interest expense.

As of December 31, 2023, the Royalty Liability reflected an effective yield of 21.7 percent.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	146,360
Interest expense recognized	18,892
Balance as of December 31, 2023	$165,252

12. SUPPLEMENTAL INFORMATION
Certain balance sheet amounts are as follows:

	As of December 31,
In Thousands	2023	2022
Accrued Expenses:
Accrued consulting and professional fees	$631	$119
Accrued field trials	505	—
Other	611	54
Total	$1,747	$173

Certain statement of operations amounts were as follows:

	Year Ended December 31,
In Thousands	2023	2022
Stock-based compensation expense:
Research and development	$7,554	$946
Selling, general, and administrative	8,538	3,052
Total	$16,092	$3,998
Supplemental statement of cash flows information is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Interest paid	$123	$69
Non-cash transactions not reported in the consolidated statements of cash flows is as follows:

	Year Ended December 31,
In Thousands	2023	2022
Receivable from Jefferies for shares issued under ATM facility	$—	$(260)
Property, plant, and equipment acquired through assuming liabilities	$105	$(691)
Unpaid stock offering costs included in stockholders’ equity	$167	$—
Shares issued for consideration in the merger with Cibus Global	$634,751	$—
Forgiveness of interim funding resulting from merger with Cibus Global	$2,500	$—
Cumulative effect of adoption of lease accounting standard on stockholders’ equity	$—	$832
Establishment of financing lease right-of-use assets and associated financing lease liabilities	$324	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$1,634	$14,090

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

14. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of December 31, 2023, the Company had $1.2 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement. During the year ended December 31, 2023, the Company recognized $1.2 million in revenue in the consolidated statements of operations.
15. RELATED-PARTY TRANSACTIONS
Prior to the completion of the Merger Transactions, the Company was party to several agreements that governed its relationship with Cellectis, the Company's largest shareholder prior to the completion of the Merger Transactions, some of which required the Company to make payments to Cellectis. Pursuant to the Company’s management services agreement with Cellectis, it incurred no management fee expenses for the years ended December 31, 2023, and 2022. The management services agreement was terminated with respect to the

Company upon the closing of the Merger Transactions.

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
TALEN® is one of the Company's gene editing technologies. TALEN® technology was invented by researchers at the University of Minnesota and Iowa State University and exclusively licensed to Cellectis. The Company originally obtained an exclusive license for the TALEN® technology for commercial use in plants from Cellectis. Upon the closing of the Merger Transactions, the license agreement was amended (the Amended Cellectis License) to provide exclusive use to certain intellectual property in the field of developing and commercializing microorganism, agricultural, and food products, including, but not limited to traits, seeds, proteins, oils, carbohydrates, food, and food and animal feed ingredients, excluding (i) any application in connection with animals and animal cells and (ii) therapeutic applications (the Calyxt Field). This grant is non-exclusive solely in the non-exclusive fields as described in the Amended Cellectis License. Cellectis also grants to the Company a non-exclusive, worldwide, perpetual, irrevocable, royalty-free, and fully paid-up license (with certain rights to sublicense) under certain licensed plant patents in the Calyxt Field. Cellectis is entitled to royalties on any revenue the Company generates from sales of products less certain amounts as defined in the license agreement, royalties on certain cumulative revenue thresholds, and a percentage of any sublicense revenues. The Company has incurred nominal license and royalty fees for the years ended December 31, 2023, and 2022.

Prior to the Merger Transactions, amounts payable to Cellectis were reported in the Company's consolidated balance sheets as Due to related parties. Beginning with the three months ended June 30, 2023, any amounts payable to Cellectis are included in accrued expenses in the Company's consolidated balance sheets.

16. EMPLOYEE BENEFIT PLAN

For Cibus, Inc. employees, comprising Legacy Calyxt employees, the Company provided a 401(k) defined contribution plan for all regular full-time employees who had completed two months of service. The Company matched employee contributions up to certain amounts and those matching contributions vested immediately. The Legacy Calyxt employees remained on the Cibus, Inc. payroll and benefits programs through December 31, 2023. Beginning in 2024, these employees will move to the Cibus US, LLC payroll and benefits programs and the Cibus, Inc. payroll and benefits programs will be terminated.

The employee benefit plan expenses were as follows:

	Year Ended December 31,
In Thousands	2023	2022
Employee benefit plan expenses	$122	$259

17. SUBSEQUENT EVENTS

ATM Facility

On January 2, 2024, the Company entered into the Sales Agreement with Stifel. Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). As of March 20, 2024, the Company has issued approximately 356,477 shares of Class A Common Stock and has received net proceeds of approximately $6.2 million from the ATM Facility.