Form 10-Q
period 2024-03-31
Cibus, Inc.
filed 2024-05-09
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024;
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

As of May 8, 2024, there were an aggregate of 24,687,767 shares of the registrant's common stock outstanding, comprising 21,545,131 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 535,767 restricted shares of Class A Common Stock, which remain subject to vesting), and 3,142,636 shares of the registrant's Class B Common Stock, $0.0001 par value per share.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. (formerly Calyxt, Inc.) and its consolidated subsidiaries (i) excluding Cibus Global, LLC and its consolidated subsidiaries, prior to the completion of the Merger Transactions (as defined under the heading “Explanatory Note” below) and (ii) the combined entity, including Cibus Global, LLC and its consolidated subsidiaries, as of and following the consummation of the Merger Transactions. When the term “Legacy Calyxt” is used, it is being used to exclusively refer to Calyxt, Inc. prior to the Merger Transactions. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC, both prior to and after the completion of the Merger Transactions. When the term “Cellectis,” is used, it is being used to refer to Cellectis S.A. (société anonyme), the Company’s former parent company and largest shareholder prior to the completion of the Merger Transactions.

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

Explanatory Note

Completion of Merger Transactions

On May 31, 2023, the Company completed the business combination transactions contemplated by the Agreement and Plan of Merger, dated as of January 13, 2023, as amended by the First Amendment thereto dated as of April 14, 2023 (as amended, the Merger Agreement, and the transactions contemplated thereby, the Merger Transactions), by and among Legacy Calyxt; Calypso Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of Legacy Calyxt; Cibus Global; and certain blocker entities party thereto. Among other things, as part of the Merger Transactions, the Company’s amended and restated certificate of incorporation was further amended and restated (the Amended Certificate of Incorporation). The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. The Amended Certificate of Incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights.

All 2023 financial information presented in this Quarterly Report on Form 10-Q is that of Legacy Calyxt only, except where pro forma figures are presented.

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

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue up to 310,000,000 shares, consisting of (i) up to 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) up to 210,000,000 shares of Class A Common Stock and (B) up to 90,000,000 shares of Class B Common Stock and (ii) up to 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; the Company’s ability to enter into and maintain significant customer collaborations; the realization of anticipated benefits of the Merger Transactions; and integration of the combined company. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company's technologies obsolete; impacts of the Company's headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; risks associated with the possible failure to realize certain anticipated benefits of the Merger Transactions; the effect of the completion of the Merger Transactions on the Company’s business relationships, operating results, and business generally; the outcome of any litigation related to the Merger Transactions; the Company's assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 21, 2024, or as they may be updated or supplemented from time-to-time in the Company's subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

Market Data

This Quarterly Report on Form 10-Q contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company's internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Quarterly Report involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors” in the Annual Report and other subsequent reports on Form 10-Q and Form 8-K filed with the SEC. Forecasts and other forward-looking estimates about the Company's industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

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

None of the information provided on the Company’s website, in its press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document it files with the SEC unless such document specifically states otherwise, and any references to its website or its corporate X and LinkedIn accounts are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,507	$32,699
Accounts receivable	650	530
Prepaid expenses and other current assets	1,560	1,991
Total current assets	26,717	35,220
Property, plant, and equipment, net	14,657	15,775
Operating lease right-of-use assets	20,458	21,685
Intangible assets, net	34,953	35,411
Goodwill	434,898	434,898
Other non-current assets	1,351	1,422
Total assets	$533,034	$544,411
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,672	$6,127
Accrued expenses	1,804	1,747
Accrued compensation	3,304	3,858
Deferred revenue	1,460	1,210
Current portion of notes payable	527	833
Current portion of financing lease obligations	151	187
Current portion of operating lease obligations	5,985	5,927
Class A common stock warrants	1,808	1,418
Other current liabilities	11	16
Total current liabilities	21,722	21,323
Notes payable, net of current portion	441	536
Financing lease obligations, net of current portion	116	113
Operating lease obligations, net of current portion	15,652	17,025
Royalty liability - related parties	173,581	165,252
Other non-current liabilities	1,695	1,868
Total liabilities	213,207	206,117
Commitments and contingencies (See Note 9)
Redeemable noncontrolling interest	41,610	44,824
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 21,614,892 shares issued and 21,014,970 shares outstanding as of March 31, 2024; 21,240,379 shares issued and 20,567,656 shares outstanding as of December 31, 2023	8	8
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 3,142,636 shares issued and outstanding as of March 31, 2024, and December 31, 2023	—	—
Additional paid-in capital	783,351	775,017
Class A common stock in treasury, at cost; 39,099 shares as of March 31, 2024, and 32,663 shares as of December 31, 2023	(1,912)	(1,785)
Accumulated deficit	(503,213)	(479,778)
Accumulated other comprehensive income (loss)	(17)	8
Total stockholders’ equity	278,217	293,470
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$533,034	$544,411
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Revenue	$545	$42
Total revenue	545	42
Operating expenses:
Research and development	12,013	2,209
Selling, general, and administrative	6,985	2,296
Total operating expenses	18,998	4,505
Loss from operations	(18,453)	(4,463)
Royalty liability interest expense - related parties	(8,329)	—
Other interest income (expense), net	193	(21)
Non-operating income (expense)	(369)	(910)
Loss before income taxes	(26,958)	(5,394)
Income tax expense	(14)	—
Net loss	$(26,972)	$(5,394)
Net loss attributable to redeemable noncontrolling interest	(3,537)	—
Net loss attributable to Cibus, Inc.	$(23,435)	$(5,394)
Basic and diluted net loss per share of Class A common stock	$(1.12)	$(5.46)
Weighted average shares of Class A common stock outstanding – basic and diluted	20,862,938	988,145

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(26,972)	$(5,394)
Foreign currency translation adjustments	(28)	—
Comprehensive loss	(27,000)	(5,394)
Comprehensive loss attributable to redeemable noncontrolling interest	(3,540)	—
Comprehensive loss attributable to Cibus, Inc.	$(23,460)	$(5,394)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended March 31, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(3,537)	—	—	—	—	—	—	(23,435)	—	(23,435)
Stock-based compensation	—	—	—	—	—	2,528	—	—	—	2,528
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	97,273	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses		356,477				6,132				6,132
Payment of taxes related to vested restricted stock units	—	(6,436)	—	—	—	—	(127)	—	—	(127)
Change in value of redeemable noncontrolling interest	326					(326)				(326)
Foreign currency translation adjustments	(3)	—	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2024	$41,610	21,014,970	$8	3,142,636	$—	$783,351	$(1,912)	$(503,213)	$(17)	$278,217

Three Months Ended March 31, 2023	Class A Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	976,908	$5	$220,422	$(1,043)	$(212,151)	$7,233
Net loss	—	—	—	—	(5,394)	(5,394)
Stock-based compensation	—	—	828	—	—	828
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	17,718	—	—	—	—	—
Balance at March 31, 2023	994,626	$5	$221,250	$(1,043)	$(217,545)	$2,667

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(26,972)	$(5,394)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	8,329	—
Depreciation and amortization	1,794	486
Stock-based compensation	2,528	828
Change in fair value of liability classified Class A common stock warrants	390	819
Other	(22)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(120)	—
Due to/from related parties	—	(112)
Prepaid expenses and other current assets	431	56
Accounts payable	646	(13)
Accrued expenses	47	879
Accrued compensation	(554)	73
Deferred revenues	248	(42)
Right-of-use assets and lease liabilities, net	(88)	50
Other assets and liabilities, net	(137)	(5)
Net cash used by operating activities	(13,480)	(2,375)
Investing activities
Purchases of property, plant, and equipment	(228)	—
Net cash used by investing activities	(228)	—
Financing activities
Proceeds from issuances of securities	6,534	—
Costs incurred related to issuances of securities	(454)	—
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	1,000
Payment of taxes related to vested restricted stock units	(127)	—
Repayments of financing lease obligations	(33)	(97)
Repayments of notes payable	(401)	—
Net cash provided by financing activities	5,519	903
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net decrease in cash and cash equivalents	(8,192)	(1,472)
Cash and cash equivalents – beginning of period	32,699	3,526
Cash and cash equivalents – end of period	$24,507	$2,054
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Cibus, Inc. (Cibus or the Company and, prior to the completion of the Merger Transactions (as defined below), Calyxt, Inc., or Legacy Calyxt) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements and has included the accounts of Cibus, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Company’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report). The accompanying condensed consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report.
Nature of Business and Organization

Cibus, Inc. completed the Merger Transactions (as defined below under “—Completion of Merger Transactions”) on May 31, 2023, with Cibus Global, LLC (Cibus Global), and the Company carries on its business through Cibus Global and its subsidiaries. Cibus is the sole managing member of Cibus Global and as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global. As a result, the Company consolidates the financial results of Cibus Global and its subsidiaries and reports redeemable noncontrolling interest representing the economic interest in Cibus Global held by the other members of Cibus Global.

Cibus Global, a Delaware limited liability company, was formed on May 10, 2019. Immediately prior to the effective date of this formation, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on September 11, 2008.

Cibus Global is a plant trait company using gene editing technologies to develop and license gene edited plant traits that improve farming productivity or produce renewable low carbon plant products.

Completion of Merger Transactions

On May 31, 2023, the Company completed the business combination transactions contemplated by the Agreement and Plan of Merger, dated as of January 13, 2023, as amended by the First Amendment thereto dated as of April 14, 2023 (as amended, the Merger Agreement, and the transactions contemplated thereby, the Merger Transactions), by and among Legacy Calyxt; Calypso Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company; Cibus Global; and certain blocker entities party thereto. Among other things, as part of the Merger Transactions, the Company’s amended and restated certificate of incorporation was further amended and restated (the Amended Certificate of Incorporation). The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of membership units of Cibus Global. The Amended Certificate of Incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. Each share of Legacy Calyxt’s common stock, par value $0.0001 per share (Legacy Common Stock) existing and outstanding immediately prior to the Merger Transactions remained outstanding as a share of Class A Common Stock without any conversion or exchange thereof.

At the closing of the Merger Transactions, the Company contributed all of its assets and liabilities to Cibus Global, in exchange for common units of Cibus Global (Common Units). The Company issued an aggregate of 16,527,484 shares of Class A Common Stock (including 1,019,282 shares of restricted Class A Common Stock) and 4,642,636 shares of Class B Common Stock to Cibus Global equityholders, as consideration in the Merger Transactions, pursuant to the terms of the Merger Agreement. Upon closing, Legacy Calyxt stockholders held approximately 4.8 percent of the issued and outstanding common stock of the Company and legacy holders of membership units of Cibus Global (including profits interest units and warrants) held approximately 95.2 percent of the issued and outstanding common stock of the Company.

The primary purpose of the merger was to bring together the technology platforms and facilities of two pioneering companies to create a leading agricultural technology company for the development of productivity traits and to consolidate significant patented plant agricultural gene editing technology.

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

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue up to 310,000,000 shares, consisting of (i) up to 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) up to 210,000,000 shares of Class A Common Stock and (B) up to 90,000,000 shares of Class B Common Stock and (ii) up to 10,000,000 shares of preferred stock, par value $0.0001 per share. Unless otherwise noted, all share and per share amounts in these financial statements have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Splits.

Share information related to the Company's common stock as of March 31, 2024, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	21,614,892	3,142,636	24,757,528
Outstanding	21,014,970	3,142,636	24,157,606

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $27.0 million and cash used for operating activities was $13.5 million for the three months ended March 31, 2024. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of March 31, 2024, the Company had $24.5 million of cash and cash equivalents and $21.7 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the three months ended March 31, 2024, the Company issued 356,477 shares of Class A Common Stock and received net proceeds of approximately $6.2 million from the ATM Facility. Subsequently, from April 1, 2024, through May 8, 2024, the Company issued 506,206 shares of Class A Common Stock and has received net proceeds of approximately $9.5 million from the ATM Facility.

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

Management will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that these financial statements are issued. The Company instituted cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives. Such initiatives include reductions in capital expenditures, streamlining of independent contractor utilization and cost management, reduced and prioritized spending on business travel, careful management of contract approvals to ensure they align with priority objectives, and prioritization of near-term payment obligations. However, it is doubtful these cost reduction initiatives alone will be sufficient to forestall a cash deficit. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of these financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, and the valuation of the Royalty Liability (defined below under “Royalty liability - Related Parties”).

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.2 million in contract assets as of March 31, 2024, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There were $0.2 million in contract assets as of December 31, 2023.

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

The following table represents the deferred revenue activity:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Consideration earned	(545)
Consideration received	795
Balance as of March 31, 2024	$1,460

For the three months ended March 31, 2024, $0.2 million of the deferred revenue balance as of December 31, 2023, was recognized as revenue in the accompanying condensed consolidated statements of operations.

Royalty Liability – Related Parties

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues (as defined in Note 10) collected by the Company from customers and, in turn, expected Royalty Payments (as defined in Note 10) based on these Subject Revenues to be paid to Royalty Holders (as defined in Note 10) over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement (as defined in Note 10) is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. If the amount or timing of these payments significantly deviates from the original estimates, an adjustment will be recorded prospectively as an increase or decrease to interest expense. Fluctuations in the Royalty Liability balance, resulting from changes in Cibus' business model and anticipated Subject Revenues, may cause fluctuations in the Company’s earnings.

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

See Note 10 for further details.

Stock-Based Compensation

The valuation of stock options is a critical accounting estimate that requires the use of judgments and assumptions that are likely to have a material impact on the Company’s condensed consolidated financial statements. The Company generally measures the fair value of employee and nonemployee stock-based awards on their grant date and records compensation expense on a straight-line basis over the related service period of the award, which is generally the vesting period. The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company generally measures compensation expense for grants of restricted stock units and restricted stock awards using the Company’s share price on the date of grant. The Company may use a Monte Carlo simulation pricing model when estimating the fair values of performance stock units (PSUs), which requires the Company to make predictive assumptions. The Company estimates fair values and accounts for employee and nonemployee awards in a similar manner.

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

Due to the limited historical experience of the Company’s stock awards program, it has elected to account for forfeitures of awards as they occur. If an award is forfeited prior to vesting, the associated reduction in expense is reflected net in stock-based compensation expense in that period. Stock-based compensation expense is recorded in research and development (R&D) and selling, general, and administrative (SG&A) expenses in the Company’s condensed consolidated statements of operations.

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

The 2023 Pre-Funded Warrants, defined below in Note 6, remain outstanding and exercisable, subject to an ownership limitation, as of March 31, 2024. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the 2023 Pre-Funded Warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2024, and 2023:

	As of March 31,
In Thousands, Except Share and Per Share Amounts	2024	2023
Numerator:
Net loss attributable to Cibus, Inc.	$(23,435)	$(5,394)
Denominator:
Weighted average shares of Class A common stock outstanding	20,812,938	988,145
Effect of pre-funded warrants	50,000	—
Weighted average shares of Class A common stock outstanding – basic and diluted	20,862,938	988,145
Basic and diluted net loss per share of Class A common stock	$(1.12)	$(5.46)

The Company’s potential dilutive securities, which include warrants issued by the Company (which can be exercised to purchase the Company's Class A Common Stock) in a follow-on offering in 2022 (Common Warrants), unvested performance stock units, unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of March 31,
	2024	2023
Stock options outstanding	109,503	112,618
Unvested restricted stock units	67,411	78,675
Unvested performance stock units	—	18,732
Unvested restricted stock awards	560,823	—
Common warrants	158,483	158,483
Total	896,220	368,508

Common Warrants

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

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expense) in its condensed consolidated statements of operations.

See Note 6 below paragraph titled “December 2023 Equity Follow-On Offering” for a detailed discussion on the 2023 Pre-Funded Warrants issued in December 2023. The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation also described below, as of March 31, 2024. The 2023 Pre-Funded Warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s net loss per share of Class A Common Stock.
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

2. MERGER WITH CIBUS GLOBAL

As described in Note 1, on May 31, 2023, the Company completed the Merger Transactions.

Redeemable Noncontrolling Interest

All of the issued and outstanding Cibus Global membership units (Common Units) are held solely by the Company and certain members of Cibus Global who elected in connection with the Merger Transactions to receive units (Up-C Units), each consisting of one share of Class B Common Stock and one Common Unit, at the closing of the Merger Transactions (Electing Members). The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. In accordance with ASC 810, Consolidation, Cibus Global is considered a Variable Interest Entity with Cibus as its sole managing member and primary beneficiary. As such, Cibus consolidates Cibus Global, and the remaining Common Unit holders that hold economic interest directly in Cibus Global are presented as redeemable noncontrolling interest on the Company’s financial statements. There are no restrictions on the use of assets of Cibus Global.

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of May 31, 2023, (the closing date of the Merger Transactions) the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global. As of March 31, 2024, the

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

___________________________________________
(1) This share number represents the aggregate number of shares of Common Stock issued to Cibus Global members in the Merger Transactions and comprises: 15,508,202 shares of Class A Common Stock and 4,642,636 shares of Class B Common Stock. This share number excludes 1,019,282 shares of Class A Restricted Stock, which are treated as issued and outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture.
(2) Reflects the purchase price per share of the Company's Class A Common Stock, which was the closing price of the Class A Common Stock on May 31, 2023, the closing date of the Merger Transactions.

Purchase Price Allocation

The acquisition of Cibus Global was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The purchase price allocation is preliminary and subject to change, including upon completion of the Company's analysis on the deferred tax impact of the acquisition, §704(b) and §704(c) tax capital account allocations, and the impact of the merger of certain blocker entities with and into Cibus, Inc. in connection with the Merger Transactions.

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

The Company incurred expenses of approximately $8.2 million in connection with the completion of the Merger Transactions, of which approximately $0.4 million was recognized in 2022. During 2023, approximately $3.5 million in legal and professional fees, $1.9 million in severance costs resulting from pre-existing employment agreements, and $1.1 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, were included in SG&A expense in the condensed consolidated statements of operations. Additionally, during 2023, approximately $1.3 million in stock compensation expense from accelerated share vesting per the individual stock award agreements, was included in R&D expense in the condensed consolidated statements of operations.

These unaudited pro forma figures for the three months ended March 31, 2023, have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

Three Months Ended
Unaudited and in Thousands	March 31, 2023
Pro forma revenues	$235
Pro forma net loss	(23,272)
Pro forma net loss attributable to controlling interest	(19,280)
Pro forma net loss attributable to redeemable noncontrolling interest	$(3,992)

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

During the three months ended March 31, 2024, there were no Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As of March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of March 31, 2024.

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
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024				December 31, 2023
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,035	$—	$—	$1,035	$7,015	$—	$—	$7,015
Total	$1,035	$—	$—	$1,035	$7,015	$—	$—	$7,015

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	March 31, 2024				December 31, 2023
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$1,808	$1,808	$—	$—	$1,418	$1,418
Total	$—	$—	$1,808	$1,808	$—	$—	$1,418	$1,418

The following table summarizes the Common Warrants activity for the three months ended March 31, 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Change in fair value	390
Balance as of March 31, 2024	$1,808

The following table summarizes the Common Warrants activity for the three months ended March 31, 2023:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	$291
Change in fair value	819
Balance as of March 31, 2023	$1,110

The Company estimates the fair value of the Common Warrants as of the date of issuance and at the end of every reporting period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the Common Warrants. The Company estimates its future stock price volatility using a weighted average historical volatility which takes into consideration the Company's historical volatility and historical volatility from a group of guideline companies, over the remaining life of the Common Warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of March 31, 2024	As of December 31, 2023
Estimated fair value of Common Warrants per share	$11.41	$8.95
Assumptions:
Risk-free interest rate	4.4%	3.9%
Expected volatility	107.4%	100.7%
Expected term to liquidation (in years)	3.4	3.6

As of March 31, 2024, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of March 31, 2024, and December 31, 2023, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of March 31, 2024	As of December 31, 2023
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or - 15	4,043	3,912
Office furniture and equipment	5 - 10	15,477	15,102
Office furniture and equipment under financing leases	3 - 7	25	373
Computer equipment and software	3 - 5	4,203	3,761
Assets in progress	N/A	295	704
Total property, plant, and equipment		24,943	24,752
Less accumulated depreciation and amortization		(10,286)	(8,977)
Total		$14,657	$15,775

Depreciation and amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Depreciation and amortization expense	$1,309	$412

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In connection with the Merger Transactions with Cibus Global, the Company recognized goodwill totaling $585.3 million (of which $150.4 million was impaired in the fourth quarter of 2023). The company had no goodwill prior to the Merger Transactions. Goodwill represents future economic benefits arising from acquiring Cibus Global, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets were as follows:

In Thousands	As of March 31, 2024	As of December 31, 2023
Intangible Assets, net:
Developed technology	$14,148	$14,148
Trade name	22,230	22,230
Other	150	150
Total intangible assets	36,528	36,528
Less accumulated amortization	(1,575)	(1,117)
Total	$34,953	$35,411

Total amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Amortization expense	$458	$53

As of March 31, 2024, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2024	$1,375
2025	$1,833
2026	$1,833
2027	$1,833
2028	$1,833
2029	$1,833

6. STOCKHOLDERS’ EQUITY

Common Warrants

The Company issued Common Warrants in a follow-on offering in 2022. The Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company's Class A Common Stock for $69.04 per share. The Common Warrants are recorded as a liability in the Company’s condensed consolidated balance sheets. Per the terms of the Common Warrants, holders of outstanding Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99 percent after giving effect to the exercise.

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

The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of March 31, 2024. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

Warrant transactions for the three months ended March 31, 2024, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	50,000	$0.01	158,483	$69.04
Issued	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2024	50,000	$0.01	158,483	$69.04
Exercisable as of March 31, 2024	50,000	$0.01	158,483	$69.04

ATM Facility

During the three months ended March 31, 2024, the Company issued 356,477 shares of Class A Common Stock and received net proceeds of approximately $6.2 million from the ATM Facility. Subsequently, from April 1, 2024, through May 8, 2024, the Company issued 506,206 shares of Class A Common Stock and has received net proceeds of approximately $9.5 million from the ATM Facility.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. During the three months ended March 31, 2024, there were no Up-C Units exchanged by Electing Members for Class A Common Stock. As of March 31, 2024, there were 24,157,606 Cibus Common Units outstanding. Of the 24,157,606 Cibus Common Units outstanding, 21,014,970 are held by Cibus Inc. and 3,142,636 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2024, the Company has not issued any preferred stock.

7. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis, the Company's largest shareholder and former parent company prior to the completion of the Merger Transactions.
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

As of March 31, 2024, 2,065,602 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.
Stock Options
There were no stock options granted during the three months ended March 31, 2024, or 2023.

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2023	108,781	$365.07	109,521	$367.35
Granted	—	—	—	—
Vested	135	769.11	—	—
Exercised	—	—	—	—
Forfeited	—	—	(18)	227.00
Balance as of March 31, 2024	108,916	$365.57	109,503	$367.37
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Stock-based compensation expense	$19	$354
As of March 31, 2024, both options outstanding and options exercisable had nominal aggregate intrinsic value and a weighted average remaining contractual term of 3.2 years.
As of March 31, 2024, unrecognized compensation expense related to non-vested stock options was nominal which has a weighted average remaining recognition period of 0.7 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	640,060	$31.50
Granted	—	—
Vested	(77,686)	31.50
Forfeited	(1,551)	31.50
Unvested balance as of March 31, 2024	560,823	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Fair value of shares vested	$1,464	$—
There were no RSAs granted during the three months ended March 31, 2024, or 2023.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Stock-based compensation expense	$2,446	$—
As of March 31, 2024, unrecognized compensation expense related to RSAs was $17.2 million which has a weighted average remaining recognition period of 2.1 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	147,222	$18.21
Granted	—	—
Vested	(19,587)	18.19
Forfeited	(60,224)	18.15
Unvested balance as of March 31, 2024	67,411	$18.27
The total fair value of RSUs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Fair value of shares vested	$385	$142
There were no RSUs granted during the three months ended March 31, 2024. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2023, was $21.68.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Stock-based compensation expense	$63	$311
As of March 31, 2024, unrecognized compensation expense related to RSUs was $1.0 million which has a weighted average remaining recognition period of 3.2 years.
Performance Stock Units

From time-to-time, the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

The total fair value of PSUs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Fair value of shares vested	$—	$76

There were no PSUs granted during the three months ended March 31, 2024, or 2023.

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Stock-based compensation expense	$—	$163
As of March 31, 2024, there is no unrecognized compensation expense related to PSUs.

8. INCOME TAXES

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three months ended March 31, 2024. No current income tax provision has been recorded for United States operations for the three months ended March 31, 2024, due to the Company's history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

During the three months ended March 31, 2024, there were no Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of March 31, 2024.

As of March 31, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2023.
9. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company's financing lease right-of-use (ROU) assets are included in other non-current assets in the condensed consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of March 31, 2024		As of December 31, 2023
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	14.1	$12,988	14.3	$13,117
San Diego, California laboratory lease	1.4	2,897	1.7	3,377
San Diego, California headquarters lease	1.2	2,638	1.4	3,178
San Diego, California greenhouse lease	4.4	1,409	4.7	1,475
Other leases	< 1.0 - 3.0	526	< 1.0 - 3.0	538
Total		$20,458		$21,685

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

The Company's headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, and it has the first standardized high-throughput (gene editing) trait development facility for editing plants (Oberlin Facility) with terms that expire in May 2025 and August 2025, respectively. The Company has one option to extend the Oberlin Facility lease for one year. As the Company is not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Finance lease costs	$59	$3
Operating lease costs	1,684	388
Total	$1,743	$391
Operating lease costs for short-term leases was not material for the three months ended March 31, 2024, or 2023.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$1,367	$72
Financing cash flows (finance leases)	$33	$97

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2024		As of December 31, 2023
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.7	1.3	10.6	1.3
Weighted average discount rate	7.6%	10.6%	7.5%	9.8%
As of March 31, 2024, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2024	$5,377	$169	$5,546
2025	4,818	120	4,938
2026	2,013	—	2,013
2027	1,921	—	1,921
2028	1,863	—	1,863
2029	1,590	—	1,590
Thereafter	13,848	—	13,848
	31,430	289	31,719
Less: interest	(9,793)	(22)	(9,815)
Total	$21,637	$267	$21,904
Current portion	5,985	151	6,136
Noncurrent portion	$15,652	$116	$15,768
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of March 31, 2024, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of March 31, 2024, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying condensed consolidated financial statements.

Litigation and Claims
The Company is not currently a party to any material pending legal proceeding.

10. ROYALTY LIABILITY - RELATED PARTIES

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. As of March 31, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

As of March 31, 2024, the Royalty Liability reflected an effective yield of 21.7 percent.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	8,329
Balance as of March 31, 2024	$173,581

11. SUPPLEMENTAL INFORMATION
Certain statement of operations amounts were as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Stock-based compensation expense:
Research and development	$881	$184
Selling, general, and administrative	1,647	644
Total	$2,528	$828
Supplemental statement of cash flows information is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Interest paid	$39	$3

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
In Thousands	2024	2023
Property, plant, and equipment acquired through assuming liabilities	$47	$—
Unpaid stock offering costs included in stockholders’ equity	$115	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$45	$—

12. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of March 31, 2024, the Company had $1.5 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement. During the three months ended March 31, 2024, the Company recognized $0.2 million in revenue in the condensed consolidated statements of operations.
13. RELATED-PARTY TRANSACTIONS
Cellectis, the Company's largest shareholder prior to the completion of the Merger Transactions, has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.

Prior to the Merger Transactions, amounts payable to Cellectis were reported in the Company's condensed consolidated balance sheets as Due to related parties. Beginning with the three months ended June 30, 2023, any amounts payable to Cellectis are included in accrued expenses in the Company's condensed consolidated balance sheets.

14. SUBSEQUENT EVENTS

ATM Facility

Subsequent to March 31, 2024, from April 1, 2024, through May 8, 2024, the Company issued 506,206 shares of Class A Common Stock and has received net proceeds of approximately $9.5 million from the ATM Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report), including the Consolidated Financial Statements and Notes incorporated therein..

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

The Company believes that a measure of the success of its RTDS technologies and its Trait Machine process is that Cibus has been able to develop a pipeline of five productivity traits, four of which are applicable to multiple crops. Three of the traits are developed, meaning that they have been edited in a customer's elite germplasm and have been validated in multiple field trials. In Canola and Winter Oilseed Rape (WOSR), the Company's Pod Shatter Reduction (PSR) trait has been edited into the elite lines of customer seed company partners and has started “shipping,” meaning that Cibus has begun transferring this PSR trait to these customers in their elite germplasm for potential commercial launch. In Rice, the herbicide tolerance (HT) traits HT1 and HT3 were edited into genetics and are now undergoing introgression (breeding) into multiple customers’ genetics both for the United States and Latin America.

Activities in the first quarter of 2024 through the date of this filing have been pivotal for Cibus in many areas. Within its set of developed productivity traits, the Company made important progress toward commercial development in the first quarter of 2024 with its two HT traits, HT1 and HT3, in Rice. Cibus signed important Rice agreements with Loveland Products, Inc., a subsidiary of Nutrien, Ltd., in the United States and with Interoc S.A. in Latin America. Cibus now has agreements with four Rice customers that, taken together, have total Rice acres representing approximately 40 percent of all addressable acres across North and Latin America (i.e., acres that would be potentially accessible to Cibus' HT1 and HT3 traits). In terms of the commercialization of its PSR trait, the Company continued its progress working with customers in North American and Europe towards commercializing its PSR trait in Canola.

With respect to the Company’s two advanced productivity traits, Sclerotinia resistance and HT2, the Company previously reported successful greenhouse results in Canola for the first two modes of action for Sclerotinia resistance. In addition, the Company completed successful edits of HT2 in Canola in 2023.

Beyond Cibus’ focus on its three-crop (Canola, Rice, and Soybean), five-trait pipeline, Cibus also plans to subsequently develop traits in Wheat and Corn. In the first quarter of 2024, Cibus announced that it had established a scalable gene editing process in Wheat, having successfully regenerated plants from single cells in a wheat cultivar. This demonstrates Cibus’ continued success in developing scalable high-throughput breeding platforms that can operate as extensions of seed company breeding programs, and the Company is now entering into initial discussions with potential seed partners on Wheat edits. Cibus continues to make progress in developing a Soybean platform. Once the Soybean platform is operational, it will be possible for Cibus to develop and commercialize any trait contemporaneously in any or all of these four major crops (Canola, Rice, Soybean, and Wheat).

The first quarter of 2024 was a key moment in the evolving global regulation of gene editing technologies in agriculture. On February 7, 2024, the Parliament of the EU voted in favor of new laws that would clearly differentiate gene editing technology from GMO technology. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding, with the exception that there is still discussion of how to address traits for HT in the EU. The EU Parliament’s approved proposal sets the stage for the ongoing negotiations among the EU Parliament, the Council of the EU, and the European Commission to formulate a mutually agreed joint text for the new legislation. The major developed market countries including the United Kingdom, United States, and the major markets in South America are now treating traits from gene editing as conventional-like and, although there can be no assurance that the EU regulation will be adopted in the form approved by the EU Parliament or at all, the final passage of the new EU regulation would bring the territory closer to the other major developed markets in having more consistent regulations for the planting, import, and export of products or commodities. For this reason, Cibus believes the impact of these regulations is the beginning of the gene editing era – an era in which products from the most advanced technologies in breeding and gene editing will be regulated on the same basis as products developed using conventional breeding. An era in which technology promises to change the speed and scale of trait development as new technologies have done in many industries. An era that Cibus believes represents agriculture’s analog to digital moment.

The Company has incurred net losses since its inception. As of March 31, 2024, the Company had an accumulated deficit of $503.2 million. The Company’s net loss was $27.0 million for the three months ended March 31, 2024. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

ATM Facility

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the three months ended March 31, 2024, the Company issued 356,477 shares of Class A Common Stock and received net proceeds of approximately $6.2 million from the ATM Facility. Subsequently, from April 1, 2024, through May 8, 2024, the Company issued 506,206 shares of Class A Common Stock and has received net proceeds of approximately $9.5 million from the ATM Facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023
A summary of the Company’s results of operations for the three months ended March 31, 2024, and 2023 follows:

	Three Months Ended March 31,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$545	$42	$503	1,198%
Research and development	12,013	2,209	9,804	444%
Selling, general, and administrative	6,985	2,296	4,689	204%
Loss from operations	(18,453)	(4,463)	(13,990)	(313)%
Royalty liability interest expense - related parties	(8,329)	—	(8,329)	NM
Other interest income (expense), net	193	(21)	214	1,019%
Non-operating income (expense)	(369)	(910)	541	59%
Loss before income taxes	(26,958)	(5,394)	(21,564)	(400)%
Income tax expense	(14)	—	(14)	NM
Net loss	$(26,972)	$(5,394)	$(21,578)	(400)%
Net loss attributable to redeemable noncontrolling interest	(3,537)	—	(3,537)	NM
Net loss attributable to Cibus, Inc.	$(23,435)	$(5,394)	$(18,041)	(334)%
Basic and diluted net loss per share of Class A common stock	$(1.12)	$(5.46)	$4.34	79%
NM – not meaningful

Revenue

Revenue was $0.5 million in the first quarter of 2024, an increase of $0.5 million from the first quarter of 2023. The increase was driven by the acquisition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue from operations associated with Legacy Calyxt in 2024 and 2023 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

Research and development (R&D) expense was $12.0 million in the first quarter of 2024, an increase of $9.8 million from the first quarter of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, laboratory supplies, facility costs, and stock compensation expense related to restricted stock awards (RSAs) granted as part of the completion of the Merger Transactions. These expenses were partially offset by a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $7.0 million in the first quarter of 2024, an increase of $4.7 million from the first quarter of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, professional fees, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $8.3 million in the first quarter of 2024, an increase of $8.3 million from the first quarter of 2023. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income (Expense), net

Other interest income (expense), net was income of $0.2 million in the first quarter of 2024, an increase in income of $0.2 million from the first quarter of 2023. The increase in income was driven by interest earned on cash balances.

Non-Operating Income (Expense)

Non-operating income (expense) was expense of $0.4 million in the first quarter of 2024, a decrease in expense of $0.5 million from the first quarter of 2023. The decrease in expense was driven by $0.4 million related to the fair value adjustment of the Common Warrants.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $3.5 million in the first quarter of 2024, an increase in net loss attributable to redeemable noncontrolling interest of $3.5 million from the first quarter of 2023. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

As of March 31, 2024, the Company had $24.5 million of cash and cash equivalents. Current liabilities were $21.7 million as of March 31, 2024.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. Until the Company is able to obtain additional public or private financing, it currently expects to satisfy its near-term requirements with existing cash on hand and proceeds raised from the ATM Facility.

The Company incurred a net loss of $27.0 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $503.2 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Net loss	$(26,972)	$(5,394)	$(21,578)	(400)%
Royalty liability interest expense - related parties	8,329	—	8,329	NM
Depreciation and amortization	1,794	486	1,308	269%
Stock-based compensation	2,528	828	1,700	205%
Change in fair value of liability classified Class A common stock warrants	390	819	(429)	(52)%
Other	(22)	—	(22)	NM
Changes in operating assets and liabilities	473	886	(413)	(47)%
Net cash used by operating activities	$(13,480)	$(2,375)	$(11,105)	(468)%
NM – not meaningful

Net cash used by operating activities was $13.5 million in the first three months of 2024, an increase in cash used of $11.1 million from the first three months of 2023. The increase in cash used was primarily driven by a $10.7 million increase in net loss related to the operations acquired in the Merger Transactions and a decrease of $0.4 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.

The Company expects cash used by operating activities in 2024 to be higher than 2023 driven by a full year of combined companies in 2024 versus only seven months of combined companies in 2023.

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Purchases of property, plant, and equipment	(228)	—	(228)	NM
Net cash used by investing activities	$(228)	$—	$(228)	NM

NM – not meaningful

Net cash used by investing activities was $0.2 million in the first three months of 2024, an increase in cash used of $0.2 million from the first three months of 2023. The increase was driven by an increase in capital expenditures.
The Company expects cash provided by investing activities in 2024 to be lower than 2023 driven by the cash acquired as a result of the Merger Transactions in 2023.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Proceeds from issuances of securities	$6,534	$—	$6,534	NM
Costs incurred related to issuances of securities	(454)	—	(454)	NM
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	1,000	(1,000)	(100)%
Payment of taxes related to vested restricted stock units	(127)	—	(127)	NM
Repayments of financing lease obligations	(33)	(97)	64	66%
Repayments of notes payable	(401)	—	(401)	NM
Net cash provided by financing activities	$5,519	$903	$4,616	511%

NM – not meaningful

Net cash provided by financing activities was $5.5 million in the first three months of 2024, an increase of $4.6 million from the first three months of 2023. The increase was primarily due to additional capital raised through the ATM Facility in 2024 of $6.2 million of net proceeds offset by the $1.0 million receipt of funds from draws on the revolving line of credit form Cibus Global in the prior year period as well as by repayments of notes payable of $0.4 million.

The Company expects cash provided by financing activities in 2024 to be higher than 2023 driven by the need to raise capital to fulfill the Company's forecasted spending in 2024 and beyond.

Capital Resources

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations, from the capital markets, including through stock offerings of common stock or other securities, which may be implemented pursuant to the Company’s effective registration statement on Form S-3.

During the three months ended March 31, 2024, the Company issued 356,477 shares of Class A Common Stock and received net proceeds of approximately $6.2 million from the ATM Facility. Subsequently, from April 1, 2024, through May 8, 2024, the Company issued 506,206 shares of Class A Common Stock and has received net proceeds of approximately $9.5 million from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $27.0 million for the three months ended March 31, 2024, and it used $13.5 million of cash for operating activities for the three months ended March 31, 2024.

As of March 31, 2024, the Company had $24.5 million of cash and cash equivalents. Current liabilities were $21.7 million as of March 31, 2024.

The Company has initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives. Such initiatives include reductions in capital expenditures, streamlining of independent contractor utilization and cost management, reduced and prioritized spending on business travel, careful management of contract approvals to ensure they align with priority objectives, and prioritization of near-term payment obligations.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of March 31, 2024, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of implemented cost saving initiatives and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into the third quarter of 2024. The Company's assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast, which would shorten its cash runway. In addition, changes in market conditions may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of the accompanying condensed consolidated financial statements. Any of these events could impact the Company’s business, financial condition, and prospects.

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
CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

As of March 31, 2024, there were no material changes in the Company's commitments under contractual obligations as disclosed in its Annual Report.

Relationship with Cellectis

Cellectis, the Company's largest shareholder prior to the completion of the Merger Transactions, has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

As of March 31, 2024, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of March 31, 2024. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the period covered by this Quarterly Report on Form 10-Q, 6,436 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

Trading Arrangements

Adoptions

On March 28, 2024, Rory Riggs, the Company's Chairman and Chief Executive Officer, entered into a written plan for the sale of an aggregate of up to 300,000 shares of the Company's Class A Common Stock, which is scheduled to terminate no later than July 12, 2024.

On March 28, 2024, Peter Beetham, the Company's President and Chief Operating Officer and a member of the Company’s board of directors, as trustee for the Peter and Vanessa Beetham Trust U/A DTD July 22, 2010, entered into a written plan for the sale of an aggregate of up to 27,000 shares of the Company's Class A Common Stock, which is scheduled to terminate no later than October 2, 2024.

On March 27, 2024, Greg Gocal, the Company's Chief Scientific Officer and Executive Vice President, entered into a written plan for the sale of an aggregate of up to 30,000 shares of the Company's Class A Common Stock, which is scheduled to terminate no later than November 15, 2024.

Each of the plans described above are intended to satisfy affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.
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

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2024.

CIBUS, INC.

By:	/s/ Rory Riggs
Name:	Rory Riggs
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Wade King
Name:	Wade King
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)