Form 10-Q
period 2024-06-30
Cibus, Inc.
filed 2024-08-08
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024;
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

As of August 7, 2024, there were an aggregate of 26,201,045 shares of the registrant's common stock outstanding, comprising 23,088,529 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 443,245 restricted shares of Class A Common Stock, which remain subject to vesting), and 3,112,516 shares of the registrant's Class B Common Stock, $0.0001 par value per share.

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

The prior year financial information presented in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023, represents one month of Cibus, inclusive of Cibus Global, and five months of Legacy Calyxt results only, except where pro forma figures are presented. All financial information prior to the completion of the Merger Transactions is that of Legacy Calyxt only.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant customer collaborations. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company's technologies obsolete; impacts of the Company's headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the outcome of any litigation related to the Merger Transactions; the Company's assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 21, 2024, or as they may be updated or supplemented from time-to-time in the Company's subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,021	$32,699
Accounts receivable	1,058	530
Prepaid expenses and other current assets	2,020	1,991
Total current assets	33,099	35,220
Property, plant, and equipment, net	13,764	15,775
Operating lease right-of-use assets	35,603	21,685
Intangible assets, net	34,494	35,411
Goodwill	434,898	434,898
Other non-current assets	1,522	1,422
Total assets	$553,380	$544,411
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,196	$6,127
Accrued expenses	2,714	1,747
Accrued compensation	3,682	3,858
Deferred revenue	1,623	1,210
Current portion of notes payable	404	833
Current portion of financing lease obligations	105	187
Current portion of operating lease obligations	3,862	5,927
Class A common stock warrants	10,379	1,418
Other current liabilities	7	16
Total current liabilities	28,972	21,323
Notes payable, net of current portion	365	536
Financing lease obligations, net of current portion	119	113
Operating lease obligations, net of current portion	32,824	17,025
Royalty liability - related parties	182,330	165,252
Other non-current liabilities	1,700	1,868
Total liabilities	246,310	206,117
Commitments and contingencies (See Note 9)
Redeemable noncontrolling interest	36,572	44,824
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 23,529,689 shares issued and 23,015,417 shares outstanding as of June 30, 2024; 21,240,379 shares issued and 20,567,656 shares outstanding as of December 31, 2023	8	8
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 3,112,516 shares issued and outstanding as of June 30, 2024, and 3,142,636 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	800,606	775,017
Class A common stock in treasury, at cost; 45,177 shares as of June 30, 2024, and 32,663 shares as of December 31, 2023	(1,999)	(1,785)
Accumulated deficit	(528,096)	(479,778)
Accumulated other comprehensive income (loss)	(21)	8
Total stockholders’ equity	270,498	293,470
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$553,380	$544,411
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue	$838	$197	$1,383	$239
Total revenue	838	197	1,383	239
Operating expenses:
Research and development	12,993	8,429	25,006	10,638
Selling, general, and administrative	9,327	11,079	16,312	13,375
Total operating expenses	22,320	19,508	41,318	24,013
Loss from operations	(21,482)	(19,311)	(39,935)	(23,774)
Royalty liability interest expense - related parties	(8,749)	(2,617)	(17,078)	(2,617)
Other interest income, net	169	99	362	78
Non-operating income, net	1,580	1,320	1,211	410
Loss before income taxes	(28,482)	(20,509)	(55,440)	(25,903)
Income tax benefit (expense)	4	—	(10)	—
Net loss	$(28,478)	$(20,509)	$(55,450)	$(25,903)
Net loss attributable to redeemable noncontrolling interest	(3,595)	(1,819)	(7,132)	(1,819)
Net loss attributable to Cibus, Inc.	$(24,883)	$(18,690)	$(48,318)	$(24,084)
Basic and diluted net loss per share of Class A common stock	$(1.14)	$(3.05)	$(2.26)	$(6.73)
Weighted average shares of Class A common stock outstanding – basic and diluted	21,851,982	6,136,114	21,357,460	3,576,350

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(28,478)	$(20,509)	$(55,450)	$(25,903)
Foreign currency translation adjustments	(5)	(2)	(33)	(2)
Comprehensive loss	(28,483)	(20,511)	(55,483)	(25,905)
Comprehensive loss attributable to redeemable noncontrolling interest	(3,596)	(1,819)	(7,136)	(1,819)
Comprehensive loss attributable to Cibus, Inc.	$(24,887)	$(18,692)	$(48,347)	$(24,086)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2024	$41,610	21,014,970	$8	3,142,636	$—	$783,351	$(1,912)	$(503,213)	$(17)	$278,217
Net loss	(3,595)	—	—	—	—	—	—	(24,883)	—	(24,883)
Stock-based compensation	—	—	—	—	—	2,815	—	—	—	2,815
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	107,516	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	570,849	—	—	—	10,360	—	—	—	10,360
Issuance of common stock in registered direct offering, net	—	1,298,040				2,638				2,638
Payment of taxes related to vested restricted stock units	—	(6,078)	—	—	—	—	(87)	—	—	(87)
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(1,442)	30,120	—	(30,120)	—	1,442	—	—	—	1,442
Foreign currency translation adjustments	(1)	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498

		Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2023	$—	994,626	$5	—	$—	$221,250	$(1,043)	$(217,545)	$—	2,667
Net loss	(1,819)	—	—	—	—	—	—	(18,690)	—	(18,690)
Stock-based compensation	—	—	—	—	—	5,014	—	—	—	5,014
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	136,220	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(32,647)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)	$484,313

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(7,132)	—	—	—	—	—	—	(48,318)	—	(48,318)
Stock-based compensation	—	—	—	—	—	5,343	—	—	—	5,343
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	204,789	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses		927,326				16,492				16,492
Issuance of common stock in registered direct offering, net	—	1,298,040				2,638				2,638
Payment of taxes related to vested restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(1,116)	30,120	—	(30,120)	—	1,116	—	—	—	1,116
Foreign currency translation adjustments	(4)	—	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	$—	976,908	$5	—	$—	$220,422	$(1,043)	$(212,151)	$—	7,233
Net loss	(1,819)	—	—	—	—	—	—	(24,084)	—	(24,084)
Stock-based compensation	—	—	—	—	—	5,842	—	—	—	5,842
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	153,938	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(32,647)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)	$484,313

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(55,450)	$(25,903)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	17,078	2,617
Depreciation and amortization	3,554	1,191
Stock-based compensation	5,343	5,842
Change in fair value of liability classified Class A common stock warrants	(1,190)	371
Other	(28)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(528)	1,377
Due to/from related parties	—	(95)
Prepaid expenses and other current assets	(30)	47
Accounts payable	(24)	(2,270)
Accrued expenses	1,026	1,296
Accrued compensation	(170)	1,411
Deferred revenue	410	251
Right-of-use assets and lease obligations, net	(184)	49
Other assets and liabilities, net	(335)	(303)
Net cash used by operating activities	(30,528)	(14,119)
Investing activities
Cash acquired from merger with Cibus Global, LLC	—	59,381
Purchases of property, plant, and equipment	(397)	(560)
Net cash (used by) provided by investing activities	(397)	58,821
Financing activities
Proceeds from issuances of securities	30,256	—
Costs incurred related to issuances of securities	(1,130)	—
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500
Payment of taxes related to vested restricted stock units	(214)	(742)
Proceeds from issuance of notes payable	—	1,287
Repayments of financing lease obligations	(60)	(110)
Repayments of notes payable	(600)	(273)
Net cash provided by financing activities	28,252	2,662
Effect of exchange rate changes on cash and cash equivalents	(5)	5
Net (decrease) increase in cash and cash equivalents	(2,678)	47,369
Cash and cash equivalents – beginning of period	32,699	3,526
Cash and cash equivalents – end of period	$30,021	$50,895

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

Share information related to the Company's common stock as of June 30, 2024, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	23,529,689	3,112,516	26,642,205
Outstanding	23,015,417	3,112,516	26,127,933

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $55.5 million and cash used for operating activities was $30.5 million for the six months ended June 30, 2024. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of June 30, 2024, the Company had $30.0 million of cash and cash equivalents and $29.0 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the six months ended June 30, 2024, the Company issued 927,326 shares of Class A Common Stock and received net proceeds of approximately $16.5 million from the ATM Facility. Subsequently, from July 1, 2024, through August 7, 2024, the Company issued 47,401 shares of Class A Common Stock and has received net proceeds of approximately $0.5 million from the ATM Facility.

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

Management will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that these financial statements are issued. In the fourth quarter of 2023, the Company instituted cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives. Such initiatives included reductions in capital expenditures, streamlining of independent contractor utilization and cost management, reduced and prioritized spending on business travel, careful management of contract approvals to ensure they align with priority objectives, and prioritization of near-term payment obligations. However, these cost reduction initiatives alone will not be sufficient to forestall a cash deficit. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of these financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating lease right-of-use (ROU) assets, valuation of warrant liabilities, and the valuation of the Royalty Liability (defined below under “Royalty Liability - Related Parties”).

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.2 million in contract assets as of June 30, 2024, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There were $0.2 million in contract assets as of December 31, 2023.

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

The following table represents the deferred revenue activity for the six months ended June 30, 2024:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Consideration earned	(1,383)
Consideration received	1,796
Balance as of June 30, 2024	$1,623

For the six months ended June 30, 2024, $0.6 million of the deferred revenue balance as of December 31, 2023, was recognized as revenue in the accompanying condensed consolidated statements of operations.

The following table represents the deferred revenue activity for the six months ended June 30, 2023:

In Thousands	Deferred Revenue
Balance as of December 31, 2022	$107
Acquired from merger with Cibus Global, LLC	1,186
Consideration earned	(239)
Consideration received	493
Balance as of June 30, 2023	$1,547

For the six months ended June 30, 2023, $0.1 million of the deferred revenue balance as of December 31, 2022, was recognized as revenue in the accompanying condensed consolidated statements of operations.

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

See Note 6 for a detailed discussion of the 2023 Pre-Funded Warrants issued in December 2023. The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of June 30, 2024. The 2023 Pre-Funded Warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s condensed consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the 2023 Pre-Funded Warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, Except Share and Per Share Amounts	2024	2023	2024	2023
Numerator:
Net loss attributable to Cibus, Inc.	$(24,883)	$(18,690)	$(48,318)	$(24,084)
Denominator:
Weighted average shares of Class A common stock outstanding	21,801,982	6,136,114	21,307,460	3,576,350
Effect of pre-funded warrants	50,000	—	50,000	—
Weighted average shares of Class A common stock outstanding – basic and diluted	21,851,982	6,136,114	21,357,460	3,576,350
Basic and diluted net loss per share of Class A common stock	$(1.14)	$(3.05)	$(2.26)	$(6.73)

The Company’s potential dilutive securities, which include warrants issued by the Company (which can be exercised to purchase the Company's Class A Common Stock) in a follow-on offering in 2022 (the 2022 Common Warrants) and in a registered direct offering in June 2024 (the 2024 Common Warrants and, together with the 2022 Common Warrants, the Common Warrants), unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same. The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of June 30,
	2024	2023
Stock options outstanding	150,899	109,551
Unvested restricted stock units	115,541	101
Unvested restricted stock awards	469,095	1,001,644
Common warrants	1,456,523	158,483
Total	2,192,058	1,269,779

2022 Common Warrants

The Common Warrants in the table above include 158,483 outstanding 2022 Common Warrants which expire on August 23, 2027, and are each exercisable for one share of the Company’s Class A Common Stock for $69.04 per share, after giving effect to the Reverse Stock Splits. The 2022 Common Warrants have been classified as a liability because they include a put option election available to their holder that is contingently exercisable if the Company enters into a fundamental transaction (Fundamental Transaction). Pursuant to the terms of the 2022 Common Warrants, a Fundamental Transaction occurs if (i) the Company, directly or indirectly, effects any merger or consolidation of the Company with or into another person in which the Company is not the surviving entity, (ii) the Company (and all of its subsidiaries, taken as a whole), directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance, or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer, or exchange offer is completed pursuant to which holders of the Company’s Class A Common Stock are permitted to sell, tender, or exchange their shares for other securities, cash or property and has been accepted by the holders of 50 percent or more of the outstanding Class A Common Stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization, or recapitalization of the Class A Common Stock or any compulsory share exchange pursuant to which the Class A Common Stock is effectively converted into or exchanged for other securities, cash, or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50 percent of the voting power of the outstanding shares of Class A Common Stock (not including any shares of Class A Common Stock held by the other person or other persons making or party to, or associated or affiliated with the other persons making or party to, such stock or share purchase agreement or other business combination) (the Fundamental Change Put). If the Fundamental Change Put is exercised by the holder of a 2022 Common Warrant, holder may elect to receive either the consideration of the Fundamental Transaction or put the 2022 Common Warrants back to the Company in exchange for cash, based on terms and timing specified in the 2022 Common Warrant agreement. If the Fundamental Change Put option is exercised, the Company is required to pay cash to the holder in an amount as determined by the Black-Scholes pricing model, with assumptions determined in accordance with the terms of the 2022 Common Warrants. The Company believes that the Merger Transactions did not qualify as a Fundamental Transaction.

2024 Common Warrants

The Company issued the 2024 Common Warrants in the 2024 Follow-On Offering, defined below in Note 6. The Common Warrants included in the table above include 1,298,040 outstanding 2024 Common Warrants which are immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s executive officers) until fully exercised, subject to ownership limitations, and expire five years after their date of issuance. The 2024 Common Warrants are recorded as a liability in the Company’s condensed consolidated balance sheets.

Common Warrants

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income, net in its condensed consolidated statements of operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of May 31, 2023, (the closing date of the Merger Transactions) the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global. As of June 30, 2024, the Common Unit holders of the redeemable noncontrolling interest owned approximately 12 percent of Cibus Global.

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

The following table sets forth the allocation of the consideration:

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

These unaudited pro forma figures for the three and six months ended June 30, 2023, have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended	Six Months Ended
Unaudited and in Thousands	June 30, 2023	June 30, 2023
Pro forma revenues	$443	$679
Pro forma net loss	(31,026)	(53,946)
Pro forma net loss attributable to controlling interest	(27,352)	(46,280)
Pro forma net loss attributable to redeemable noncontrolling interest	$(3,674)	$(7,666)

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

During the six months ended June 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As of June 30, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of June 30, 2024.

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

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2024, and 2023.
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024				December 31, 2023
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,043	$—	$—	$1,043	$7,015	$—	$—	$7,015
Total	$1,043	$—	$—	$1,043	$7,015	$—	$—	$7,015

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	June 30, 2024				December 31, 2023
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$10,379	$10,379	$—	$—	$1,418	$1,418
Total	$—	$—	$10,379	$10,379	$—	$—	$1,418	$1,418

The following table summarizes the Common Warrants activity for the six months ended June 30, 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Issued	10,151
Change in fair value	(1,190)
Balance as of June 30, 2024	$10,379

The following table summarizes the Common Warrants activity for the six months ended June 30, 2023:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	$291
Change in fair value	371
Balance as of June 30, 2023	$662

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

The assumptions used for the initial valuation of the 2024 Common Warrants consisted of a risk-free interest rate of 4.4 percent, expected volatility of 102.7 percent, and an expected term of five years which resulted in an estimated fair value of $7.82 per 2024 Common Warrant.

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of June 30, 2024	As of December 31, 2023
Estimated fair value of common warrants per share	$3.16 - $7.61	$8.95
Assumptions:
Risk-free interest rate	4.3% - 4.5%	3.9%
Expected volatility	103.1% - 105.5%	100.7%
Expected term to liquidation (in years)	3.2 - 5.0	3.6
As of June 30, 2024, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of June 30, 2024, and December 31, 2023, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of June 30, 2024	As of December 31, 2023
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or - 15	4,029	3,912
Office furniture and equipment	5 - 10	15,556	15,102
Office furniture and equipment under financing leases	3 - 7	3	373
Computer equipment and software	3 - 5	4,207	3,761
Assets in progress	N/A	623	704
Total property, plant, and equipment		25,318	24,752
Less accumulated depreciation and amortization		(11,554)	(8,977)
Total		$13,764	$15,775

Depreciation and amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Depreciation and amortization expense	$1,274	$571	$2,583	$983

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

Intangible Assets

Intangible assets were as follows:

In Thousands	As of June 30, 2024	As of December 31, 2023
Intangible Assets, net:
Developed technology	$14,148	$14,148
Trade name	22,230	22,230
Other	150	150
Total intangible assets	36,528	36,528
Less accumulated amortization	(2,034)	(1,117)
Total	$34,494	$35,411

Total amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Amortization expense	$459	$155	$917	$208

As of June 30, 2024, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2024	$916
2025	$1,833
2026	$1,833
2027	$1,833
2028	$1,833
2029	$1,833

6. STOCKHOLDERS’ EQUITY

2022 Common Warrants

The Company issued the 2022 Common Warrants in a follow-on offering in 2022. The 2022 Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company's Class A Common Stock for $69.04 per share. The 2022 Common Warrants are recorded as a liability in the Company’s condensed consolidated balance sheets. Per the terms of the 2022 Common Warrants, holders of outstanding 2022 Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99 percent after giving effect to the exercise.

December 2023 Equity Follow-On Offering

On December 14, 2023, the Company issued 2,106,723 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s executive officers, pre-funded warrants (2023 Pre-Funded Warrants) to purchase up to 50,000 shares of Class A Common Stock (Warrant Shares) in an underwritten registered direct offering (2023 Follow-On Offering). The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by an executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for shares of the Company's Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of June 30, 2024. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

June 2024 Registered Direct Offering

In June 2024, the Company issued 1,298,040 shares of its Class A Common Stock together with an accompanying 2024 Common Warrant to purchase up to 1,298,040 shares of Class A Common Stock in a registered direct offering (2024 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2024 Common Warrant was $10.00 per share, except that each share of Class A Common Stock and the accompanying 2024 Common Warrant issued to one of the Company’s executive officers was issued at a combined offering price of $10.20 per share. The 2024 Common Warrants are immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s executive officers) until fully exercised, subject to ownership limitations, and expire five years after their date of issuance. The Company received net proceeds of approximately $12.0 million from the 2024 Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds were allocated between the 2024 Common Warrants and the Class A Common Stock based on their relative fair values. The fair value of the 2024 Common Warrants was $10.2 million with associated costs of $0.8 million included in SG&A expense in the condensed consolidated statements of operations. The net proceeds of Class A Common Stock were $2.6 million.

The 2024 Common Warrants are recorded as a liability in the Company’s condensed consolidated balance sheets. The 2024 Common Warrants may be redeemed at the Company’s option at any time following the occurrence of (i) the Company’s public announcement of an operational Soybean platform and (ii) the first date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $20.00 per share for fifteen consecutive trading days, at a redemption price of $0.0001 per 2024 Common Warrant.

Warrant transactions for the six months ended June 30, 2024, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	50,000	$0.01	158,483	$69.04
Issued	—	—	1,298,040	10.01
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2024	50,000	$0.01	1,456,523	$16.43
Exercisable as of June 30, 2024	50,000	$0.01	1,456,523	$16.43

ATM Facility

During the six months ended June 30, 2024, the Company issued 927,326 shares of Class A Common Stock and received net proceeds of approximately $16.5 million from the ATM Facility. Subsequently, from July 1, 2024, through August 7, 2024, the Company issued 47,401 shares of Class A Common Stock and has received net proceeds of approximately $0.5 million from the ATM Facility.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. During the six months ended June 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for Class A Common Stock. As of June 30, 2024, there were 26,127,933 Cibus Common Units outstanding. Of the 26,127,933 Cibus Common Units outstanding, 23,015,417 are held by Cibus Inc. and 3,112,516 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2024, the Company has not issued any preferred stock.
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

As of June 30, 2024, 1,960,288 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.
Stock Options

The estimated fair values of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2024	2023
Estimated fair values of stock options granted	$11.59	$—
Assumptions:
Risk-free interest rate	4.5%	—%
Expected volatility	99.8% - 102.5%	—%
Expected term (in years)	5.0 - 5.5	—

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2023	108,781	$365.07	109,521	$367.35
Granted	—	—	41,396	14.82
Vested	18,598	26.55	—	—
Exercised	—	—	—	—
Forfeited	—	—	(18)	227.00
Balance as of June 30, 2024	127,379	$315.64	150,899	$270.66
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$249	$1,441	$268	$1,795
As of June 30, 2024, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 4.9 years. As of June 30, 2024, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 3.9 years.
As of June 30, 2024, unrecognized compensation expense related to non-vested stock options was $0.3 million which has a weighted average remaining recognition period of 0.9 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	640,060	$31.50
Granted	—	—
Vested	(168,313)	31.50
Forfeited	(2,652)	31.50
Unvested balance as of June 30, 2024	469,095	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$1,255	$181	$2,719	$181
There were no RSAs granted during the six months ended June 30, 2024. The weighted average grant date fair value of RSAs granted during the six months ended June 30, 2023, was $31.50.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$2,410	$1,924	$4,856	$1,924
As of June 30, 2024, unrecognized compensation expense related to RSAs was $14.7 million which has a weighted average remaining recognition period of 2.0 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	147,222	$18.21
Granted	65,019	18.60
Vested	(36,476)	18.46
Forfeited	(60,224)	18.15
Unvested balance as of June 30, 2024	115,541	$18.38
The total fair value of RSUs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$244	$1,892	$629	$2,034
The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2024, was $18.60. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2023, was $21.68.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$156	$2,082	$219	$2,393
As of June 30, 2024, unrecognized compensation expense related to RSUs was $2.0 million which has a weighted average remaining recognition period of 3.2 years.
Performance Stock Units

From time-to-time, the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

The total fair value of PSUs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$—	$929	$—	$1,005

There were no PSUs granted during the six months ended June 30, 2024. The weighted average grant date fair value of PSUs granted during the six months ended June 30, 2023, was $25.65.

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation benefit	$—	$(433)	$—	$(270)
As of June 30, 2024, there is no unrecognized compensation expense related to PSUs.

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and six months ended June 30, 2024. No current income tax provision has been recorded for United States operations for the three and six months ended June 30, 2024, due to the Company's history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

During the three and six months ended June 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of June 30, 2024.

As of June 30, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2023.
9. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company's financing lease ROU assets are included in other non-current assets in the condensed consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of June 30, 2024		As of December 31, 2023
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	13.8	$12,857	14.3	$13,117
San Diego, California laboratory lease	1.2	2,407	1.7	3,377
San Diego, California headquarters lease	8.8	18,535	1.4	3,178
San Diego, California greenhouse lease	4.2	1,342	4.7	1,475
Other leases	< 1.0 - 3.0	462	< 1.0 - 3.0	538
Total		$35,603		$21,685

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

The Company's headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, and it has a trait development facility for editing plants with terms that expire in March 2033 and August 2025, respectively. In June 2024, the headquarters facility lease term was extended until March 2033. The headquarters facility lease includes one option to extend the lease that the Company is not reasonably certain to exercise at the lease commencement; therefore, the extension term is not recognized in the calculation of the lease liability. The Company has one option to extend the trait development facility lease for one year. As the Company is not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Finance lease costs	$56	$11	$115	$14
Operating lease costs	1,685	807	3,369	1,195
Total	$1,741	$818	$3,484	$1,209
Operating lease costs for short-term leases was not material for the three and six months ended June 30, 2024, or 2023.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
In Thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$2,763	$551
Financing cash flows (finance leases)	$60	$110

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2024		As of December 31, 2023
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.3	1.3	10.6	1.3
Weighted average discount rate	7.5%	10.6%	7.5%	9.8%
As of June 30, 2024, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2024	$2,497	$120	$2,617
2025	5,433	120	5,553
2026	5,047	—	5,047
2027	5,045	—	5,045
2028	5,081	—	5,081
2029	4,905	—	4,905
Thereafter	25,316	—	25,316
	53,324	240	53,564
Less: interest	(16,638)	(16)	(16,654)
Total	$36,686	$224	$36,910
Current portion	3,862	105	3,967
Noncurrent portion	$32,824	$119	$32,943
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of June 30, 2024, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of June 30, 2024, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying condensed consolidated financial statements.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. As of June 30, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

As of June 30, 2024, and December 31, 2023, the Royalty Liability reflected an effective yield of 21.7 percent.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	17,078
Balance as of June 30, 2024	$182,330

11. SUPPLEMENTAL INFORMATION
Certain condensed consolidated statement of operations amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$779	$2,494	$1,660	$2,678
Selling, general, and administrative	2,036	2,520	3,683	3,164
Total	$2,815	$5,014	$5,343	$5,842
Supplemental condensed consolidated statement of cash flows information is as follows:

	Six Months Ended June 30,
In Thousands	2024	2023
Interest paid	$69	$21

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Six Months Ended June 30,
In Thousands	2024	2023
Property, plant, and equipment acquired through assuming liabilities	$276	$307
Unpaid stock offering costs included in stockholders’ equity	$12	$—
Shares issued for consideration in the merger with Cibus Global	$—	$634,751
Forgiveness of interim funding resulting from merger with Cibus Global	$—	$2,500
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$16,491	$28

12. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of June 30, 2024, the Company had $1.6 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2024	2023	2024	2023
Collaboration agreement deferred revenue recognized	$619	$87	$791	$87
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

14. SUBSEQUENT EVENTS

ATM Facility

Subsequent to June 30, 2024, from July 1, 2024, through August 7, 2024, the Company issued 47,401 shares of Class A Common Stock and has received net proceeds of approximately $0.5 million from the ATM Facility.

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

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process: a standardized end-to-end semi-automated high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a timebound, reproducible, and predictable science-based breeding process. RTDS is covered by over 500 patents or patents pending. It is the core technology platform underpinning the processes at Cibus’ first standardized high-throughput (gene editing) trait development facility and is the industry's first facility of this kind. The Company considers the trait development facility an important technological milestone that represents a breakthrough in the achievement of a standardized high-throughput gene editing system that provides the speed, precision, and scale that is the promise of gene editing.

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

Activities in the first half of 2024 through the date of this filing have been important for Cibus including significant progress in its Herbicide platform for Rice, its development milestones in advanced traits, and its efforts to develop sustainable ingredients.

In regards to the commercial progress for its herbicide traits in Rice, Cibus signed an additional agreement in the second quarter with Federacion Nacional de Arroceros (FEDEARROZ), one of the largest rice seed companies in Latin America. Cibus now has agreements with four leading rice seed companies including Loveland Products, Inc., a subsidiary of Nutrien, Ltd., in the United States and Interoc S.A in Latin America. Together, it is estimated that these four companies represent approximately 40 percent of all addressable acres for the Company's herbicide platform in Rice in North and Latin America (i.e., acres that would be potentially accessible to Cibus' HT1 and HT3 traits).

With respect to Cibus’ multi-crop advanced traits, Cibus made important advancements in line with its stated milestones. In addition to its completed edits for HT2 in Canola, the Company successfully made edits in Canola for the third mode of action for its Sclerotinia (White Mold) resistance trait, an important milestone toward providing durable resistance to White Mold disease in Canola and other crops, including Soybean. Now that edits are confirmed for the third mode of action, the plants will be evaluated in a controlled environment with results expected later in 2024. Cibus currently anticipates greenhouse results in 2024 for its third mode action in Sclerotinia.

Further to the progress within Cibus’ advanced productivity traits, the Company also added a third trait – Nutrient Use Efficiency (NUE) in Canola – to its portfolio during the second quarter of 2024. The Company’s initial NUE trait is expected to be part of a family of traits relevant to all crops that can make fertilizer use more efficient on a global basis, without compromising the yield that farmers expect. This NUE trait is also Cibus’ first use of its Trait Machine process to operationalize a third party developed trait, demonstrating the Company’s ability as a development partner to take third party identified gene targets and successfully make edits in Cibus' platforms to develop a trait.

In terms of sustainable ingredients, the company signed agreements to materially increase funding for its efforts in sustainable ingredients in 2024 and 2025.

Beyond Cibus’ focus on its three-crop (Canola, Rice, and Soybean), five-trait pipeline, Cibus also plans to subsequently develop traits in Wheat and Corn. In the first quarter of 2024, Cibus announced that it had established a scalable gene editing process in Wheat, having successfully regenerated plants from single cells in a wheat cultivar. This demonstrates Cibus’ continued success in developing scalable high-throughput breeding platforms that can operate as extensions of seed company breeding programs, and the Company is now entering into initial discussions with potential seed partners on Wheat edits. Cibus continues to make progress in developing a Soybean platform. Once the Soybean platform is operational, it will be possible for Cibus to develop and commercialize its multi-crop traits contemporaneously in any or all of these four major crops (Canola, Rice, Soybean, and Wheat).

Supporting Cibus’ commercial efforts is the Company’s proprietary gene editing platform, which represents a paradigm shift in breeding complex traits, built on decades of rigorous research and development and backed by an extensive patent portfolio. In the first six months of 2024, Cibus received additional patents across 10 plant gene editing and trait families, which further strengthened the Company’s IP portfolio in its PSR, HT, High Fiber Wheat, and Improved Quality Alfalfa trait families. The IP expansion covers gene editing, productivity traits, and quality traits that strengthen Cibus’ patent coverage in geographies including, but not limited to, Europe, Asia, Latin America, and North America.

The advancing global regulation of gene editing technologies in agriculture continued its progression. In May 2024, Canada joined other jurisdictions endorsing additional policies to regulate gene editing technology (including that used in Cibus' RTDS) similar to conventional breeding methods. Previously, on February 7, 2024, the Parliament of the EU voted in favor of new laws that would clearly differentiate gene editing technologies from GMO technology. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding, with the exception that there is still discussion of how to address traits for HT in the EU. Final approval will be based upon the ongoing negotiations among the EU Parliament, the Council of the EU, and the European Commission to formulate a mutually agreed joint text for the new legislation.

With approval in Canada, the major developed market countries including the United Kingdom, United States, and the major markets in South America are now treating traits from gene editing as conventional-like. Although there can be no assurance when the final EU regulation will be adopted, a final passage of the new EU regulation would bring the territory closer to the other major developed markets in having more consistent regulations for the planting, import, and export of products or commodities. For this reason, Cibus believes the impact of these regulations is the beginning of the gene editing era – an era in which products from the most advanced technologies in breeding and gene editing will be regulated on the same basis as products developed using conventional breeding. An era in which technology promises to change the speed and scale of trait development as new technologies have done in many industries. An era that Cibus believes represents agriculture’s analog to digital moment: the ability to develop traits more accurately and with less time and cost involved in conventional breeding of traits or in GMO trait breeding.

The Company has incurred net losses since its inception. As of June 30, 2024, the Company had an accumulated deficit of $528.1 million. The Company’s net loss was $55.5 million for the six months ended June 30, 2024. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

ATM Facility

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the six months ended June 30, 2024, the Company issued 927,326 shares of Class A Common Stock and received net proceeds of approximately $16.5 million from the ATM Facility. Subsequently, from July 1, 2024, through August 7, 2024, the Company issued

47,401 shares of Class A Common Stock and has received net proceeds of approximately $0.5 million from the ATM Facility.

June 2024 Registered Direct Offering

In June 2024, the Company issued 1,298,040 shares of its Class A Common Stock together with accompanying warrants (2024 Common Warrants) to purchase up to 1,298,040 shares of Class A Common Stock in a registered direct offering (2024 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2024 Common Warrant was $10.00 per share, except that each share of Class A Common Stock and the accompanying 2024 Common Warrant issued to one of the Company’s executive officers was issued at a combined offering price of $10.20 per share. The 2024 Common Warrants are immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s executive officers) until fully exercised, subject to ownership limitations, and expire five years after their date of issuance. The Company received net proceeds of approximately $12.0 million from the 2024 Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023
A summary of the Company’s results of operations for the three months ended June 30, 2024, and 2023 follows:

	Three Months Ended June 30,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$838	$197	$641	325%
Research and development	12,993	8,429	4,564	54%
Selling, general, and administrative	9,327	11,079	(1,752)	(16)%
Loss from operations	(21,482)	(19,311)	(2,171)	(11)%
Royalty liability interest expense - related parties	(8,749)	(2,617)	(6,132)	(234)%
Other interest income, net	169	99	70	71%
Non-operating income, net	1,580	1,320	260	20%
Loss before income taxes	(28,482)	(20,509)	(7,973)	(39)%
Income tax benefit (expense)	4	—	4	NM
Net loss	$(28,478)	$(20,509)	$(7,969)	(39)%
Net loss attributable to redeemable noncontrolling interest	(3,595)	(1,819)	(1,776)	(98)%
Net loss attributable to Cibus, Inc.	$(24,883)	$(18,690)	$(6,193)	(33)%
Basic and diluted net loss per share of Class A common stock	$(1.14)	$(3.05)	$1.91	63%

NM – not meaningful

Revenue

Revenue was $0.8 million in the second quarter of 2024, an increase of $0.6 million from the second quarter of 2023. The increase was driven by the addition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue in the second quarter of 2023 from Legacy Calyxt's operations was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $13.0 million in the second quarter of 2024, an increase of $4.6 million from the second quarter of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, laboratory supplies, facility costs, and stock compensation expense related to restricted stock awards (RSAs) granted as part of the completion of the Merger Transactions. These expenses were partially offset by $1.3 million in one-time expenses due to the closing of the Merger Transactions in the second quarter of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $9.3 million in the second quarter of 2024, a decrease of $1.8 million from the second quarter of 2023. The decrease was primarily driven by $6.5 million in one-time expenses due to the closing of the Merger Transactions in the second quarter of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions. The decrease was partially offset due to the acquisition of Cibus Global which included increases in headcount, professional fees, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $8.7 million in the second quarter of 2024, an increase of $6.1 million from the second quarter of 2023. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income, net

Other interest income, net was $0.2 million in the second quarter of 2024, an increase of $0.1 million from the second quarter of 2023. The increase was driven by interest earned on cash balances.

Non-Operating Income, net

Non-operating income, net was $1.6 million in the second quarter of 2024, an increase of $0.3 million from the second quarter of 2023. The increase was driven by $1.2 million related to the fair value adjustment of the Common Warrants defined in Note 1.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $3.6 million in second quarter of 2024, an increase in net loss attributable to redeemable noncontrolling interest of $1.8 million, from the second quarter of 2023. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023
A summary of the Company’s results of operations for the six months ended June 30, 2024, and 2023 follows:

	Six Months Ended June 30,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$1,383	$239	$1,144	479%
Research and development	25,006	10,638	14,368	135%
Selling, general, and administrative	16,312	13,375	2,937	22%
Loss from operations	(39,935)	(23,774)	(16,161)	(68)%
Royalty liability interest expense - related parties	(17,078)	(2,617)	(14,461)	(553)%
Other interest income, net	362	78	284	364%
Non-operating income, net	1,211	410	801	195%
Loss before income taxes	(55,440)	(25,903)	(29,537)	(114)%
Income tax benefit (expense)	(10)	—	(10)	NM
Net loss	$(55,450)	$(25,903)	$(29,547)	(114)%
Net loss attributable to redeemable noncontrolling interest	(7,132)	(1,819)	(5,313)	(292)%
Net loss attributable to Cibus, Inc.	$(48,318)	$(24,084)	$(24,234)	(101)%
Basic and diluted net loss per share of Class A common stock	$(2.26)	$(6.73)	$4.47	66%
NM – not meaningful

Revenue

Revenue was $1.4 million in the first six months of 2024, an increase of $1.1 million from the first six months of 2023. The increase was driven by the acquisition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue from operations associated with Legacy Calyxt in 2024 and 2023 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

Research and development (R&D) expense was $25.0 million in the first six months of 2024, an increase of $14.4 million from the first six months of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, laboratory supplies, facility costs, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by $1.3 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $16.3 million in the first six months of 2024, an increase of $2.9 million from the first six months of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, professional fees, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by $6.5 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Royalty Liability Interest Expense - Related Parties

Royalty Liability Interest was $17.1 million in the first six months of 2024, an increase of $14.5 million from the first six months of 2023. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income, net

Other interest income, net was $0.4 million in the first six months of 2024, an increase of $0.3 million from the first six months of 2023. The increase was driven by interest earned on cash balances.

Non-Operating Income, net

Non-operating income, net was $1.2 million in the first six months of 2024, an increase of $0.8 million from the first six months of 2023. The increase was driven by $1.6 million related to the fair value adjustment of the Common Warrants defined in Note 1.

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $7.1 million in the first six months of 2024, an increase in net loss attributable to redeemable noncontrolling interest of $5.3 million from the first six months of 2023. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

As of June 30, 2024, the Company had $30.0 million of cash and cash equivalents. Current liabilities were $29.0 million as of June 30, 2024.

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

The Company incurred a net loss of $55.5 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $528.1 million and expects to continue to incur losses in the future.

Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Net loss	$(55,450)	$(25,903)	$(29,547)	(114)%
Royalty liability interest expense - related parties	17,078	2,617	14,461	553%
Depreciation and amortization	3,554	1,191	2,363	198%
Stock-based compensation	5,343	5,842	(499)	(9)%
Change in fair value of liability classified Class A common stock warrants	(1,190)	371	(1,561)	(421)%
Other	(28)	—	(28)	NM
Changes in operating assets and liabilities	165	1,763	(1,598)	(91)%
Net cash used by operating activities	$(30,528)	$(14,119)	$(16,409)	(116)%
NM – not meaningful

Net cash used by operating activities was $30.5 million in the first six months of 2024, an increase in cash used of $16.4 million from the first six months of 2023. The increase in cash used was primarily driven by a $14.8 million increase in net loss related to the operations acquired in the Merger Transactions and a decrease of $1.6 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.

The Company expects cash used by operating activities in 2024 to be higher than 2023 driven by a full year of combined companies in 2024 versus only seven months of combined companies in 2023.

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$—	$59,381	$(59,381)	(100)%
Purchases of property, plant, and equipment	(397)	(560)	163	29%
Net cash (used by) provided by investing activities	$(397)	$58,821	$(59,218)	(101)%

Net cash used by investing activities was $0.4 million in the first six months of 2024 while cash provided by investing activities was $58.8 million in the first six months of 2023, a decrease in cash provided of $59.2 million from the first six months of 2023. The decrease in cash provided was driven by the cash acquired as a result of the Merger Transactions in the first six months of 2023.
The Company expects cash provided by investing activities in 2024 to be lower than 2023 driven by the cash acquired as a result of the Merger Transactions in 2023.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Proceeds from issuances of securities	$30,256	$—	$30,256	NM
Costs incurred related to issuances of securities	(1,130)	—	(1,130)	NM
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500	(2,500)	(100)%
Payment of taxes related to vested restricted stock units	(214)	(742)	528	71%
Proceeds from issuance of notes payable	—	1,287	(1,287)	(100)%
Repayments of financing lease obligations	(60)	(110)	50	45%
Repayments of notes payable	(600)	(273)	(327)	(120)%
Net cash provided by financing activities	$28,252	$2,662	$25,590	961%

NM – not meaningful

Net cash provided by financing activities was $28.3 million in the first six months of 2024, an increase of $25.6 million from the first six months of 2023. The increase was primarily due to additional capital raised, net of proceeds, in 2024. The increase was partially offset by the $2.5 million receipt of funds from draws on the revolving line of credit from Cibus Global and by the $1.3 million issuance of notes payable related to equipment and insurance policy purchases, both in the prior year period.

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

During the six months ended June 30, 2024, the Company issued 927,326 shares of Class A Common Stock and received net proceeds of approximately $16.5 million from the ATM Facility. Subsequently, from July 1, 2024, through August 7, 2024, the Company issued 47,401 shares of Class A Common Stock and has received net proceeds of approximately $0.5 million from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $55.5 million for the six months ended June 30, 2024, and it used $30.5 million of cash for operating activities for the six months ended June 30, 2024.

As of June 30, 2024, the Company had $30.0 million of cash and cash equivalents. Current liabilities were $29.0 million as of June 30, 2024.

In the fourth quarter of 2023, the Company initiated cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives. Such initiatives included reductions in capital expenditures, streamlining of independent contractor utilization and cost management, reduced and prioritized spending on business travel, careful management of contract approvals to ensure they align with priority objectives, and prioritization of near-term payment obligations.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of June 30, 2024, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of implemented cost saving initiatives and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into the fourth quarter of 2024. The Company's assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast, which would shorten its cash runway. In addition, changes in market conditions may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms in the near term, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of issuance of the accompanying condensed consolidated financial statements. Any of these events could impact the Company’s business, financial condition, and prospects.

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
CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

In June 2024, the Company's headquarters facility lease term was extended until March 2033. The additional operating lease right-of-use asset and associated operating lease liability was $16.4 million.

As of June 30, 2024, there were no other material changes in the Company's commitments under contractual obligations as disclosed in its Annual Report.

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

As of June 30, 2024, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of June 30, 2024. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the period covered by this Quarterly Report on Form 10-Q, 12,514 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

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

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

4.1	Form of Common Warrant issued June 13, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

10.1
Form of Securities Purchase Agreement, dated as of June 11, 2024, between Cibus, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2024.

CIBUS, INC.

By:	/s/ Rory Riggs
Name:	Rory Riggs
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Wade King
Name:	Wade King
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)