Form 10-Q
period 2024-09-30
Cibus, Inc.
filed 2024-11-07
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024;
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

As of November 6, 2024, there were an aggregate of 29,568,098 shares of the registrant's common stock outstanding, comprising 26,455,582 shares of the registrant's Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 366,145 restricted shares of Class A Common Stock, which remain subject to vesting), and 3,112,516 shares of the registrant's Class B Common Stock, $0.0001 par value per share.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant customer collaborations. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts, particularly with respect to its non-Rice and non-disease projects in light of the Company's realigned strategic priorities; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company's technologies obsolete; impacts of the Company's headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the outcome of any litigation related to the Merger Transactions; the Company's assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk

Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 21, 2024, or as they may be updated or supplemented from time-to-time in the Company's subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,805	$32,699
Accounts receivable	1,190	530
Prepaid expenses and other current assets	1,578	1,991
Total current assets	31,573	35,220
Property, plant, and equipment, net	12,910	15,775
Operating lease right-of-use assets	34,432	21,685
Intangible assets, net	34,036	35,411
Goodwill	253,466	434,898
Other non-current assets	1,457	1,422
Total assets	$367,874	$544,411
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,023	$6,127
Accrued expenses	3,323	1,747
Accrued compensation	3,229	3,858
Deferred revenue	1,082	1,210
Current portion of notes payable	337	833
Current portion of financing lease obligations	110	187
Current portion of operating lease obligations	4,150	5,927
Class A common stock warrants	2,661	1,418
Other current liabilities	3	16
Total current liabilities	21,918	21,323
Notes payable, net of current portion	291	536
Financing lease obligations, net of current portion	—	113
Operating lease obligations, net of current portion	31,851	17,025
Royalty liability - related parties	191,205	165,252
Other non-current liabilities	1,728	1,868
Total liabilities	246,993	206,117
Commitments and contingencies (See Note 9)
Redeemable noncontrolling interest	12,741	44,824
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 26,866,904 shares issued and 26,429,630 shares outstanding as of September 30, 2024; 21,240,379 shares issued and 20,567,656 shares outstanding as of December 31, 2023	8	8
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 3,112,516 shares issued and outstanding as of September 30, 2024, and 3,142,636 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	818,210	775,017
Class A common stock in treasury, at cost; 45,177 shares as of September 30, 2024, and 32,663 shares as of December 31, 2023	(1,999)	(1,785)
Accumulated deficit	(708,064)	(479,778)
Accumulated other comprehensive income (loss)	(15)	8
Total stockholders’ equity	108,140	293,470
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$367,874	$544,411
See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue	$1,667	$475	$3,050	$714
Total revenue	1,667	475	3,050	714
Operating expenses:
Research and development	12,990	17,521	37,996	28,159
Selling, general, and administrative	7,682	8,751	23,994	22,126
Goodwill impairment	181,432	—	181,432	—
Total operating expenses	202,104	26,272	243,422	50,285
Loss from operations	(200,437)	(25,797)	(240,372)	(49,571)
Royalty liability interest expense - related parties	(8,875)	(8,136)	(25,953)	(10,753)
Other interest income, net	160	281	522	359
Non-operating income (expense), net	7,706	(876)	8,917	(466)
Loss before income taxes	(201,446)	(34,528)	(256,886)	(60,431)
Income tax expense	(13)	—	(23)	—
Net loss	$(201,459)	$(34,528)	$(256,909)	$(60,431)
Net loss attributable to redeemable noncontrolling interest	(21,491)	(8,099)	(28,623)	(9,918)
Net loss attributable to Cibus, Inc.	$(179,968)	$(26,429)	$(228,286)	$(50,513)
Basic and diluted net loss per share of Class A common stock	$(7.63)	$(1.59)	$(10.33)	$(6.33)
Weighted average shares of Class A common stock outstanding – basic and diluted	23,586,746	16,641,127	22,105,979	7,979,132

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(201,459)	$(34,528)	$(256,909)	$(60,431)
Foreign currency translation adjustments	6	15	(27)	13
Comprehensive loss	(201,453)	(34,513)	(256,936)	(60,418)
Comprehensive loss attributable to redeemable noncontrolling interest	(21,491)	(8,096)	(28,627)	(9,915)
Comprehensive loss attributable to Cibus, Inc.	$(179,962)	$(26,417)	$(228,309)	$(50,503)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498
Net loss	(21,491)	—	—	—	—	—	—	(179,968)	—	(179,968)
Stock-based compensation	—	—	—	—	—	2,687	—	—	—	2,687
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	76,859	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	47,401	—	—	—	429	—	—	—	429
Issuance of common stock in registered offering, net	—	3,289,953	—	—	—	12,148	—	—	—	12,148
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(2,340)	—	—	—	—	2,340	—	—	—	2,340
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	6	6
Balance at September 30, 2024	$12,741	26,429,630	$8	3,112,516	$—	$818,210	$(1,999)	$(708,064)	$(15)	$108,140

		Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2023	$136,866	16,606,401	$8	4,642,636	$—	$722,327	$(1,785)	$(236,235)	$(2)	$484,313
Net loss	(8,099)	—	—	—	—	—	—	(26,429)	—	(26,429)
Stock-based compensation	—	—	—	—	—	5,828	—	—	—	5,828
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	53,608	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(13)	—	—	—	—	—	—	—	—
Change in value of redeemable noncontrolling interest	334	—	—	—	—	(334)	—	—	—	(334)
Foreign currency translation adjustments	3	—	—	—	—	—	—	—	12	12
Balance at September 30, 2023	$129,104	16,659,996	$8	4,642,636	$—	$727,821	$(1,785)	$(262,664)	$10	$463,390

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(28,623)	—	—	—	—	—	—	(228,286)	—	(228,286)
Stock-based compensation	—	—	—	—	—	8,030	—	—	—	8,030
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	281,648	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	974,727	—	—	—	16,921	—	—	—	16,921
Issuance of common stock in registered offering, net	—	4,587,993	—	—	—	14,786	—	—	—	14,786
Payment of taxes related to vested restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(3,456)	30,120	—	(30,120)	—	3,456	—	—	—	3,456
Foreign currency translation adjustments	(4)	—	—	—	—	—	—	—	(23)	(23)
Balance at September 30, 2024	$12,741	26,429,630	$8	3,112,516	$—	$818,210	$(1,999)	$(708,064)	$(15)	$108,140

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2023	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	$—	976,908	$5	—	$—	$220,422	$(1,043)	$(212,151)	$—	$7,233
Net loss	(9,918)	—	—	—	—	—	—	(50,513)	—	(50,513)
Stock-based compensation	—	—	—	—	—	11,670	—	—	—	11,670
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock and payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	207,546	—	—	—	—	—	—	—	—
Shares withheld for net share settlement	—	(32,660)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Change in value of redeemable noncontrolling interest	334	—	—	—	—	(334)	—	—	—	(334)
Foreign currency translation adjustments	3	—	—	—	—	—	—	—	10	10
Balance at September 30, 2023	$129,104	16,659,996	$8	4,642,636	$—	$727,821	$(1,785)	$(262,664)	$10	$463,390

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(256,909)	$(60,431)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	25,953	10,753
Goodwill impairment	181,432	—
Depreciation and amortization	5,211	2,875
Stock-based compensation	8,030	11,670
Change in fair value of liability classified Class A common stock warrants	(8,908)	1,221
Other	(16)	17
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(660)	1,674
Due to/from related parties	—	(95)
Prepaid expenses and other current assets	412	1,111
Accounts payable	838	(61)
Accrued expenses	1,304	1,357
Accrued compensation	(628)	738
Deferred revenue	(133)	340
Right-of-use assets and lease obligations, net	302	(28)
Other assets and liabilities, net	(276)	(334)
Net cash used by operating activities	(44,048)	(29,193)
Investing activities
Cash acquired from merger with Cibus Global, LLC	—	59,381
Purchases of property, plant, and equipment	(752)	(3,872)
Net cash (used by) provided by investing activities	(752)	55,509
Financing activities
Proceeds from issuances of securities	43,902	—
Costs incurred related to issuances of securities	(1,869)	—
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500
Payment of taxes related to vested restricted stock units	(214)	(742)
Proceeds from issuance of notes payable	—	1,287
Repayments of financing lease obligations	(174)	(242)
Repayments of notes payable	(741)	(760)
Net cash provided by financing activities	40,904	2,043
Effect of exchange rate changes on cash and cash equivalents	2	(2)
Net (decrease) increase in cash and cash equivalents	(3,894)	28,357
Cash and cash equivalents – beginning of period	32,699	3,526
Cash and cash equivalents – end of period	$28,805	$31,883

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

Share information related to the Company's common stock as of September 30, 2024, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	26,866,904	3,112,516	29,979,420
Outstanding	26,429,630	3,112,516	29,542,146

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $256.9 million and cash used for operating activities was $44.0 million for the nine months ended September 30, 2024. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of September 30, 2024, the Company had $28.8 million of cash and cash equivalents and $21.9 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the nine months ended September 30, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

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

In the fourth quarter of 2024, the Company initiated additional cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the third quarter of 2024, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment, however, the assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the three and nine months ended September 30, 2024, and 2023.

Goodwill

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

During the third quarter of 2024, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill. The Company's cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company's stock price as of September 30, 2024, to calculate the fair value of its goodwill using a long-term growth rate of 3 percent and a discount rate of 37 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $181.4 million for the three and nine months ended September 30, 2024, which was recorded in the accompanying condensed consolidated statements of operations.

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.1 million in contract assets as of September 30, 2024, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There were $0.2 million in contract assets as of December 31, 2023.

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

The following table represents the deferred revenue activity for the nine months ended September 30, 2024:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Consideration earned	(3,050)
Consideration received	2,922
Balance as of September 30, 2024	$1,082

For the nine months ended September 30, 2024, $1.2 million of the deferred revenue balance as of December 31, 2023, was recognized as revenue in the accompanying condensed consolidated statements of operations.

The following table represents the deferred revenue activity for the nine months ended September 30, 2023:

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

The Company has elected to account for forfeitures of awards as they occur. If an award is forfeited prior to vesting, the associated reduction in expense is reflected net in stock-based compensation expense in that period. Stock-based compensation expense is recorded in research and development (R&D) and selling, general, and administrative (SG&A) expenses in the Company’s condensed consolidated statements of operations.

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

See Note 6 for a detailed discussion of the 2023 Pre-Funded Warrants issued in December 2023. The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of September 30, 2024. The 2023 Pre-Funded Warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s condensed consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the 2023 Pre-Funded Warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Share and Per Share Amounts	2024	2023	2024	2023
Numerator:
Net loss attributable to Cibus, Inc.	$(179,968)	$(26,429)	$(228,286)	$(50,513)
Denominator:
Weighted average shares of Class A common stock outstanding	23,536,746	16,641,127	22,055,979	7,979,132
Effect of pre-funded warrants	50,000	—	50,000	—
Weighted average shares of Class A common stock outstanding – basic and diluted	23,586,746	16,641,127	22,105,979	7,979,132
Basic and diluted net loss per share of Class A common stock	$(7.63)	$(1.59)	$(10.33)	$(6.33)

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

	As of September 30,
	2024	2023
Stock options outstanding	150,899	109,551
Unvested restricted stock units	115,541	198,199
Unvested restricted stock awards	392,097	945,780
Common warrants	1,456,523	158,483
Total	2,115,060	1,412,013

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

Common Warrants

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expense), net in its condensed consolidated statements of operations.

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

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of May 31, 2023, (the closing date of the Merger Transactions) the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global. As of September 30, 2024, the Common Unit holders of the redeemable noncontrolling interest owned approximately 11 percent of Cibus Global.

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

These unaudited pro forma figures for the three and nine months ended September 30, 2023, have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended	Nine Months Ended
Unaudited and in Thousands	September 30, 2023	September 30, 2023
Pro forma revenues	$475	$1,154
Pro forma net loss	(34,528)	(88,474)
Pro forma net loss attributable to controlling interest	(24,575)	(70,855)
Pro forma net loss attributable to redeemable noncontrolling interest	$(9,953)	$(17,619)

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

During the nine months ended September 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As of September 30, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of September 30, 2024.

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

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024, and 2023.
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024				December 31, 2023
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,051	$—	$—	$1,051	$7,015	$—	$—	$7,015
Total	$1,051	$—	$—	$1,051	$7,015	$—	$—	$7,015

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	September 30, 2024				December 31, 2023
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$2,661	$2,661	$—	$—	$1,418	$1,418
Total	$—	$—	$2,661	$2,661	$—	$—	$1,418	$1,418

The following table summarizes the Common Warrants activity for the nine months ended September 30, 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Issued	10,151
Change in fair value	(8,908)
Balance as of September 30, 2024	$2,661

The following table summarizes the Common Warrants activity for the nine months ended September 30, 2023:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	$291
Change in fair value	1,221
Balance as of September 30, 2023	$1,512

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of September 30, 2024	As of December 31, 2023
Estimated fair value of common warrants per share	$0.49 - $1.99	$8.95
Assumptions:
Risk-free interest rate	3.5% - 3.6%	3.9%
Expected volatility	105.1% - 110.4%	100.7%
Expected term to liquidation (in years)	2.9 - 4.7	3.6
As of September 30, 2024, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of September 30, 2024, and December 31, 2023, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of September 30, 2024	As of December 31, 2023
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	4,284	3,912
Office furniture and equipment	5 - 10	15,574	15,102
Office furniture and equipment under financing leases	3 - 7	—	373
Computer equipment and software	3 - 5	4,357	3,761
Assets in progress	N/A	521	704
Total property, plant, and equipment		25,636	24,752
Less accumulated depreciation and amortization		(12,726)	(8,977)
Total		$12,910	$15,775

Depreciation and amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Depreciation and amortization expense	$1,172	$1,225	$3,755	$2,208

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

Goodwill is as follows:

In Thousands	Goodwill
Balance as of December 31, 2023	$434,898
Impairment	(181,432)
Balance as of September 30, 2024	$253,466

Intangible Assets

Intangible assets were as follows:

In Thousands	As of September 30, 2024	As of December 31, 2023
Intangible Assets, net:
Developed technology	$14,148	$14,148
Trade name	22,230	22,230
Other	150	150
Total intangible assets	36,528	36,528
Less accumulated amortization	(2,492)	(1,117)
Total	$34,036	$35,411

Total amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Amortization expense	$458	$459	$1,375	$667

As of September 30, 2024, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2024	$458
2025	$1,833
2026	$1,833
2027	$1,833
2028	$1,833
2029	$1,833

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

The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of September 30, 2024. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

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

Warrant transactions for the nine months ended September 30, 2024, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	50,000	$0.01	158,483	$69.04
Issued	—	—	1,298,040	10.01
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of September 30, 2024	50,000	$0.01	1,456,523	$16.43
Exercisable as of September 30, 2024	50,000	$0.01	1,456,523	$16.43

September 2024 SEC-Registered Underwritten Offering

In September 2024, the Company issued 3,289,953 shares of its Class A Common Stock in an SEC-registered underwritten offering, including shares issued to one of the Company’s executive officers. The offering price for each share of Class A Common Stock was $4.00 per share. The Company received net proceeds of approximately $12.1 million after deducting approximately $1.0 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

ATM Facility

During the nine months ended September 30, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility after deducting approximately $0.3 million for the commissions and other offering expenses payable by the Company.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. During the nine months ended September 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for Class A Common Stock. As of September 30, 2024, there were 29,542,146 Cibus Common Units outstanding. Of the 29,542,146 Cibus Common Units outstanding, 26,429,630 are held by Cibus Inc. and 3,112,516 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2024, the Company has not issued any preferred stock.
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

As of September 30, 2024, 1,960,427 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.
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
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2023	108,781	$365.07	109,521	$367.35
Granted	—	—	41,396	14.82
Vested	18,726	31.59	—	—
Exercised	—	—	—	—
Forfeited	—	—	(18)	227.00
Balance as of September 30, 2024	127,507	$316.09	150,899	$270.66
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$78	$40	$346	$1,835
As of September 30, 2024, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 4.6 years. As of September 30, 2024, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 3.7 years.
As of September 30, 2024, unrecognized compensation expense related to non-vested stock options was $0.2 million which has a weighted average remaining recognition period of 0.6 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	640,060	$31.50
Granted	—	—
Vested	(245,172)	31.50
Forfeited	(2,791)	31.50
Unvested balance as of September 30, 2024	392,097	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$511	$964	$3,230	$1,145
There were no RSAs granted during the nine months ended September 30, 2024. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2023, was $31.50.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$2,418	$5,631	$7,274	$7,555
As of September 30, 2024, unrecognized compensation expense related to RSAs was $12.3 million which has a weighted average remaining recognition period of 1.8 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	147,222	$18.21
Granted	65,019	18.60
Vested	(36,476)	18.46
Forfeited	(60,224)	18.15
Unvested balance as of September 30, 2024	115,541	$18.38
The total fair value of RSUs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$—	$92	$629	$2,126
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2024, was $18.60. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2023, was $19.02.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense	$191	$157	$410	$2,550
As of September 30, 2024, unrecognized compensation expense related to RSUs was $1.9 million which has a weighted average remaining recognition period of 3.0 years.
Performance Stock Units

From time-to-time, the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

The total fair value of PSUs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Fair value of shares vested	$—	$—	$—	$1,005

There were no PSUs granted during the nine months ended September 30, 2024. The weighted average grant date fair value of PSUs granted during the nine months ended September 30, 2023, was $25.65.

Stock-based compensation expense related to PSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation benefit	$—	$—	$—	$(270)
As of September 30, 2024, there is no unrecognized compensation expense related to PSUs.

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and nine months ended September 30, 2024. No current income tax provision has been recorded for United States operations for the three and nine months ended September 30, 2024, due to the Company's history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

During the three and nine months ended September 30, 2024, there were 30,120 Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of September 30, 2024.

As of September 30, 2024, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2023.
9. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company's financing lease ROU assets are included in other non-current assets in the condensed consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of September 30, 2024		As of December 31, 2023
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	13.6	$12,724	14.3	$13,117
San Diego, California laboratory lease	0.9	1,909	1.7	3,377
San Diego, California headquarters lease	8.5	18,126	1.4	3,178
San Diego, California greenhouse lease	3.9	1,274	4.7	1,475
Other leases	< 1.0 - 3.0	399	< 1.0 - 3.0	538
Total		$34,432		$21,685

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

The Company's headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, and it has a trait development facility for editing plants with terms that expire in March 2033 and August 2025, respectively. In June 2024, the headquarters facility lease term was extended until March 2033. The headquarters facility lease includes one option to extend the lease that the Company is not reasonably certain to exercise at the lease commencement; therefore, the extension term is not recognized in the calculation of the lease liability. The Company had one option to extend the trait development facility lease for one year, but will terminate the lease in August 2025. As the Company was not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Finance lease costs	$30	$65	$145	$79
Operating lease costs	1,839	1,635	5,208	2,830
Total	$1,869	$1,700	$5,353	$2,909
Operating lease costs for short-term leases was not material for the three and nine months ended September 30, 2024, or 2023.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
In Thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$3,448	$1,848
Financing cash flows (finance leases)	$174	$242

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2024		As of December 31, 2023
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.1	1.0	10.6	1.3
Weighted average discount rate	7.5%	10.6%	7.5%	9.8%

As of September 30, 2024, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2024	$1,146	$—	$1,146
2025	5,433	120	5,553
2026	5,046	—	5,046
2027	5,045	—	5,045
2028	5,081	—	5,081
2029	4,905	—	4,905
Thereafter	25,316	—	25,316
	51,972	120	52,092
Less: interest	(15,971)	(10)	(15,981)
Total	$36,001	$110	$36,111
Current portion	4,150	110	4,260
Noncurrent portion	$31,851	$—	$31,851
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of September 30, 2024, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company's liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of September 30, 2024, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying condensed consolidated financial statements.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. As of September 30, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

As of September 30, 2024, the Royalty Liability reflected an effective yield of 17.8 percent. As of December 31, 2023, the Royalty Liability reflected an effective yield of 21.7 percent.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	25,953
Balance as of September 30, 2024	$191,205

11. SUPPLEMENTAL INFORMATION
Certain condensed consolidated statement of operations amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$807	$2,853	$2,467	$5,531
Selling, general, and administrative	1,880	2,975	5,563	6,139
Total	$2,687	$5,828	$8,030	$11,670
Supplemental condensed consolidated statement of cash flows information is as follows:

	Nine Months Ended September 30,
In Thousands	2024	2023
Interest paid	$94	$98

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended September 30,
In Thousands	2024	2023
Property, plant, and equipment acquired through assuming liabilities	$239	$419
Unpaid stock offering costs included in stockholders’ equity	$342	$—
Shares issued for consideration in the merger with Cibus Global	$—	$634,751
Forgiveness of interim funding resulting from merger with Cibus Global	$—	$2,500
Establishment of financing lease right-of-use assets and associated financing lease liabilities	$—	$307
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$16,491	$1,606

12. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement under which P&G will fund a multi-year program to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal to help P&G advance its sustainability objectives. As of September 30, 2024, the Company had $1.1 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2024	2023	2024	2023
Collaboration agreement deferred revenue recognized	$1,447	$312	$2,238	$399
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

14. SUBSEQUENT EVENTS

Strategic Realignment

On October 16, 2024, the Board of Directors of Cibus approved a strategic realignment, which included an immediate reduction in workforce of approximately 26 full-time employees. The Company estimates that it will incur approximately $0.4 million of one-time cash expense in the fourth quarter of 2024 in connection with the reduction in workforce, primarily related to accrued vacation and severance payments along with approximately $0.2 million of one-time non-cash stock compensation expense related to the acceleration of unvested RSAs approved by the Board of Directors of Cibus. The Company communicated the workforce reduction to affected employees on October 18, 2024.

The Company has initiated additional cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report), including the Consolidated Financial Statements and Notes incorporated therein.

OVERVIEW AND BUSINESS UPDATE

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits (or specific genetic characteristics) in seeds. Its primary business is the development of plant traits that help address specific productivity or yield challenges in farming such as traits for weed management and disease resistance. These traits are referred to as productivity traits because they can improve farming productivity, profitability and sustainability. Certain productivity traits lead to the reduction in the use of chemicals like fungicides, insecticides, or the reduction of fertilizer use, while others make crops more adaptable to their environment or to climate change. The ability to develop productivity traits in seeds that can increase farming productivity and reduce the use of chemicals in farming is the promise of gene editing technologies.

In addition to Cibus' pipeline of five productivity traits, Cibus is developing, through a partner-funded project, sustainable ingredients or materials for the consumer packaged goods industry that do not negatively impact the environment during production, use, or disposal.

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process: a standardized end-to-end semi-automated high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a timebound, reproducible, and predictable science-based breeding process. RTDS is covered by over 500 patents or patents pending. The Company considers the Trait Machine process an important technological milestone that represents a breakthrough in the achievement of a standardized high-throughput gene editing system that provides the speed, precision, and scale that is the promise of gene editing.

A key aspect of Cibus' Trait Machine process is that plant traits developed using this technology are indistinguishable from plant traits developed using conventional plant breeding (or, from nature). Because of this, most major jurisdictions have either passed regulations or started processes to introduce regulations that generally treat traits developed using gene editing on the same basis as traits developed using conventional plant breeding. All traits developed using RTDS comprise the types of changes that arise naturally in conventional plant breeding programs. GMO technologies enabled major improvements in farming productivity. Unfortunately, because GMO technologies use foreign DNA, or transgenes, the development of major GMO traits has faced headwinds. For example, in the European Union (EU), GMO traits were essentially banned, and imports were heavily regulated. Changes in place in key countries and presently under consideration in Europe are aimed at harmonizing how gene edited traits are regulated in order to align with regulations for traits from conventional plant breeding. These changes highlight the major global evolution away from the heavily regulated GMO technology and acceptance of gene editing technologies. This is a big moment for Cibus that the Company has been working towards since its founding.

Cibus believes that its RTDS technologies and Trait Machine process represent a paradigm shift in plant breeding: the ability to materially change the productivity of the breeding process that currently averages more than a decade with a scientifically based process whose trait products are indistinguishable from traits developed through conventional plant breeding and that are regulated as such. The Trait Machine process materially changes not only the speed and scale of the breeding process, but it also exponentially changes the range of possible genetic solutions from breeding and with it, the capability to develop desired characteristics or traits needed for greater farming sustainability and food security.

Cibus is a leader in the gene editing era—an industry characterized by high-throughput gene editing processes serving as extensions of plant breeding operations for seed company customers. Cibus is the leader in this vision. Cibus and its Trait Machine process do not compete with seed companies’ breeding operations, they augment them. Cibus provides complex traits that it edits in the elite germplasm of its customers for commercialization. Its role is to improve the efficiency and effectiveness of developing the complex traits needed to address farming’s most pressing productivity challenges. Importantly, Cibus and its Trait Machine process provides the ability to efficiently gene edit these complex traits directly into elite germplasm of any of the major crops with a new speed, precision, and scale.

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

Three of Cibus' five productivity traits are developed, meaning that they have been edited in a customer's elite germplasm and have been validated in field trials. In Canola and Winter Oilseed Rape (WOSR), the Company's Pod Shatter Reduction (PSR) trait has been edited into the elite lines of customer seed company partners and transferred back to these customers in their elite germplasm for potential commercial launch. In Rice, gene-edited herbicide tolerance (HT) traits HT1 and HT3 are being introgressed into multiple customers’ genetics for United States and Latin America, and Cibus is also initiating efforts to directly edit the HT1 and HT3 traits in certain customers’ germplasm. Two of the pipeline traits are advanced, meaning that the editing and trait development process is underway with known edit targets. Currently, these advanced traits include a trait for Sclerotinia (white mold disease) resistance and herbicide tolerance in Canola (HT2).

Activities in 2024 through the date of this filing have been transformative for Cibus, including significant progress across crop platforms for its developed traits and achieving important milestones in its advanced traits. On October 18, 2024, the Company announced a restructuring initiative, as it continues its transformation from a Research and Development (R&D) driven organization to a focused commercial stage gene editing company in agriculture. Cibus' related cost reduction actions, including a reduction in force, are expected to save the Company approximately $10.0 million on an annualized run-rate basis. When these and other initiatives are fully implemented by early 2025, the Company expects them to translate to a reduction in monthly cash use by approximately 20 percent.

These initiatives are a result of the Company's realigned organization focus, which focuses the allocation of its capital resources toward its commercial effort priorities through advancement of Cibus' weed management traits HT1 and HT3 for Rice, Sclerotinia resistance trait for Soybean and Canola, and the continuing development of Cibus' Soybean platform, while enabling continued progress on Cibus' PSR trait and its third weed management trait HT2 with a more streamlined use of resources. The Company will also continue to opportunistically pursue partner-funded projects.

In regards to the commercial progress for its HT1 and HT3 developed traits in Rice, Cibus has made substantial advancement with its trait transfer process having received germplasm from all four of its major Rice seed company customers and has either completed or initiated trait transfer to the customer germplasm. In addition, the company completed a successful field trial with one of its customer's germplasm in the third quarter of 2024. Additionally, Cibus, RTDC Corporation Limited (RTDCCL), and Albaugh LLC (Albaugh) entered into an amendment to certain existing agreements to continue a collaboration that brings Cibus’ HT3 trait in Rice, which is Clethodim-tolerant, to seed customers in the United States utilizing Albaugh’s herbicide registration and crop protection expertise. The agreement also establishes Cibus' financial obligations, including with respect to the allocation of trait fees and royalties received by Cibus to RTDCCL and Albaugh. The Company also completed its first field trial for stacked gene edited HT traits in an elite variety.

Within the Company’s Canola platform, Cibus achieved significant progress with its developed PSR trait in WOSR, completing an initial field trial in the United Kingdom with multiple customers' germplasm. This achievement is an important milestone in furthering Cibus' commercialization efforts for WOSR in Europe.

With respect to Cibus' multi-crop advanced traits, Cibus made important advancements in line with its anticipated milestones. For its Sclerotinia resistance trait in Canola, the Company has received field trial results for the second mode of action and expects greenhouse data for the third mode of action in the fourth quarter of 2024. This progress with the Sclerotinia resistance trait is particularly significant as it represents advancement toward providing durable disease resistance to White Mold across multiple crops, including Canola and Soybean. The Company also received positive greenhouse data for its HT2 trait in Canola, with additional field trials anticipated to be completed in 2025.

The Company continues to make progress in developing its Soybean platform. Once the Soybean platform is operational, it will be possible for Cibus to develop and commercialize its multi-crop traits contemporaneously in any or all of three major crops (Rice, Canola, and Soybean).

Supporting Cibus’ commercial efforts is the Company’s proprietary gene editing platform, which represents a paradigm shift in breeding complex traits, built on decades of rigorous research and development and backed by an extensive intellectual property portfolio. Through the first nine months of 2024, Cibus received additional patents across 10 plant gene editing and trait families, which further strengthened the Company’s IP portfolio including in its weed management and herbicide tolerance trait families. The Company's IP expansion covers gene editing, productivity traits, and quality traits patent coverage in geographies including, but not limited to, Europe, Asia, Latin America, and North America.

The advancing global regulation of gene editing technologies in agriculture continued its general positive progression. In May 2024, Canada joined other jurisdictions endorsing additional policies to regulate gene editing technology in feed (including that used in Cibus' RTDS) similar to conventional breeding methods. Previously, on February 7, 2024, the Parliament of the EU voted in favor of new laws that would differentiate gene editing technologies from GMO technology. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding. There is still ongoing discussion of how to address traits for HT in the EU. Final approval of the EU Parliament's proposal will be based upon ongoing negotiations among the EU Parliament, the EU Council, and the European Commission to finalize legislation for adoption.

While the legislative process remains ongoing in the EU, other major developed market countries including Canada, the United Kingdom, United States, and the major markets in South America are now treating traits from gene editing as conventional-like. Although there can be no assurance when the final EU legislation will be adopted, its passage would bring the EU closer to other major developed markets resulting in more consistent regulations for the planting, import, and export of products or commodities. For this reason, Cibus believes the impact of these regulations is indicative of the beginning of the gene editing era – an era in which products from the most advanced technologies in breeding and gene editing will be regulated on the same basis as products developed using conventional breeding — an era in which technology promises to change the speed and scale of trait development as new technologies have done in many industries and an era that Cibus believes represents agriculture’s analog to digital moment: the ability to develop traits more accurately and with less time and cost involved in conventional breeding of traits or in GMO trait breeding.

The Company has incurred net losses since its inception. As of September 30, 2024, the Company had an accumulated deficit of $708.1 million. The Company’s net loss was $256.9 million for the nine months ended September 30, 2024. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

ATM Facility

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the nine months ended September 30, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

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

September 2024 SEC-Registered Underwritten Offering

In September 2024, the Company issued 3,289,953 shares of its Class A Common Stock in an SEC-registered underwritten offering, including shares issued to one of the Company’s executive officers. The offering price for each share of Class A Common Stock was $4.00 per share. The Company received net proceeds of approximately $12.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Strategic Realignment

On October 16, 2024, the Board of Directors of Cibus approved a strategic realignment, which included an immediate reduction in workforce of approximately 26 full-time employees. The Company estimates that it will incur approximately $0.4 million of one-time cash expense in the fourth quarter of 2024 in connection with the reduction in workforce, primarily related to accrued vacation and severance payments along with approximately $0.2 million of one-time non-cash stock compensation expense related to the acceleration of unvested awards of Class A Restricted Stock (RSAs) approved by the Board of Directors of Cibus. The Company communicated the workforce reduction to affected employees on October 18, 2024.

The Company has initiated additional cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023
A summary of the Company’s results of operations for the three months ended September 30, 2024, and 2023 follows:

	Three Months Ended September 30,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$1,667	$475	$1,192	251%
Research and development	12,990	17,521	(4,531)	(26)%
Selling, general, and administrative	7,682	8,751	(1,069)	(12)%
Goodwill impairment	181,432	—	181,432	NM
Loss from operations	(200,437)	(25,797)	(174,640)	(677)%
Royalty liability interest expense - related parties	(8,875)	(8,136)	(739)	(9)%
Other interest income, net	160	281	(121)	(43)%
Non-operating income (expense), net	7,706	(876)	8,582	980%
Loss before income taxes	(201,446)	(34,528)	(166,918)	(483)%
Income tax expense	(13)	—	(13)	NM
Net loss	$(201,459)	$(34,528)	$(166,931)	(483)%
Net loss attributable to redeemable noncontrolling interest	(21,491)	(8,099)	(13,392)	(165)%
Net loss attributable to Cibus, Inc.	$(179,968)	$(26,429)	$(153,539)	(581)%
Basic and diluted net loss per share of Class A common stock	$(7.63)	$(1.59)	$(6.04)	(380)%

NM – not meaningful

Revenue

Revenue was $1.7 million in the third quarter of 2024, an increase of $1.2 million from the third quarter of 2023. The increase was driven by amounts earned from collaboration agreements related to contract research for Soybean. Revenue in the third quarter of 2023 from Legacy Calyxt's operations was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $13.0 million in the third quarter of 2024, a decrease of $4.5 million from the third quarter of 2023. The decrease was primarily due to lower non-cash stock compensation expense and the strategic realignment and reduction in force announced during the fourth quarter of 2023 which included decreases in personnel costs and supplies.

Selling, General, and Administrative Expense

Selling, General, and Administrative (SG&A) expense was $7.7 million in the third quarter of 2024, a decrease of $1.1 million from the third quarter of 2023. The decrease was primarily due to lower non-cash stock compensation expense.

Goodwill Impairment

Goodwill impairment was $181.4 million in the third quarter of 2024, an increase of $181.4 million from the third quarter of 2023. The increase was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company's stock price, performed in the third quarter of 2024.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $8.9 million in the third quarter of 2024, an increase of $0.7 million from the third quarter of 2023. The increase was due to the increase in the Royalty Liability balance.

Other Interest Income, net

Other interest income, net was $0.2 million in the third quarter of 2024, a decrease of $0.1 million from the third quarter of 2023. The decrease was driven by interest earned on lower cash balances.

Non-Operating Income (Expense), net

Non-operating income (expense), net was income of $7.7 million in the third quarter of 2024, an increase in income of $8.6 million from the third quarter of 2023. The increase in income was driven by the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $21.5 million in third quarter of 2024, an increase in net loss attributable to redeemable noncontrolling interest of $13.4 million, from the third quarter of 2023. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023
A summary of the Company’s results of operations for the nine months ended September 30, 2024, and 2023 follows:

	Nine Months Ended September 30,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$3,050	$714	$2,336	327%
Research and development	37,996	28,159	9,837	35%
Selling, general, and administrative	23,994	22,126	1,868	8%
Goodwill impairment	181,432	—	181,432	NM
Loss from operations	(240,372)	(49,571)	(190,801)	(385)%
Royalty liability interest expense - related parties	(25,953)	(10,753)	(15,200)	(141)%
Other interest income, net	522	359	163	45%
Non-operating income (expense), net	8,917	(466)	9,383	2,014%
Loss before income taxes	(256,886)	(60,431)	(196,455)	(325)%
Income tax expense	(23)	—	(23)	NM
Net loss	$(256,909)	$(60,431)	$(196,478)	(325)%
Net loss attributable to redeemable noncontrolling interest	(28,623)	(9,918)	(18,705)	(189)%
Net loss attributable to Cibus, Inc.	$(228,286)	$(50,513)	$(177,773)	(352)%
Basic and diluted net loss per share of Class A common stock	$(10.33)	$(6.33)	$(4.00)	(63)%
NM – not meaningful

Revenue

Revenue was $3.1 million in the first nine months of 2024, an increase of $2.3 million from the first nine months of 2023. The increase was driven by the acquisition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue from operations associated with Legacy Calyxt in 2024 and 2023 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $38.0 million in the first nine months of 2024, an increase of $9.8 million from the first nine months of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, laboratory supplies, and facility costs. The increase was partially offset by decreases of $1.4 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions, $1.3 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023, and a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $24.0 million in the first nine months of 2024, an increase of $1.9 million from the first nine months of 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, professional fees, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions. These expenses were partially offset by $6.5 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Goodwill Impairment

Goodwill impairment was $181.4 million in the first nine months of 2024, an increase of $181.4 million from the first nine months of

2023. The increase was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company's stock price, performed in the third quarter of 2024.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $26.0 million in the first nine months of 2024, an increase of $15.2 million from the first nine months of 2023. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions.

Other Interest Income, net

Other interest income, net was $0.5 million in the first nine months of 2024, an increase of $0.2 million from the first nine months of 2023. The increase was driven by interest earned on cash balances.

Non-Operating Income (Expense), net

Non-operating income (expense), net was income of $8.9 million in the first nine months of 2024, an increase in income of $9.4 million from the first nine months of 2023. The increase in income was driven by the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $28.6 million in the first nine months of 2024, an increase in net loss attributable to redeemable noncontrolling interest of $18.7 million from the first nine months of 2023. The increase in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

As of September 30, 2024, the Company had $28.8 million of cash and cash equivalents. Current liabilities were $21.9 million as of September 30, 2024.

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

The Company incurred a net loss of $256.9 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $708.1 million and expects to continue to incur losses in the future.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Net loss	$(256,909)	$(60,431)	$(196,478)	(325)%
Royalty liability interest expense - related parties	25,953	10,753	15,200	141%
Goodwill impairment	181,432	—	181,432	NM
Depreciation and amortization	5,211	2,875	2,336	81%
Stock-based compensation	8,030	11,670	(3,640)	(31)%
Change in fair value of liability classified Class A common stock warrants	(8,908)	1,221	(10,129)	(830)%
Other	(16)	17	(33)	(194)%
Changes in operating assets and liabilities	1,159	4,702	(3,543)	(75)%
Net cash used by operating activities	$(44,048)	$(29,193)	$(14,855)	(51)%
NM – not meaningful

Net cash used by operating activities was $44.0 million in the first nine months of 2024, an increase in cash used of $14.9 million from the first nine months of 2023. The increase in cash used was primarily driven by a $11.3 million increase in net loss related to the operations acquired in the Merger Transactions and a decrease of $3.5 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.

The Company expects cash used by operating activities in 2024 to be higher than 2023 driven by a full year of combined companies in 2024 versus only seven months of combined companies in 2023.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$—	$59,381	$(59,381)	(100)%
Purchases of property, plant, and equipment	(752)	(3,872)	3,120	81%
Net cash (used by) provided by investing activities	$(752)	$55,509	$(56,261)	(101)%

Net cash used by investing activities was $0.8 million in the first nine months of 2024 while cash provided by investing activities was $55.5 million in the first nine months of 2023, a decrease in cash provided of $56.3 million from the first nine months of 2023. The decrease in cash provided was driven by the $59.4 million cash acquired as a result of the Merger Transactions in 2023 partially offset by a decrease of $3.1 million from purchases of property, plant, and equipment from the prior year.
The Company expects cash provided by investing activities in 2024 to be lower than 2023 driven by the cash acquired as a result of the Merger Transactions in 2023.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Proceeds from issuances of securities	$43,902	$—	$43,902	NM
Costs incurred related to issuances of securities	(1,869)	—	(1,869)	NM
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500	(2,500)	(100)%
Payment of taxes related to vested restricted stock units	(214)	(742)	528	71%
Proceeds from issuance of notes payable	—	1,287	(1,287)	(100)%
Repayments of financing lease obligations	(174)	(242)	68	28%
Repayments of notes payable	(741)	(760)	19	3%
Net cash provided by financing activities	$40,904	$2,043	$38,861	1,902%

NM – not meaningful

Net cash provided by financing activities was $40.9 million in the first nine months of 2024, an increase of $38.9 million from the first nine months of 2023. The increase was primarily due to net proceeds from additional capital raised in 2024. The increase was partially offset by the $2.5 million receipt of funds from draws on the revolving line of credit from Cibus Global and by the $1.3 million issuance of notes payable related to equipment and insurance policy purchases, both in the prior year period.

The Company expects cash provided by financing activities in 2024 to be higher than 2023 driven by the need to raise capital to fulfill the Company's anticipated spending in 2024 and beyond.

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

During the nine months ended September 30, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $256.9 million for the nine months ended September 30, 2024, and it used $44.0 million of cash for operating activities for the nine months ended September 30, 2024.

As of September 30, 2024, the Company had $28.8 million of cash and cash equivalents. Current liabilities were $21.9 million as of September 30, 2024.

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

In the fourth quarter of 2024, the Company initiated additional cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of September 30, 2024, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this report and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into late in the first quarter of 2025. The Company's assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast, which would shorten its cash runway. In addition, changes in market conditions may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

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

As of September 30, 2024, other than described above, there were no other material changes in the Company's commitments under contractual obligations as disclosed in its Annual Report.

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

As of September 30, 2024, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of September 30, 2024. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, 12,514 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

On August 16, 2024, Gerhard Prante, a Director of the Company, entered into a written plan for the sale of an aggregate number of shares of the Company’s Class A Common Stock equal to the Plan Amount, which is the lesser of (i) 71,785 shares of the Company’s Class A Common Stock and (ii) the number of shares necessary to satisfy Mr. Prante’s personal tax liability in respect of certain grants of the Company’s equity awards. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and will automatically terminate when the Plan Amount is reached.

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

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

CIBUS, INC.

By:	/s/ Rory Riggs
Name:	Rory Riggs
Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)