Form 10-K
period 2024-12-31
Cibus, Inc.
filed 2025-03-20
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024;
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

Aggregate market value of the Class A Common Stock held by non-affiliates of the registrant: As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant was $160,390,613 based upon the closing sale price of the registrant’s Class A Common Stock of $9.85 on such date.

As of March 19, 2025, there were 32,638,411 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 211,615 restricted shares of Class A Common Stock, which remain subject to vesting), and 1,712,373 shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The prior year financial information presented in this Annual Report on Form 10-K for the year ended December 31, 2023, represents seven months of Cibus, inclusive of Cibus Global, and five months of Legacy Calyxt results only, except where pro forma figures are presented. All financial information prior to the completion of the Merger Transactions is that of Legacy Calyxt only.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant customer collaborations. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s platform or trait product development efforts; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts, particularly with respect to its non-Rice and non-disease projects in light of the Company’s realigned strategic priorities; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the outcome of any litigation related to the Merger Transactions; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” as they may be updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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
•The Company’s Restructuring Initiative may result in operational and strategic challenges.
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
•Cibus’ financial statements include goodwill as a result of the Merger Transactions. Goodwill could become impaired in the future under certain conditions, and any such impairment may significantly impact Cibus’ results of operations and financial condition.
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

Market Data

This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company’s internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Annual Report involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors.” Forecasts and other forward-looking estimates about the Company’s industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

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

None of the information provided on the Company’s website, in its press releases or public conference calls and webcasts, or through social media is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document it files with the SEC unless such document specifically states otherwise, and any references to its website or its corporate X and LinkedIn accounts are intended to be inactive textual references only.

Part I

Item 1. Business.

COMPANY OVERVIEW

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed. These characteristics influence how a resulting plant functions and/or interacts with its environment. Its primary business is the development of plant traits for some of the world’s major agricultural food crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. Cibus’ initial focus is on productivity traits, which can be associated with improving crop yields in the face of challenges such as weeds, pests, and diseases, can address environmental challenges with an overall reduction in the use of chemicals like fungicides, insecticides, or fertilizers, or can make crops more adaptable to environmental factors such as heat and drought in the face of climate change.

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology for Cibus’ Trait Machine™ process, providing a standardized, end-to-end, semi-automated, high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a time bound, reproducible, and predictable science-based breeding process. Over 500 patents or patents pending cover RTDS and many of the Company’s gene edited traits. The Company considers the Trait Machine process an important technological milestone that represents a breakthrough in the achievement of a standardized, high-throughput gene editing system that provides the speed, precision, and scale to develop a new class of high value productivity traits that is the promise of gene editing.

Gene-edited traits are importantly distinguishable from traits developed with genetically modified organism (GMO) technologies. While GMO technologies enabled major improvements in farming productivity, they have faced regulatory and adoption headwinds because of their use of foreign DNA, or transgenic material. For example, in the European Union (EU), GMO traits were essentially banned, and imports were heavily regulated.

In contrast, a key aspect of Cibus’ Trait Machine process is that plant traits developed using this technology are indistinguishable from plant traits developed using conventional plant breeding (or, from nature). Because of this, most major jurisdictions have either passed regulations that, or started processes to introduce regulations and policies that would, generally treat traits developed using gene editing on the same basis as traits developed using conventional plant breeding. All productivity traits developed using RTDS comprise the types of changes that arise naturally in conventional plant breeding programs. Policies and new legislation in place in key countries and presently under consideration in Europe are aimed at harmonizing how gene edited traits are regulated in order to align with regulations for traits from conventional plant breeding. These policy changes highlight the major global evolution away from the heavily regulated GMO technologies and broader acceptance of gene editing technologies.

Cibus believes that its RTDS technologies and Trait Machine process represent a paradigm shift in plant breeding, which it refers to as industrializing breeding. The Trait Machine process has the potential to materially improve the productivity of the breeding process as compared to conventional breeding, which currently averages more than a decade. Further, the Trait Machine process is a scientifically based process whose trait products are indistinguishable from traits developed through conventional plant breeding and that are increasingly regulated as such.

Cibus believes that its gene editing technologies and productivity traits have the potential to accelerate agriculture’s jump to a climate smart, more sustainable, crop production system and industry’s move to sustainable, natural, and low carbon materials or ingredients. Cibus believes that this is the Future of Breeding™.

Cibus is a leader in this new industry characterized by high-throughput gene editing processes which can also serve as an extension of plant breeding operations for seed company customers. It provides the ability to prototype new productivity traits and, once developed, the ability to materially accelerate the time to commercialize new productivity traits. The Trait Machine process revolutionizes the business of trait development by dramatically improving the speed and scale of developing and prototyping new productivity traits relative to conventional breeding.

The Company’s primary customers are seed companies that have transferred their elite germplasm to Cibus for editing. Cibus does not compete with seed companies’ breeding operations, but rather, can augment them. Customer relationships start with material transfer agreements for delivery of the customer’s elite germplasm to the Company for editing and eventual return to the customer. By working directly with a customer’s elite germplasm, the Trait Machine process enables the introduction of high value productivity traits directly into a customer’s market-ready varieties and parent lines, dramatically reducing the time to commercialization. For commercialization, Cibus’ model contemplates entering into a future commercialization agreement or license agreement under which it would receive royalty or license fees related to the seed company’s sale of seed containing a Cibus developed trait.

Cibus currently has a pipeline of five productivity traits. Three of Cibus’ five pipeline productivity traits are classified as “developed,” meaning that they have been edited in a customer’s elite germplasm and have been validated in field trials. In Canola (known as Winter Oilseed Rape (WOSR) in Europe), the Company’s Pod Shatter Reduction (PSR) productivity trait has been edited into the elite lines of customer seed company partners and transferred back to these customers in their elite germplasm. In Rice, gene-edited herbicide tolerance (HT) productivity traits HT1 and HT3 are being introgressed and/or in process to be edited into multiple customers’ genetics for the United States and Latin America, and Cibus is also initiating efforts to directly edit the HT1 and HT3 traits in certain customers’ germplasm. Two pipeline productivity traits are classified as “advanced,” meaning that the editing and trait development process is underway with known edit targets. Currently, these advanced productivity traits include a trait for Sclerotinia (white mold disease) resistance and herbicide tolerance (HT2), are in Canola. These two advanced pipeline productivity traits are expected to be applicable to multiple crops.

In addition to Cibus’ pipeline of five productivity traits, Cibus is developing, through a partner-funded project, sustainable ingredients or materials for the consumer packaged goods industry aimed at mitigating adverse environment impacts during production, use, or disposal. Cibus will also continue to consider other trait categories, like nutrient use efficiency, through similar partnerships with third parties.

Furthermore, through a collaboration with Biographica, Ltd. (Biographica), Cibus is in the early stages of exploring potential artificial intelligence (AI) capabilities and related data analytics to identify and prioritize targets for gene editing, initially focusing on advancing disease resistance in Canola and WOSR.

Activities in 2024 and through the date of this filing have been transformative for Cibus, including significant progress across crop platforms for its developed productivity traits and achieving important milestones in its advanced productivity traits. Cibus received additional patents across 10 plant gene editing and trait families, which further strengthened the Company’s IP portfolio, including in its weed management and herbicide tolerance trait families. On October 18, 2024, the Company announced a restructuring initiative (Restructuring Initiative), as it continues its transformation from a Research and Development (R&D) driven organization to a focused commercial-stage gene editing company in agriculture. Cibus’ related cost reduction actions, including a reduction in force, are expected to save the Company approximately $10.0 million on an annualized run-rate basis, with monthly cash use reduced by the end of the first quarter of 2025 by approximately 20 percent relative to fiscal year 2024.

These initiatives are a result of the Company’s realigned organization, which focuses the allocation of its capital resources toward its commercial effort priorities through advancement of Cibus’ weed management productivity traits HT1 and HT3 for Rice, Sclerotinia resistance productivity trait for Canola and Soybean, and the continuing development of Cibus’ Soybean platform, while enabling continued progress on Cibus’ PSR productivity trait and its third weed management productivity trait HT2 with a more streamlined use of resources. The Company will also continue to opportunistically maintain and pursue additional partner-funded projects.

With respect to its HT1 and HT3 developed productivity traits in Rice, Cibus has made substantial advancement with its trait transfer process. Cibus now has material transfer agreements with four leading rice seed companies including Loveland Products, Inc., a subsidiary of Nutrien, Ltd., in the United States and Interoc S.A in Latin America, and Federacion Nacional de Arroceros (FEDEARROZ), one of the largest rice seed companies in Latin America. Cibus has received germplasm from all four of its major Rice seed company customers and in each case, has either completed or initiated trait transfer to the customer germplasm. Together, it is estimated that these four companies represent approximately 40 percent of all addressable acres for the Company’s herbicide tolerance Rice platform in North and Latin America (i.e., acres that would be potentially accessible to Cibus’ HT1 and HT3 productivity traits in Rice). In addition, Cibus completed a successful field trial with one of its customer’s germplasm in the third quarter of 2024. Additionally, Cibus, RTDC Corporation Limited (RTDCCL), and Albaugh LLC (Albaugh) entered into an amendment to certain existing agreements to continue a collaboration to support eventual commercialization of Cibus’ HT3 productivity trait in Rice, which is a Clethodim-tolerance trait, with seed customers in the United States utilizing Albaugh’s herbicide registration and crop protection expertise. The Company also completed its first field trial for stacked gene edited HT productivity traits in an elite Rice variety, which the Company believes is the first known use of stacked gene edited herbicide tolerant traits in an elite variety of rice to improve weed management.

Within the Company’s Canola platform, Cibus achieved significant progress with its developed PSR productivity trait in WOSR, completing a successful initial field trial in the United Kingdom with multiple customers’ germplasm. This achievement is an important milestone in furthering Cibus’ commercialization efforts for WOSR in Europe.

With respect to Cibus’ advanced productivity traits, Cibus has made important advancements. For its Sclerotinia resistance productivity trait in Canola, the Company has received positive field trial results showing resistance for its second mode of action and recently announced positive controlled environment (greenhouse) data for its third mode of action. Multiple modes of action, which are akin to a plant’s defenses to disease, are critical for durable disease resistance. This progress with the Sclerotinia resistance productivity trait is particularly significant as it represents advancement toward providing durable disease resistance to white mold across multiple crops, including Canola and Soybean. The Company also received positive greenhouse data for its HT2 productivity trait in Canola, with additional field trials anticipated to be completed in 2025.

The Company continues to make progress in developing its Soybean platform. The Company has successfully edited a Soybean cell with genetic changes associated with its HT2 productivity trait, achieving sufficiently high editing rates that enabled expanded continued development by the Company of its Soybean platform. Cibus continues to work diligently toward the establishment of an operational Soybean platform.

Major developed market countries including Canada, the United Kingdom, the United States, and the major South America markets are now treating traits from gene editing as conventional-like, and the modernization of global regulation of gene editing technologies in agriculture has continued its general positive progression. In May 2024, Canada joined other jurisdictions endorsing additional policies to regulate gene editing technologies in feed (including that used in Cibus’ RTDS) similar to conventional breeding methods. Previously, on February 7, 2024, the Parliament of the EU voted in favor of new laws that would differentiate gene editing technologies from GMO technologies. The proposal adopted by the EU Parliament would regulate certain traits from gene editing as “conventional-like” or like traits developed using conventional plant breeding, while there is still ongoing discussion of how to address herbicide tolerance traits. Final approval of the EU Parliament’s proposal is subject to, and will be based upon, ongoing negotiations among the EU Parliament, the EU Council, and the European Commission to finalize legislation for adoption. On March 14, 2025, EU member states endorsed the EU Council’s (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enables the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree the final text of the legislation to be proposed for final adoption. The legislation is part of a package of measures designed to ensure the sustainable use of natural resources and to strengthen the resilience of EU food systems. It describes a category of NGTs, that include products of gene editing that could be obtained in nature or by conventional breeding. If successful, the proposed regulation would enable EU growers to benefit from improved varieties and would help facilitate international trade by bringing EU policy closer to that of trading partners in North and South America, the United Kingdom, India, Australia, and Japan. Although there can be no assurance if or when the final EU legislation will be adopted, its passage would bring the EU closer to other major developed markets resulting in more consistent regulations for the planting, import, and export of products or commodities.

CIBUS’ PRIORITY PRODUCTS: THREE CROPS, FIVE PRODUCTIVITY TRAITS

Canola

Cibus’ developed productivity trait PSR in Canola and WOSR strengthens the sheath around the canola seeds, which is important to protect them against adverse impacts from high winds and extreme weather. Cibus’ advanced productivity traits, Sclerotinia resistance and HT2 in Canola and WOSR, continue to progress and offer white mold disease resistance and broadleaf weed herbicide tolerance, respectively.

Canola was the first crop for which Cibus successfully implemented its RTDS technology platform and Trait Machine process. As a result, Canola was the first crop for which Cibus developed multiple productivity traits for a single crop platform. Cibus has 10 customers for its developed and advanced traits in Canola, six of whom continue to work with the Company to progress its developed PSR trait for approximately 7 million customer accessible acres despite a shifting commercial landscape.

Cibus believes that the total market for Canola consists of approximately 48 million acres of crop across North America, Europe including the EU, the United Kingdom, Ukraine, and Australia. The chart below summarizes information relating to Cibus’ pipeline productivity traits for Canola, including its beliefs with respect to the potential royalties available for Canola in its target market:

Productivity Trait	Stage of Development	Estimated Accessible Acres (1)(4)	Estimated Trait Fee (per acre) (2)	Estimated Potential Target Market Royalties (3)
PSR	Developed	7 million	$5-7	$35 million
Sclerotinia resistance	Advanced	30 million	$10-15	>$300 million
HT2	Advanced	20 million	$5	$100 million
Total	—	57 million	—	>$435 million
___________________________________________
(1) “Accessible Acres” is that portion of a specified total acres planted of a specific trait crop in a specified geography, jurisdiction, or market representing management’s estimate of the number of total acres for the specified geography, jurisdiction, or market on which seed with the specified Cibus productivity trait may be planted. This estimate is based on industry sources or references regarding the need for a specific trait in the specific crop and geography, jurisdiction, or market, taking into account assumptions about competition, trait relevance, switching costs and adoption timeframes, and various other factors. Accessible Acres may vary widely based on the trait, crop, geography, jurisdiction, market, or need and may change materially over time. Among other assumptions, management includes EU acres in determining Accessible Acres. However, access to EU acreage is dependent upon a favorable outcome of the EU legislative process with respect to a currently pending proposal. There can be no assurance that such a favorable outcome will be achieved.
(2) “Trait Fees” represent management’s assumption regarding the potential per acre fee that may be received by Cibus in respect of the applicable productivity trait, taking into account available market information regarding competitors’ current trait fees as well as assumptions regarding competition, trait relevance and trait value in specific geographies and potential savings to farmers, switching costs, and various other factors. Trait fees are divided between the trait company, the seed company, and in cases of herbicide tolerance with the herbicide or chemistry provider, with the percent of the fee that accrues to the trait developer varying depending on the type of trait, value, and intellectual property protection. In analyzing potential Trait Fees for Sclerotinia resistance, management, among other things, considers economic similarities to the Bt trait. See the discussion below under “CIBUS’ PROCESS: THE TRAIT MACHINE PROCESS” under the caption “The Commercial Model” for further information on the economic similarities to the Bt trait fees. Management also takes into account comparable trait fees currently payable in respect of seeds containing existing commercial traits. Actual Target Market Royalties, if any, could be materially different than those expressed, implied, or anticipated by the estimates presented.
(3) “Estimated Potential Target Market Royalties” represents (i) management’s estimates of Accessible Acres, multiplied by (ii) management’s estimate of the Trait Fee for the specific productivity trait for a specific crop in a specific geography, jurisdiction, or market. These figures are calculated based on management estimates and assumptions, which are based on industry references and estimates of key data, such as the number of acres or percentage of total acres for which the productivity trait would be relevant or where the applicable crop is impacted such that it would benefit from a specific productivity trait. In each crop for each productivity trait, the Accessible Acres may vary widely based on the productivity trait, crop, geography, or need. Cibus’ estimates of potential Target Market Royalties also serves as the Company’s estimate of its peak sales for the specific productivity trait and specific crop. This peak would generally be projected to occur several years after commercial availability of seed containing the applicable productivity trait. Accordingly, such calculations should be considered illustrative.
(4) Relative to a Total Canola Market of approximately 48 million total Canola acres in North America (23.4 million acres), Europe (including the EU (14.2 million acres), the United Kingdom (1.0 million acres), and Ukraine (2.5 million acres)), and Australia (6.5 million acres), obtained from the Food and Agriculture Organization of the United Nations (FAO) (as the latest 5-year averages from 2018 to 2022.

Rice

Rice was the second crop for which Cibus successfully implemented its RTDS technology platform and Trait Machine process developing two productivity traits to date. Herbicide tolerance has posed challenges in Rice, where GMO traits (and associated herbicides) that have historically been prevalent in other crops have not been available.

Cibus’ developed productivity traits HT1 and HT3 in Rice are expected to provide the crop access to two important herbicides to control common weeds. The Company is presently targeting 5 million acres in the United States and Latin America and 60 million acres in Asia, excluding China.
Cibus believes that the total market for Rice consists of approximately 218 million acres of crop across the United States, Latin America, and Asia (excluding China). The chart below summarizes information relating to the Company’s pipeline productivity traits for Rice, including its beliefs with respect to the potential royalties available for Rice in the Company’s accessible market:

Productivity Trait	Stage of Development	Estimated Accessible Acres (1)(4)	Estimated Trait Fee (per acre) (2)	Estimated Potential Target Market Royalties (3)
HT1 and HT3 (United States and Latin America)	Developed	5 million	$30-50	$200 million
HT1 and HT3 (Asia excluding China)	Developed	60 million	$2-3	$150 million
Total	—	65 million	—	$350 million
_______________________________________
(1) See note 1 to the “Canola” table above.
(2) See note 2 to the “Canola” table above.
(3) See note 3 to the “Canola” table above.
(4) Relative to a Total Rice Market of approximately 218 million total Rice acres in the United States (2.6 million acres), Latin America (10.0 million acres), and Asia (205 million acres, excluding China), obtained from the FAO (as the latest 5-year averages from 2018 to 2022).

Soybean

Cibus is continuing expanded development of its Soybean platform, having successfully edited a Soybean cell with genetic changes associated with its HT2 productivity trait and achieving editing rates that the Company believes are sufficiently high for commercial development. The Company continues to work diligently toward a fully operational Soybean platform. Cibus’ advanced productivity traits in Canola for Sclerotinia resistance and HT2 are expected to be multi-crop productivity traits also usable in Soybean with further, crop-specific, development and testing.

Cibus believes that the total market for Soybean consists of approximately 245 million acres of crop across North America, Latin America, and Europe (including the EU, Albania, North Macedonia, the Republic of Moldova, Russia, and Ukraine). The chart below summarizes information relating to the Company’s pipeline productivity traits for Soybean, including its beliefs with respect to the potential royalties available for Soybean in its target market:

Productivity Trait	Stage of Development	Estimated Accessible Acres (1)(4)	Estimated Trait Fee (per acre) (2)	Estimated Potential Target Market Royalties (3)
Sclerotinia resistance	Advanced	50 million	$10-15	>$500 million
HT2	Advanced	75 million	$5-12	$375 million
Total	—	125 million	—	>$875 million
___________________________________________
(1) See note 1 to the “Canola” table above.
(2) See note 2 to the “Canola” table above.
(3) See note 3 to the “Canola” table above.
(4) Relative to a Total Soybean Market of approximately 245 million total Soybean acres in North America (90 million acres), Latin America (148 million acres), and Europe (including EU (2.4 million acres) and Ukraine 3.7 million acres), obtained from the FAO (as the latest 5-year averages from 2018 to 2022).

CIBUS’ PRODUCTS: OPPORTUNISTIC, PARTNER-FUNDED PROJECTS

Cibus also believes there are future opportunities beyond its current three crops, five productivity traits priority strategic focus. Cibus will continue to seek to identify opportunities to supplement its pipeline with productivity traits in Wheat, for which an operational editing platform was established in early 2024, and in Corn.

With respect to Cibus’ operational Wheat platform, Cibus will continue to seek appropriate partner-funded projects with seed companies to develop productivity traits to address significant challenges faced by farmers including disease resistance, nitrogen use efficiency, and low immune (gluten free) or allergy targets. Nitrogen (or nutrient) use efficiency is a need in many crops, but particularly for Wheat with its enormous, cultivated acreage. A nitrogen or nutrient use efficiency productivity trait would have the potential to materially reduce the carbon footprint of the crop while offering better yield with similar fertilization. Fungal diseases cause a significant economic impact in Wheat production with cereals representing the largest fungicide market. Development of disease resistance productivity traits in Wheat offer the promise of protecting yield potential while reducing fungicide use. Finally, Cibus’ Wheat platform enables the potential development of improved Wheat quality productivity traits aimed at reducing or eliminating allergens such as gluten.

Further, gene editing provides opportunities for the development of sustainable low carbon ingredients, which are increasingly attractive to multi-national companies seeking to achieve carbon reduction goals. For example, the goal of many companies’ Net Zero Climate commitments is to replace ingredients that are fossil fuel based or linked to environmental challenges with more sustainable alternatives. The Company believes that using gene editing to develop plant-or micro-organism-based solutions will be a key element of this drive to new renewable low carbon materials.

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

For example, in early 2023, Cibus and Procter & Gamble (P&G), a leading multi-national consumer products company, entered into a collaboration to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal. Under the terms of the agreement, P&G is funding a multi-year program to develop sustainable low carbon ingredients that help P&G advance its sustainability objectives.

CIBUS’ PROCESS: THE TRAIT MACHINE PROCESS

The key to the Company’s operational and commercial model is its Trait Machine process. It is based on crop specific trait editing platforms using Cibus’ RTDS technology platform. A crop-specific platform means that the specific Trait Machine process is based on crop-specific single cell models that can grow into a plant after being edited. Once developed, in the specific crop, Cibus is able to edit directly in a customer’s elite germplasm and grow it into the customer’s gene edited plant. This is what the Company means when it says that Cibus is able to operate as an extension of a customer’s breeding program. This means that in any crop in which the Trait Machine process is operational, Cibus will be able to edit any trait in its pipeline directly into a customer’s elite germplasm and transfer back the gene edited elite germplasm to the customer for commercialization. The Company seeks to make the productivity traits available in a way that is coordinated with any seed company’s breeding operation in order to enable and accelerate efficient commercialization of each productivity trait regardless of crop, customer, or geography.

The Operational Model

Historically, trait development has been a crop-by-crop and trait-by-trait process. The Company believes that gene editing fundamentally improves trait development because of the increased scale, scope, and speed enabled through these technologies. This is why the Cibus operational model differs from pre-gene editing models. In Cibus’ Trait Machine process, Cibus is not focused on a specific crop, but rather its focus is specific productivity traits. The goal of Cibus’ operational model is to develop important productivity traits that are applicable to multiple crops with attractive economics.

The operational advantage of the Trait Machine process is that it is a standardized, end-to-end, semi-automated, high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a time bound, reproducible, and predictable science-based breeding process. It provides the ability to prototype new traits and, once developed, the ability to materially accelerate the time to commercialize new traits. By materially changing the speed and accuracy to develop new traits, the Trait Machine process has the potential to revolutionize the business of trait development by increasing the speed and scale of prototyping new traits relative to conventional breeding. By working directly with a customer’s elite germplasm, the Trait Machine process enables the introduction of high value productivity traits directly into a customer’s market-ready varieties and parent lines, dramatically reducing the time to commercialization. Cibus refers to this new paradigm as industrializing breeding. This is the Company’s vision for the Future of Breeding™ and its position in this new industry.

As of December 31, 2024, Cibus had operational crop platforms in Canola, Rice, and Wheat, and Cibus has used its Canola and Rice platforms to begin editing elite customer germplasm.

The Company continues to work diligently toward a fully operational Soybean platform, having successfully edited a Soybean cell with genetic changes associated with its HT2 trait and achieving sufficiently high editing rates that enabled expanded development.

Having a Trait Machine process for key major crops enables Cibus to introduce any of its current developed or advanced productivity traits or enable Cibus to prototype new traits for any customer in any of these platform crops in their elite germplasm. This is the scale and breadth of trait development enabled by the Trait Machine process.

The Commercial Model

Cibus’ commercial model involves future development of commercialization or license agreements under which it would receive royalty or license fees related to a seed company customer’s sale of seed containing a Cibus developed productivity trait. Seed companies paying royalties for traits is a long-standing practice in agriculture, and is central to how major GMO-based traits have been commercialized. Cibus’ commercial model is based on this practice. The trait provider is paid a royalty for every bag sold or each acre on which the traits are used. Virtually every seed has royalties owed to third parties for intellectual property associated with either the germplasm or the traits in that seed. In each case, the trait provider is not involved in seed bulk-up or launch once a trait is transferred to the seed company.

The agricultural trait business is driven by three factors: type of trait, addressable acreage, and trait fees. Productivity traits are very valuable to farmers, with the actual trait fee for a given trait for a given crop being based on the economics of the trait in a given crop and geography. Increased productivity means higher yields and/or lower costs. Trait fees are then divided between the trait company, the seed company, and in cases of herbicide tolerance with the herbicide and chemistry provider, depending on the type of trait, value, and intellectual property protection.

To put the model in context, consider that GMO-based traits are generally aimed at addressing weed control and insect resistance. Each of these trait groups has been incorporated in over five different major crops and planted on over 300 million acres and generating a total of approximately $8.0 billion in trait fees per year. The annual royalties associated with the Bt trait are estimated by AgBioInvestor to be approximately $4.0 billion. It is estimated by AgBioInvestor that the GMO-based weed management traits are also planted on over 300 million acres and earn annual trait fees of approximately $4.0 billion.

In analyzing potential Trait Fees for Sclerotinia resistance, management, among other things, considers economic similarities to the Bt trait, a GMO trait that is used to control insects. A 2010 National Research Council study concurred that Bt crops led to reduced pesticide use and/or the use of pesticides with lower toxicity compared to those used on conventional crops.

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

Similar to the trait fees paid for the Bt trait, which Cibus believes are based on yield lost on acres due to insects, the Company believes that fees for Sclerotinia resistance will also be based on yield lost on acres due to the disease, which can be significant. The severity of Sclerotinia stem rot is variable from year-to-year, region-to-region, and even from field-to-field, and can be significant. For example, in 2016, Sclerotinia stem rot was widespread in canola across much of Western Canada, with over 90 percent of surveyed fields showing symptoms of infection. Cibus estimates that approximately 30 million acres of canola could be impacted by Sclerotinia stem rot. The chart below, prepared based on information available from the Canola Council of Canada, models the impact of Sclerotinia on crop loss and the potential trait fees that could be earned for the Sclerotinia resistance trait, as compared to the cost of fungicide needed to prevent potential crop loss:

The Breeding Challenge that the Trait Machine Process Addresses

Historically, the introduction of desirable traits in plants was achieved by major seed companies using conventional breeding or by employing transgenic processes. Both conventional breeding and transgenic bioengineering require substantial development time frames.

According to a 2022 study from AgBioInvestor, the average time to bring a biotechnology-derived genetic trait to the point of commercialization in 2017-2022 was approximately 16.5 years at a cost of $115.0 million. Conventional breeding techniques, on the other hand, can require approximately 12-15 years. Further, for transgenic techniques, the integration of recombinant DNA typically results in seeds being classified as genetically engineered or bioengineered producing GMOs that are subject to significant regulation.

Cibus views gene editing as an extension of plant breeding. The Trait Machine process builds on gene editing technology as a supplement to conventional breeding. It offers a standardized, automated approach that makes the same changes as conventional breeding but more accurately and efficiently, and in a time bound, reproducible, and predictable way. In addition, it has the ability to develop complex traits that are difficult to achieve using conventional breeding. The Trait Machine process introduces high value productivity traits directly into a customer’s market-ready varieties or parent lines in a process that takes on average 3 to 5 years, which shows the potential to transform a historically lengthy and random conventional breeding process. By working directly with a customer’s elite germplasm, the Trait Machine process accelerates the time to market for developed traits.

Critically, the Trait Machine process results in gene edits that are indistinguishable from genetic changes that could occur from conventional breeding or that could occur in nature. As a result, regulatory frameworks around the world are increasingly regulating gene edited traits on a similar basis as traits from conventional breeding. The United States, Canada, and important agricultural countries in South America, along with other countries have already determined not to treat traits from RTDS as GMO or to treat them on the same basis as conventionally bred traits. Each of Cibus’ three developed productivity traits and its two advanced productivity traits have been determined not to be regulated articles under applicable USDA standards. There are several important countries or regions, including the EU, that are considering similar regulations to treat gene editing differently than GMO technology (i.e., to treat gene editing on the same basis as conventional breeding).

CIBUS’ TECHNOLOGY: WHAT CIBUS EDITS

Background

At the heart of Cibus’ Trait Machine process is RTDS, which is a suite of technologies that enable Cibus to isolate a single plant cell, make the desired genetic edits in that cell, and regenerate that cell into an entire plant.

Differences in DNA sequences, many of which are variations in one or a few single base pair(s) (letter(s)) in a DNA sequence, underlie some of the most important traits in plants. These variations can be targeted by gene editing, leading to these important traits in crops.

Plant biologists have recognized that Cibus is in the “genomics information age.” Across the plant kingdom, plants show enormous diversity driven by the enormous differences in their genome sequences – the plant’s “software.” Their genome sequence drives all the characteristics (traits) that define each plant, crop, and variety of a crop. In truly understanding this diversity, and the genome sequences that underlie that diversity, one can leverage these characteristics across plants. Cibus is focused on both understanding this diversity and on leveraging this diversity to improve farmer productivity and to develop sustainable ingredients. Trait platforms are cases where differences in DNA sequences that result in these desired traits are leveraged across multiple crops.

Over the Company’s history, Cibus has accessed the sequences of thousands of genomes (and fragments thereof) allowing it to analyze, classify, and catalog plant DNA sequences. Analysis using comparative genomics allows the Company’s scientists to understand and associate those sequences with important plant traits. Cibus has a team of informatics specialists that use computational biology and AI using the Company’s systems approach to plant genetic data to identify key sequence differences in targets that represent potential candidates or components for its traits. This computational biology analysis can also identify multiple genes and gene edits that influence important traits. These traits include improving plants to address the increase in diseases, to manage the increased challenges of weeds, insects, and pests, and to adapt to less water or increased temperatures. For many traits in the Company’s pipeline, Cibus combines computational prediction with hypothesis testing in the laboratory to explore sequence differences in potential targets (genes/loci) to iterate to a list of preferred edits to assess in crops. These discovery efforts are often performed in a variety of microbial hosts. The Company’s long discovery history has enabled sequence changes in microbial assays to be correlated with precise edit performance in plants. By knowing exactly which genes, or edits to those genes, contribute to specific characteristics of a plant, Cibus can rapidly deploy its gene editing capabilities to obtain plant traits to improve farmer productivity and to develop sustainable ingredients.

The Benefit of using Elite Germplasm to Edit

Cibus’ ability to perform direct editing in elite genetics allows seed company plant breeders to rapidly incorporate these new traits into commercial lines or hybrid seed. Increased speed of breeding is of paramount importance for follow on speed to market. Traditionally, trait development and farmer access to seed innovation has been a very slow process. RTDS enables Cibus’ partners to accelerate this process.

Accelerating Trait Development Increases Scale

Important to Cibus’ seed company customers is the potential to add traits to many of their elite germplasms. Cibus’ technologies allow plant breeders to incorporate Cibus’ productivity traits into the often-large breeding populations at a stage that is close to full commercialization. Scaling trait development using RTDS is unique to Cibus. Once Cibus has established this process flow as a predictable, reproducible progression, the RTDS-developed “crop platform” is complete and can effectively function as an automated Trait Machine process, which allows for the rapid and efficient production of customizable crops with multiple stacked traits.

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

GRON

Patented technology allows for very precise edits

REGENERATE SINGLE CELL INTO WHOLE PLANT WITH DESIRED TRAITS

Less than 5 years and less than $10 million for entire trait development process

CIBUS’ TECHNOLOGY: HOW CIBUS EDITS

Background

A key component of RTDS is oligonucleotides which edit specific targeted bases within the genome. In some cases, Cibus combines these powerful oligonucleotides with DNA-breaking reagents, such as CRISPR-Cas9, to enhance the efficiency and precision of RTDS.

Another key component of RTDS is Cibus’ proprietary cell culture expertise. Gene edits introduced into a single plant cell are only commercially viable if they can be cultured and regenerated into whole plants having the desired trait. Cibus’ proprietary cell culture expertise enables it to regenerate and grow an entire plant with the desired traits introduced by its targeted edits.

Once Cibus has identified which genes to edit, RTDS can operate within the genome, such as through an Oligonucleotide Directed Mutagenesis (ODM) technique. The first application of ODM as a gene editing technique in plants occurred over 20 years ago, when researchers, including Cibus’ Interim Chief Executive Officer, President, and Chief Operating Officer, Dr. Peter Beetham, were able to edit plant cells to become resistant to sulfonylurea herbicides. Following this breakthrough, modified plant cells were cultured and regenerated into whole plants that produced hybrid progeny with heritable and stable gene mutations for this herbicide tolerance trait.

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

The Uniqueness of Cibus’ Trait Machine Process

Cibus believes its Trait Machine process is unique in the following ways:

•It materially changes the scale and speed of trait development by changing the speed to precisely edit a specific trait in a plant. In so doing, it changes speed and scale with which a breeder can optimize the genetics associated with a specific trait.

•It materially changes the scale and speed at which traits can be commercialized because it edits directly into a customer’s elite germplasm and is able to edit and transfer back a customer’s entire crop product line that is market ready in a time bound, reproducible, and predictable manner.

It is able to do this because:

•It moves from single cell to regenerated whole plant possessing desired traits more quickly and efficiently than other analogous technologies;

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

The targets addressed by early GMO-based traits were weed control and insect management. Each of these had a material impact on farming productivity and sustainability. The Bt trait (an early GMO trait for insect resistance) is an excellent example. It is used to control corn borers and is credited with materially increasing farming productivity both through improved yield and through material reduction in the use (and cost) of insecticides. A 2010 National Research Council study concurred that Bt crops led to reduced pesticide use and /or the use of pesticides with lower toxicity compared to those used on conventional crops.

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

Gene Editing

Gene editing in plants is essentially a tool used in plant breeding that can precisely and predictably introduce new traits or improve upon existing ones. Gene editing, like breeding, is the science of optimizing plant genetics to increase a plant’s yield potential and to improve its ability to withstand challenges, such as climate change, diseases, and pests, as well as to deliver end-use characteristics such as nutritional quality or renewable plant-based ingredients. What differentiates gene editing from conventional breeding is that it makes deliberate edits in the existing DNA sequence of a plant as opposed to the lengthy and random conventional breeding process. The promise of gene editing is that it can change the scale and range of possible genetic solutions from breeding by its ability to make genetic changes in less time and more accurately. As challenges to farming sustainability increase with climate change, the ultimate promise of gene editing is that it can help meet those challenges with a timely and predictable process.

In addition, gene editing is an important tool in building genetic diversity needed to address climate resilience in crops. During the process through which wild species were domesticated into the crops we know today, genetic bottlenecks were encountered as a result of selecting traits such as bigger fruits and higher yields, while diversity was reduced for genetic traits like disease resistance. Gene editing is a breeding tool that can augment this lost diversity. Using the suite of technologies underlying RTDS and through the Company’s understanding of the genetic and trait expression relationships, Cibus can apply gene editing to develop more diverse germplasm while eliminating these bottlenecks.

What Differentiates Cibus

Cibus’ patented RTDS technology platform and its crop specific Trait Machine process differentiate Cibus in the plant genetics industry. Using RTDS technologies, Cibus developed the Trait Machine process: the first standardized, end-to-end, semi-automated, crop specific gene editing system that directly edits a seed company’s elite germplasm. The Trait Machine process transforms the lengthy and random conventional breeding process into a time bound, reproducible, and predictable science-based breeding process. Cibus’ trait products are non-transgenic in both process and product and are indistinguishable from plant traits developed using conventional breeding processes. Cibus believes that the Trait Machine process represents the technological breakthrough in plant breeding that is the ultimate promise of plant gene editing: the ability to change the scale and range of possible genetic solutions from breeding and to develop desired characteristics or traits with greater speed and accuracy. The Trait Machine process drives and differentiates Cibus’ operational and commercial model.

INTELLECTUAL PROPERTY

Cibus is an innovator in precision gene editing. Cibus relies on a combination of patent, trademark, copyright, and trade secret laws in the United States and other jurisdictions to protect its intellectual property rights. No single patent or trademark is material to its business.

Its proprietary technologies and trait product candidates are protected by more than 500 patents and patent applications worldwide across 27 patent families. The scope of such intellectual property protection depends on the laws of the local jurisdiction, which, in some jurisdictions, may provide less protection than the laws of the United States. Moreover, the duration of protection varies between different types of intellectual property rights. For instance, in the United States patents generally remain in force for 20 years from the filing of the patent application. Cibus’ issued patents are expected to expire between 2027 and 2040. Cibus holds key patents and patent applications with respect to RTDS gene editing methods, its PSR trait, applications of its RTDS technologies, and products of its RTDS technologies. Cibus believes its patent portfolio provides Cibus with a significant competitive advantage and creates a barrier to entry for potential competitors. In addition, as of December 31, 2024, Cibus owns more than 40 trademark registrations and applications related to its products, product candidates, processes, and technologies. Cibus anticipates it will apply for additional patents and trademark registrations in the future as it develops new products, product candidates, processes, and technologies.

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

GOVERNMENT REGULATIONS AND PRODUCT APPROVAL

Cibus plans to license its products globally into its key target agricultural markets, including those in the Americas, Europe, and Asia. Each region and/or country across these geographies has national statutes and regulations that govern the use of agriculture biotechnology, in food, feed, and environmental applications. While nearly all regions and/or countries have mechanisms to regulate GMOs, the regulatory environment for products of gene editing vary from country-to-country. Because GMO (transgenic) technologies involve the integration of foreign DNA into the plant genome, many countries have imposed severe restrictions and/or have implemented extensive risk assessment and authorization processes for these products. However, in recent years, there has been a significant effort globally to develop separate regulations for products of gene editing technologies that do not involve the integration of foreign DNA (transgenes) into commercial plant products. Generally, where such constructive gene-editing regulations apply, the focus is on regulation of the product, not the process by which it was developed, and recognition of the genetic improvements conferred by these processes as equivalent to those that can be achieved through conventional plant breeding. As such, Cibus’ initial product commercialization efforts with its customers are with respect to those jurisdictions which have or are developing gene-editing regulations that Cibus believes will significantly reduce the adverse cost and competitive impacts of compliance.

Because traits developed through Cibus’ RTDS platform are indistinguishable from traits that occur naturally or those developed through conventional breeding approaches, Cibus’ productivity traits stand to benefit from this increasingly prevalent regulatory approach.

Countries in North and South America have led efforts to modernize regulations in respect of gene editing. Both the United States and Canada have clarified the regulatory status for gene edited plants and countries across South America have aligned with such international standards, resulting in a near harmonized approach across key agricultural jurisdictions. Importantly, Cibus has received regulatory opinions from jurisdictions in both North and South America confirming that the certain early products of Cibus’ RTDS technology will be regulated in alignment with conventional breeding standards.

While many countries have updated regulations to distinguish between gene editing and GMO technology, many others are still in the process of updating guidelines or may not have begun the process formally.

In Europe, the United Kingdom is making quick progress on the implementation of secondary legislation to enable the use of gene editing technologies following the March 2023 passage of the Genetic Technology (Precision Breeding) Act by the United Kingdom Parliament. In parallel, the EU has been engaged in a multi-year regulatory process, with the European Commission’s proposal for regulation of plants obtained from NGTs adopted by the EU College of Commissioners (NGT Proposal) at their meeting on July 5, 2023, and passed to the European Parliament and the Council of the EU for review. Under the proposal, most products of gene editing technologies would be regulated in a similar way to conventional breeding. On February 7, 2024, the European Parliament adopted its position on the European Commission’s proposal, generally accepting the principles proposed by the European Commission in the NGT

Proposal, subject to a number of amendments. On March 14, 2025, EU member states endorsed the EU Council’s (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enables the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree the final text of the legislation to be proposed for final adoption. The legislation is part of a package of measures designed to ensure the sustainable use of natural resources and to strengthen the resilience of EU food systems. It describes a category of NGTs, that include products of gene editing that could be obtained in nature or by conventional breeding. If successful, the proposed regulation would enable EU growers to benefit from improved varieties and would help facilitate international trade by bringing EU policy closer to that of trading partners in North and South America, the United Kingdom, India, Australia, and Japan. It is not certain, however, that political agreement will be found on the newly proposed rules or that the proposed rules will become law.

In Asia, a number of countries including Japan, China, Thailand, and the Philippines have implemented specific regulations for gene editing. Discussions and/or legislative processes are being initiated and/or moving forward in other Asian countries, albeit at a somewhat slower pace than the foregoing.

While Cibus views the overall trajectory of the regulatory landscape positively, there are a number of headwinds, including lack of international regulatory policy harmonization for products of gene editing and organized and vocal opponents of modifying existing, restrictive regulatory frameworks. As global regulatory policy for products of gene editing technology is evolving quickly, policy developments and market trends will continue to be a key factor in Cibus’ and Cibus’ customers’ ability to successfully commercialize traits from Cibus’ RTDS technologies.

Below is a map graphically showing the current global regulatory landscape, which has been compiled from information published directly by government authorities as well as industry associations representing the agriculture biotechnology industry. As used in the chart below, “Regulatory Policy in Place” means that gene edited crops are regulated in alignment with conventional breeding as opposed to GMOs, “Positive Policy Developments” means regulations are under development or evolving to separate gene editing from that of GMOs, and “Positive Policy Discussions Underway” means the regulatory status of gene edited crops is under discussion, but has not been determined.

COMPETITION AND COMPETITIVE STRENGTHS

Competition

The market for agricultural productivity traits is highly competitive, and Cibus faces significant competition. The development of productivity traits are the primary target of plant breeding programs and a key basis of competition in the “seed and trait” business. These technologies underpin the expected performance of a given seed and are the primary basis for competition in the seed business. These technologies are generally developed internally by seed companies or academic institutions that have large programs, but they are often bought or licensed from third parties such as other seed companies or independent trait developers. The most likely competitors are likely to come from a relatively small number of major global agricultural chemical companies, including BASF, Bayer Crop Science, Corteva AgriScience, and Syngenta, smaller biotechnology research companies and institutions, including Inari Agriculture, Pairwise

Plants, and academic institutions. The Company’s major competitors in some instances may also be its customers. Many of the companies license out traits they have developed but sometimes they retain the rights for both competitive and technical reasons.

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

Patents and proprietary technologies are important competitive barriers. In addition to patents that may exist on technology to develop traits, virtually all of the leading traits that are licensed or sublicensed from third parties have specific intellectual property on the trait itself. Cibus expects to have patents and proprietary technology associated with its productivity traits. For example, Cibus Global was issued a patent in 2022 for one of its developed productivity traits, PSR in Canola and WOSR. With patents, it is still possible for competition to develop the trait in other ways such as conventional breeding but gene editing patents should provide strong competitive barriers to other gene edited traits for the same genetic characteristics.

Competitive Strengths

Cibus believes that it is strategically well-positioned to develop innovative productivity traits and products with high value commercial applications. Cibus’ RTDS technology platform and the Trait Machine process provide a significant competitive advantage in development and commercialization of new productivity traits.

Cibus expects that all of its productivity traits will be treated as gene edited, meaning they are developed without integrating foreign DNA in the process or in the product. This designation that the Company’s productivity traits are not being regulated as GMO in many jurisdictions is an important competitive factor. The non-transgenic categorization of Cibus’ productivity trait products in these key target markets provide Cibus with significant advantages. All five productivity traits in Cibus’ priority pipeline have been determined not to be regulated articles through the USDA’s Am I Regulated process.

Numerous regulatory agencies in the Americas, including the United States, Canada, and Argentina, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. In addition, Cibus is able to bring gene edited germplasm to its customers quickly and at a low cost, in part because its products are not subject to the expensive and time consuming regulatory hurdles that apply to transgenic products.

The Trait Machine Process materially accelerates the time and ability to develop new productivity traits. Time to develop and time to commercialize productivity traits are important competitive factors. The ability of Cibus to collaborate with seed companies and edit directly into a their elite, or best, germplasm accelerates time to launch by enabling each new productivity trait to be quickly prototyped to confirm the commercial need and viability before scaling into elite germplasm from multiple customers. Cibus’ priority products include five productivity traits, which were selected as its initial strategic focus based on customer demand and the competitive position for each productivity trait once developed.

Capital-efficient and highly scalable business model. Cibus has a capital-efficient, low-cost, and highly scalable business model. Its productivity trait licensing strategy is based on Cibus’ core strengths in R&D and trait development. Cibus will continue to focus on advancing its gene editing technologies toward developing plant traits for desired characteristics and largely intends to partner and license its productivity traits to leading seed companies who will manage plant breeding and commercialization. Focusing on trait development while leveraging Cibus’ licensing partners’ breeding and commercialization expertise, market presence, and geographic reach will reduce Cibus’ expenses and allow Cibus to pursue diversified growth across crop and trait platforms.

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

Premier management team with broad expertise. Cibus’ management and senior leadership team has more than 300 years of cumulative industry experience and brings broad knowledge across key areas of its business, including R&D, product marketing, patent royalty management, and regulatory compliance and oversight. Cibus’ Interim Chief Executive Officer, President, and Chief Operating Officer, Dr. Peter Beetham, and its Chief Scientific Officer and Executive Vice President, Dr. Greg Gocal, are founding members of the management team and each played a key role in developing Cibus’ business. Cibus’ leadership has a significant track record of scientific breakthroughs, including the development of RTDS, and product development at prestigious academic and research institutions and well-known agri-business companies.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2024, Cibus had 159 employees, of which 157 are full-time employees, including a total of 36 employees with Ph.D. degrees. Of these employees, approximately 119 employees are engaged in R&D, including trait development and production.

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

Cibus also strives to make the company an inclusive, safe, and healthy workplace, with opportunities for each of its employees to grow and develop in their careers. Additionally, Cibus promotes opportunities for employees of all backgrounds and seeks to actively support, promote, and maintain a culture that fosters inclusion and diversity with respect to age, disability, gender identity or expression, ethnicity, military veteran status, national origin, race, religion, sexual orientation, and other backgrounds and experiences. Cibus has a highly matrixed team that fosters diversity in ideas and background with 52 percent of its employees holding advanced degrees and approximately half of its employees who are women. Cibus is committed to continuing to improve representation and diversity, while fostering a welcoming environment where everyone belongs.

The Company’s dynamic culture has been developed over time by teams of employees who represent six major components of engagement:

•Team Building

•Diversity, Equity, and Inclusion

•Communications

•Wellness

•Social Events

•Safety Action

These components are important threads which weave through the Company’s culture and encourage involvement and empowerment, while providing everyone with the ability to positively influence the work environment.

RESEARCH AND DEVELOPMENT

Cibus’ R&D is involved in multiple aspects of platform and trait development. It is involved in building the crop-specific single cell platforms that are integral to the Trait Machine process. In addition, they are integral to the development and implementation of the RTDS and ODM gene editing technologies and the development building and implementation of the crop-specific platforms with the Trait Machine process. The team has technical expertise in genomics, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, cell biology, plant physiology, plant breeding, and strain engineering. Cibus’ R&D activities are conducted at both its San Diego, California and Roseville, Minnesota facilities. Cibus has made, and will continue to make, substantial investments in R&D. Its R&D expenses were $50.4 million and $42.4 million for the years ended December 31, 2024, and 2023, respectively.

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

CORPORATE INFORMATION

Cibus, Inc. (formerly known as Calyxt, Inc.) incorporated in Delaware on January 8, 2010. Cibus Global, LLC (Cibus Global), a Delaware limited liability company and a subsidiary of the Company, was formed on May 10, 2019. Prior to this, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on September 11, 2008. The Company’s principal executive offices are located at 6455 Nancy Ridge Drive, San Diego, California 92121, and its telephone number is (858) 450-0008. The Company also maintains a website at www.cibus.com. The information contained in, or that can be accessed through, its website is not part of this report.

AVAILABLE INFORMATION

The Company files or furnishes periodic reports and amendments thereto, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, proxy statements, and other information with the SEC. On the Company’s website located at www.cibus.com, investors can obtain, free of charge, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other filings with the SEC as soon as reasonably practicable after it electronically files or furnishes such information with the SEC. Information contained on the Company’s website is not incorporated into this Annual Report on Form 10-K. In addition, the SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. The website can be accessed at www.sec.gov.

Item 1A. Risk Factors.

This section includes a discussion of what the Company believes to be the material factors that make an investment in the Company speculative or risky and that could affect its business, operating results, financial condition, and future growth prospects or cause actual results to differ materially from those contained in forward-looking statements the Company has made or may make from time-to-time. In these circumstances, the market price of the Company’s Class A Common Stock could decline, and you may lose all or part of your investment. Cibus cannot assure you that any of the events discussed below will not occur. Further, the risks described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, may occur or become material in the future. You should carefully consider these risk factors in connection with Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” the consolidated financials, and the other information in this Annual Report.

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

As of December 31, 2024, Cibus had $14.4 million of cash and cash equivalents. Current liabilities were $19.9 million as of December 31, 2024.

In the absence of significant additional financing, there will likely continue to be substantial doubt about Cibus’ ability to continue as a going concern. To finance Cibus’ continued operations under its current business plan over the next 12 months, Cibus will need to raise additional capital in addition to incremental proceeds raised pursuant to its ongoing at-the-market (ATM) equity program. Such financing may not be available within Cibus’ required timeframes, on acceptable terms, or at all. Furthermore, the Company’s ability to raise additional capital may be limited by applicable SEC rules and Nasdaq shareholder approval requirements.

In light of the foregoing needs and constraints on the Company’s capital resources, its Board of Directors will continue to evaluate a full range of strategic alternatives to maximize shareholder value, which may include potential equity or debt financing transactions, business combination transactions (including an acquisition or merger transaction), sales of assets, licensing, and other strategic transactions. Certain potential strategic transaction alternatives could (i) result in substantial additional dilution to existing stockholders, (ii) result in the issuance of securities with preferences over Cibus’ existing Common Stock, (iii) subject the Company to covenants that impose operational restrictions, (iv) require it to relinquish potentially valuable rights to pipeline traits or proprietary technologies, (v) result in the granting of licenses on terms that are not favorable to the Company, or (vi) have a material adverse effect on the market price of the Class A Common Stock.

In the fourth quarter of 2023, Cibus implemented a strategic realignment pursuant to which the Company initiated cost reduction initiatives designed to preserve capital resources for the advancement of Cibus’ priority objectives, which initiatives included reductions in capital expenditures, streamlining of independent contractor utilization, and prioritization of near-term payment obligations. Additionally, in the fourth quarter of 2024, the Company initiated its Restructuring Initiative designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s Oberlin facility upon expiration in August 2025.

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

The Company’s Restructuring Initiative may result in operational and strategic challenges.

On October 18, 2024, Cibus announced its Restructuring Initiative, which included a reduction in its workforce by approximately 26 full-time employees, a reduction of approximately 14 percent. The Restructuring Initiative was a result of Cibus’ realigned organization, which focuses the allocation of the Company’s capital resources toward its commercial effort priorities through advancement of Cibus’ weed management traits HT1 and HT3 for Rice, Sclerotinia resistance trait for Soybean and Canola, and the continuing development of its Soybean platform, while enabling continued progress on its PSR trait and its third weed management trait HT2 with a more streamlined use of resources. Headcount reductions, which may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as attrition beyond Cibus’ intended reductions and reduced employee morale. The Company’s ability to successfully execute on its strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm the Company’s business and operations. As a result of the Restructuring

Initiative, Cibus’ management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes.

Cibus’ success depends, in part, on its ability to effectively estimate future demand.

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

Furthermore, through a collaboration with Biographica, Cibus is in the early stages of exploring potential AI capabilities and related data analytics to identify and prioritize targets for gene editing, initially focusing on advancing disease resistance in Canola and WOSR. As an emerging and rapidly evolving technology, Cibus’ use of AI presents risks. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision-making or prevent the Company from effectively utilizing AI in its business. If Cibus and Biographica do not effectively implement guardrails and train their respective employees on the proper use of AI, Cibus may experience adverse effects on its business, including the loss of confidential information (including Cibus’ intellectual property), or other misuse of the Company’s proprietary information, which could result in significant reputational harm and could have a material adverse effect on its business and results of operations.

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

Cibus expects to price its licenses based on its assessment of the value that Cibus’ productivity traits or sustainable ingredient products will provide within the relevant end product market dynamics, rather than on the cost of production. If licensees, commercial product end users, or other market participants attribute a lower value to Cibus’ productivity traits or sustainable ingredient products than Cibus does, they may not be willing to pay the premiums that Cibus expects to charge. Pricing levels may also be negatively affected if Cibus’ productivity traits or sustainable ingredient products traits are unsuccessful or suboptimal in producing or exhibiting the characteristics expected by Cibus and its licensees..

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

Cibus’ financial statements include goodwill as a result of the Merger Transactions. Goodwill could become impaired in the future under certain conditions, and any such impairment may significantly impact Cibus’ results of operations and financial condition.

As of December 31, 2024, Cibus had approximately $253.5 million in goodwill from the Merger Transactions. In accordance with ASC 350, Goodwill and Other, the Company evaluates the carrying value of goodwill for impairment annually as of November 1. On November 1, 2024, Cibus performed its annual impairment analysis and determined there was no change from the preceding analysis, which occurred on September 30, 2024, and no additional impairment was triggered related to this annual review.

In addition to annual analysis, Cibus also assesses goodwill between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. During the third quarter of 2024, the Company experienced a triggering event and assessed its goodwill for impairment. Cibus considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company determined its goodwill was impaired by $181.4 million, which was recorded during the third quarter of 2024 in the accompanying consolidated statements of operations.

Triggering events that could indicate impairment and necessitate an evaluation of goodwill include, but are not limited to, macroeconomic conditions, industry and market considerations, increases in Cibus’ costs, commercial performance relative to strategic initiatives, adverse regulatory developments, or the deterioration of the market price of Cibus’ Class A Common Stock.

To the extent a triggering event occurs and Cibus concludes that goodwill has become further impaired, Cibus may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on the Company’s future operating results and financial position.

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

In particular, management’s estimates, projections, and forecasts include an assumption that changes are likely to be made to the EU regulatory landscape that would enable Cibus’ productivity traits to be licensed for use in seed distributed in EU member states. This assumption could prove to be incorrect and if the RTDS technologies by which Cibus’ productivity traits are developed continue to be subject to GMO regulation in the EU, Cibus’ estimates, projections, and forecasts would need to be materially revised. Assumptions regarding uncertain regulatory outcomes are subject to numerous risks. See “ —Risks Related to Regulatory and Legal Matters.”

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

Although the regulatory framework applicable to Cibus and its trait products in several strategically important jurisdictions, such as the United States, Canada, and certain Latin American countries, is currently favorable, there can be no guarantee that the governing regulations in such jurisdictions will not change. Governments of, or regulators within, such jurisdictions could institute new laws or regulations, modify existing laws or regulations, or change the way they interpret existing laws and regulations, in each case, in a way that subjects Cibus and its trait products to more burdensome standards. If the regulatory frameworks in strategically important jurisdictions changes in a manner adverse to the Company’s interests, this could substantially increase the time and costs associated with required regulatory activities of Cibus and its customers. If the regulatory burden and expense required for the utilization of Cibus’ products becomes too significant, its customers may seek alternatives that involve lesser regulatory costs.

In key strategic jurisdictions, such as the United States, the Company’s productivity trait candidates are not considered “regulated” articles, and therefore are not subject to the substantially more burdensome regulations applicable to regulated articles, such as GMOs or plant pests. In the event that any of Cibus’ productivity trait candidates are determined by applicable regulators to be regulated articles or plant pests, Cibus would be required to comply with a more onerous regulatory framework, which may include extensive permitting and notification requirements. Moreover, Cibus cannot assure you that applicable regulators will analyze any of Cibus’ future productivity trait candidates in a manner consistent with their analysis of Cibus’ products or productivity trait candidates to date. Complying with regulatory frameworks applicable to regulated articles or plant pests, even in respect of a limited number of products, would be a costly, time consuming process and could substantially delay or prevent the commercialization of Cibus’ products.

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

As described under “Item. 1 Business—Government Regulations and Product Approval,” following a multi-year regulatory process, on July 5, 2023, the European Commission proposed the NGT Proposal, which would enable certain gene editing to be regulated similar to conventional breeding. On February 7, 2024, the European Parliament adopted its position on the European Commission’s proposal, generally accepting the principles proposed by the European Commission in the NGT Proposal, subject to a number of amendments. Although the Company is encouraged by the progress to date toward relaxation of the EU regulatory framework, the final text of any legislation and its ultimate adoption remain subject to political negotiations between the European Council and the European Parliament. There have been vocal opponents to the NGT Proposal in Europe, including within the European Council and the European Parliament, and such legislation may not be adopted in its current form or at all. Further, even if ultimately adopted in the EU, the final form of such legislation may have features that are not advantageous to or may even be detrimental to Cibus. For example, the NGT Proposal, as adopted by the European Parliament, proposes to ban all patents on NGT plants, plant parts or material, the genetic information that they may contain, and processes to obtain such plants, which ban could potentially have a retroactive effect. If the NGT Proposal is adopted by the EU member states without further changes, this proposed patent ban could be readily implemented through amendments to existing regulations. If a ban on patents for NGT plants, their genetic information, or the processes to obtain NGT plants were to go into effect in the EU, this could have an adverse impact on the Company’s ability to sufficiently protect its patent portfolio and its proprietary intellectual property, which is essential to the Company’s business and operations. Additional amendments may be adopted during the negotiations between the European Council and the European Parliament that could have a material adverse impact on the Company’s business and which could make the EU an unattractive market for the Company’s products.

Moreover, even if favorable regulatory changes are adopted in a jurisdiction, such changes may require a substantial amount of time to be fully implemented. Although there cannot be any guarantee that any regulatory changes will be adopted in the EU, Cibus’ management has given effect to the adoption and timely implementation of a favorable regulatory framework in estimating accessible acres and other forward-looking forecasts. In the event that favorable regulatory developments in the EU are not adopted or timely implemented, Cibus’ estimates and forecasts may require substantial revisions, which could have a material adverse effect on the Company’s operations or financial results.

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

Some products containing Cibus’ productivity traits may be subject to FDA food product regulations or EPA environmental impact regulations. Under the FDA, any substance that is reasonably expected to become a food or animal feed component or additive is subject to FDA premarket review and approval, unless generally recognized among qualified experts as having been adequately shown to be Generally Regarded As Safe (GRAS) or the use of the substance is otherwise excluded from the “food additive” definition. The FDA may classify some or all of Cibus’ productivity traits as containing a food additive that is not GRAS or otherwise determine that further review is required. Such classification would cause these productivity traits to require premarket approval, which could delay a licensee customer’s commercialization of products containing these productivity traits.

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

Cibus’ success depends to a significant degree upon the technical skills and continued service of certain members of its management team, particularly Peter Beetham, Noel Sauer, and Greg Gocal. The loss of the services of any of these key executive officers could have a material adverse effect on Cibus. Cibus does not maintain “key person” insurance policies on the lives of any of its employees.

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

The market price of the Class A Common Stock has experienced, and may continue to experience, volatility in response to various factors. Some factors that may cause the market price of the Class A Common Stock to fluctuate include the Company’s quarterly operating results, its perceived prospects or the perceptions of the market of its pipeline, new products or technologies, changes in securities analysts’ recommendations or earnings estimates and the Company’s ability to meet such estimates, changes in general conditions in the economy or the financial markets, capital raising activity, and other developments affecting the Company or its competitors.

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

These and other market and industry factors may cause the market price and demand for the Class A Common Stock to fluctuate substantially, regardless of the Company’s actual operating performance, which may limit or prevent investors from readily selling their Class A Common Stock at a favorable price, or at all, and may otherwise negatively affect the liquidity of the Class A Common Stock.

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

Cibus’ executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 41.1 percent of Cibus’ outstanding Shares as of December 31, 2024. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to Cibus’ stockholders for approval, as well as Cibus’ management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of Cibus’ assets. This concentration of voting power could delay or prevent an acquisition of Cibus on terms that other stockholders may desire.

The United States net operating loss carryforwards and certain other tax attributes of Cibus may be subject to limitations.

As of December 31, 2024, Cibus had approximately $427.3 million of net operating loss carryforwards (NOLs) for federal and state income tax purposes, which may be available to offset federal income tax liabilities in the future. In addition, Cibus may generate additional NOLs in future years. Cibus established a full valuation allowance for its deferred tax assets, including NOLs, due to the uncertainty that enough taxable income will be generated to utilize the assets.

In general, a corporation’s ability to utilize its NOLs may be limited if it experiences an “ownership change” as defined in Section 382. An ownership change generally occurs if certain direct or indirect five percent shareholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. If a corporation experiences an ownership change, the corporation will be subject to an annual limitation that applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains in the assets held by such corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

The Company completed a Section 382 analysis through December 31, 2023, and it was determined that the Company experienced an IRC 382 cumulative shift as of 5/31/2023, as a result of the Merger Transactions. The Company completed an additional analysis through December 31, 2024, to determine if any additional cumulative shifts have occurred and concluded no Section 382 ownership change was identified in 2024. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by historical ownership changes will not impact the Company’s effective tax rate in the future. There is no assurance that Cibus will not experience additional ownership changes under Section 382 that would further limit or possibly eliminate its ability to use its NOLs. In addition, Cibus may experience ownership changes as a result of shifts in the direct or indirect ownership of its stock, some of which may be outside of its control. There is also a risk that future legal or regulatory changes may limit Cibus’ ability to use current or future NOLs to offset its future federal income tax liabilities.

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

Cibus Global is generally required from time-to-time to make pro rata distributions in cash to Cibus and the other holders of Cibus Common Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on Cibus’ and the other Cibus Common Unit holders’ respective allocable shares of the taxable income of Cibus Global. As a result of (i) potential differences in the amount of net taxable income allocable to Cibus and the other holders of Cibus Common Units, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Cibus Global’s distribution obligations, Cibus may receive tax distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreement. Cibus will determine in its sole discretion the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, the payment of obligations under the Tax Receivable Agreement, and the payment of other expenses. Cibus has no obligation to distribute such excess cash (or other available cash other than any declared dividend) to the other holders of Class A Common Stock. The current expectation is that Cibus will invest its future earnings, if any, to fund growth of Cibus Global’s operating business and will not pay any dividends to holders of Class A Common Stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cibus has processes designed to protect its information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability practices. The Company’s cybersecurity team has dedicated personnel whose responsibilities include preventing and monitoring cybersecurity threats. The team has a cybersecurity incident response plan, which is a dynamic and flexible basic framework that includes processes designed to address interdiction and remediation, conducting initial investigations, gathering and analyzing data, reporting incidents to management, mitigating damage to the Company’s informational assets and infrastructure, restoring normal services and system integrity, and implementing actions designed to prevent future cybersecurity incidents.

Cibus has established procedures to identify, assess, and manage risks across the business, including risks related to cybersecurity. The Company’s cybersecurity strategy includes risk management methodologies and analytics, which are designed to facilitate cyber resilience, minimize attack surfaces, and provide flexibility and scalability in its ability to address cybersecurity risks and threats. Organizational risk assessments help management to assess threats and identify and investigate potential vulnerabilities to make risk management decisions and assign resources to mitigate risk. The Company’s cybersecurity risk management strategy is incorporated into its business continuity plans, which include plans designed to address disaster recovery at its data centers and its holistic risk assessment procedures. Further, Cibus has a security awareness platform that provides its employees training on a variety of topics.

Cibus engages external resources that contribute to and provide evaluation of, its existing cybersecurity practices and organizational risk assessment systems. Further, Cibus has processes designed to identify, assess, and manage third party service provider risks when third parties handle, possess, process, and store the Company’s material information.

As of the date of this Annual Report, Cibus does not believe that any past cybersecurity incidents have had, or are reasonably likely to have had, a material adverse effect on the Company’s business, operations, or financial condition. However, there can be no assurance that the Company’s cybersecurity processes will prevent or mitigate cybersecurity incidents or threats, and it is possible that these events may occur and could have a material adverse effect on the Company’s business, operations, or financial condition. See “Risk Factors—Risks Related to Cibus’ Organization and Operations—Cibus’ internal computer systems, or those of its third party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of Cibus’ operations.” under the heading “Risk Factors” of this Form 10-K.

Governance

The Company’s cybersecurity team is headed by its Executive Director Global Lead of Information Technology & Information Security, who works with the Company’s cybersecurity team to identify cybersecurity risks and who has been in the information technology and cybersecurity industry for over 25 years and holds numerous technical certifications and cybersecurity-related certificates. The team members report via its established cybersecurity triage and outage workflow to the Cibus Cyber Security Council, which consists of the Company’s Interim CEO, President, and COO, EVP and CSO, and members of the Company’s legal and human resources teams. The Company’s Cyber Security Council meets regularly to discuss the status of the cybersecurity program, emerging cybersecurity threats, long-term cybersecurity investments and strategies, and oversight of the Company’s cybersecurity program. The Company’s Cyber Security Council is also responsible for identifying, assessing, and managing the Company’s exposure to material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity threats.

The Company’s full Board of Directors oversees enterprise risks and has delegated oversight to the Audit Committee of the Cibus Board of the Company’s data privacy and cybersecurity risks and provides input on the Company’s cyber and information security strategy. The Council reports the status of the Company’s cybersecurity program to the Audit Committee and, periodically, to the Board. The Board and Audit Committee regularly review these reports and discuss policies with respect to cybersecurity and information technology risks, including how these risks are being identified, assessed, and managed.

Item 2. Properties.

The Company’s headquarters are located in San Diego, California where it has leases for its headquarters facility, which includes office and laboratory space and it has a trait development facility for editing plants. The headquarters facility and the trait development facility are 53,423 and 31,939 square feet, respectively, with terms that expire in March 2033 and August 2025, respectively. In June 2024, the headquarters facility lease term was extended until March 2033. The headquarters facility lease includes one option to extend the lease. The Company had one option to extend the trait development facility lease for one year, but will terminate the lease in August 2025.

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

The Company also continues to lease its former corporate headquarters facility in Roseville, Minnesota totaling 44,000 square feet. This facility includes office, research laboratories, greenhouses, and outdoor growing plots. The lease has an initial term that began in May 2018 and expires on May 31, 2038, with monthly base rent with scheduled rent increases every five years thereafter until the end of the lease. The Company has the option to extend the term of the lease for four successive additional renewal terms of five years each commencing at the expiration date of the initial term, with monthly base rent set for each of these renewal terms. Cellectis, the Company’s former majority stockholder, has guaranteed all obligations under the lease, as discussed in Note 14 to the consolidated financial statements included in this Annual Report.

Cibus also has offices in different locations in Canada, the United States, and Europe.

For the years ended December 31, 2024, and 2023, Cibus incurred rent expenses under these leases of $7.0 million and $4.5 million, respectively.

Item 3. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of December 31, 2024. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock trades on the Nasdaq Capital Market under the ticker symbol of “CBUS.” The Company’s Class B Common Stock is not listed or traded on any stock exchange.

Holders of Common Stock

As of March 18, 2025, there were 445 holders of record of 32,850,026 outstanding shares of the Company’s Class A Common Stock (including 211,615 restricted shares of Class A Common Stock, which remain subject to vesting), and 30 holders of record of 1,712,373 outstanding shares of the Company’s Class B Common Stock. The number of holders of record of the Company’s Class A Common Stock does not reflect the number of beneficial holders whose shares are held by banks, depositaries, brokers, or other nominees.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Annual Report on Form 10-K. During the period covered by this Annual Report on Form 10-K, 12,514 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

OVERVIEW AND BUSINESS UPDATE

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits, which are specific genetic characteristics in the DNA of a plant’s seed. These characteristics influence how a resulting plant functions and/or interacts with its environment. Its primary business is the development of plant traits for some of the world’s major agricultural food crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. Cibus’ initial focus is on productivity traits, which can be associated with improving crop yields in the face of challenges such as weeds, pests, and diseases, can address environmental challenges with an overall reduction in the use of chemicals like fungicides, insecticides, or fertilizers, or can make crops more adaptable to environmental factors such as heat and drought in the face of climate change.

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology for Cibus’ Trait Machine™ process, providing a standardized end-to-end, semi-automated, high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a time bound, reproducible, and predictable science-based breeding process. Over 500 patents or patents pending cover RTDS and many of the Company’s gene edited traits. The Company considers the Trait Machine process an important technological milestone that represents a breakthrough in the achievement of a standardized, high-throughput gene editing system that provides the speed, precision, and scale to develop a new class of high value productivity traits that is the promise of gene editing.

Gene-edited traits are importantly distinguishable from traits developed with genetically modified organism (GMO) technologies. While GMO technologies enabled major improvements in farming productivity, they have faced regulatory and adoption headwinds because of their use of foreign DNA, or transgenic material. For example, in the European Union (EU), GMO traits were essentially banned, and imports were heavily regulated.

The Company has incurred net losses since its inception. As of December 31, 2024, the Company had an accumulated deficit of $731.2 million. The Company’s net loss was $282.7 million for the year ended December 31, 2024. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

ATM Facility

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion (and subject to the applicable baby shelf limitations described under “—Liquidity and Capital Resources” below), shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the year ended December 31, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

June 2024 Registered Direct Offering

In June 2024, the Company issued 1,298,040 shares of its Class A Common Stock together with accompanying warrants (2024 Common Warrants) to purchase up to 1,298,040 shares of Class A Common Stock in a registered direct offering (2024 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2024 Common Warrant was $10.00 per share, except that each share of Class A Common Stock and the accompanying 2024 Common Warrant issued to one of the Company’s then executive officers was issued at a combined offering price of $10.20 per share. At the time of issuance, the 2024 Common Warrants were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to ownership limitations, and are set to expire five years after their date of issuance. The Company received net proceeds of approximately $12.0 million from the 2024 Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Certain investors in the January 2025 Follow-On Offering (as described below) are holders of outstanding 2024 Common Warrants. The Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering (as described below). The Warrant Amendment Agreement, with respect to one of the Company’s then executive officers, is conditioned on, and will not be effective until, the trading day after the Company obtains the requisite approval from its stockholders with respect to those 2024 Common Warrants held by one of the Company’s then executive officers.

September 2024 SEC-Registered Underwritten Offering

In September 2024, the Company issued 3,289,953 shares of its Class A Common Stock in an SEC-registered underwritten offering, including shares issued to one of the Company’s then executive officers. The offering price for each share of Class A Common Stock was $4.00 per share. The Company received net proceeds of approximately $12.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Restructuring Initiative

On October 18, 2024, Cibus announced its restructuring initiative (Restructuring Initiative), which included a reduction in its workforce by approximately 26 full-time employees. The Company incurred a one-time cash expense of approximately $0.4 million in the fourth quarter of 2024 in connection with the reduction in workforce, primarily related to accrued vacation and severance payments along with approximately $0.2 million of one-time non-cash stock compensation expense related to the acceleration of unvested awards of Class A Restricted Stock (RSAs) approved by the Board of Directors of Cibus.

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

January 2025 Registered Direct Offering

In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock both together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of certain stockholder approvals, subject to ownership limitations. The 2025 Pre-Funded Warrants were immediately exercisable at the time of issuance and will be exercisable until they are fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

Certain investors in the January 2025 Registered Direct Offering were holders of the 2024 Common Warrants, and entered into the Warrant Amendment Agreements with the Company, in connection with the January 2025 Registered Direct Offering, as described above.

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
The Company’s ability to generate substantial revenue from plant traits depends upon the ability to further expand its Trait Machine process/RTDS platforms, which are fundamental for multiple different plant traits. The Company is advancing the licensing for commercialization by seed companies of traits developed using RTDS and currently has three developed traits for two global crops.

Research and Development Expenses
The company’s R&D expenses primarily consist of expenses incurred while performing activities to discover and develop potential product candidates and to establish Trait Machine process/RTDS platforms such as:
•personnel costs, including salaries and related benefits, for employees engaged in scientific R&D functions;
•cost of third party contractors and consultants who support its product candidate and Trait Machine process/RTDS platform development;
•development costs associated with seed increases (small-scale and large-scale testing) for productivity trait validation;
•purchases of laboratory supplies and non-capital equipment used for its R&D activities;
•facilities costs, including rent, utilities, and maintenance expenses, allocated to R&D activities; and
•costs of in-licensing or acquiring technology from third parties.

The Company’s R&D efforts are driven by the Company’s realigned organization, which focuses the allocation of its capital resources toward its commercial effort priorities through advancement of Cibus’ weed management productivity traits HT1 and HT3 for Rice, Sclerotinia resistance productivity trait for Canola and Soybean, and the continuing development of Cibus’ Soybean platform, while enabling continued progress on Cibus’ PSR productivity trait and its third weed management productivity trait HT2 with a more streamlined use of resources. The Company’s infrastructure resources are utilized across multiple R&D programs. In addition, employees typically work across multiple R&D programs. The Company manages certain activities, such as field trials and seed production, through third party vendors. Due to the number of ongoing projects and its ability to use resources across several projects, it does not record or maintain information regarding the costs incurred for its R&D programs on a program-specific basis.

The Company’s R&D efforts are central to its business and account for a significant portion of its operating expenses. With the Company’s realigned organization focus, R&D expenses are expected to remain flat, except for inflation considerations, for the foreseeable future. Additionally, product candidates in later stages of development generally have higher development costs than those in earlier stages of development, primarily due to the increased expense associated with large-scale field testing and seed increases (small scale and large-scale) for trait validation.

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

Goodwill and indefinite-lived intangible assets impairment

In connection with the Merger Transactions with Cibus Global, the Company recognized goodwill and intangible assets. Cibus classifies intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. Cibus determined the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors it considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized, primarily on a straight-line basis, over their useful lives to their estimated residual values.

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

In-process R&D has an indefinite life and is not amortized until completion and development of the project, at which time the in-process R&D becomes an amortizable asset. Until such time as the projects are either completed or abandoned, Cibus tests those assets for impairment at least annually, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, macro-economic conditions, progress on development activities, and overall financial performance. If impairment indicators are present as a result of the Company’s qualitative assessment, it will test those assets for impairment by comparing the fair value of the assets to their carrying value. Quantitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates, its current market capitalization, and estimates of the fair value of the Company’s reporting unit. Upon completion or abandonment, the value of the in-process R&D indefinite-lived intangible assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. The Company fully impaired its in-process R&D indefinite-lived intangible assets in 2023. As a result of the full impairment, the Company no longer had in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than its carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, it then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires Cibus to estimate the fair value of its reporting unit using either an income or market approach or a combination thereof. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

Other Interest Income, net

Other interest income, net is comprised of interest income resulting from investments of cash and cash equivalents and interest expense incurred related to financing lease obligations and notes payable. It is also driven by balances, yields, and timing of financing and other capital raising activities.

Non-Operating Income (Expense), net

Non-operating income (expense), net are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying consolidated financial statements).
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024, COMPARED TO THE YEAR ENDED DECEMBER 31, 2023
A summary of the Company’s results of operations for the years ended December 31, 2024, and 2023 follows:

	Years Ended December 31,
In Thousands, except per share and percentage values	2024	2023	$ Change	% Change
Revenue	$4,262	$1,817	$2,445	135%
Research and development	50,429	42,367	8,062	19%
Selling, general, and administrative	30,797	28,914	1,883	7%
Goodwill and intangible assets impairment	181,432	249,419	(67,987)	(27)%
Loss from operations	(258,396)	(318,883)	60,487	19%
Royalty liability interest expense - related parties	(34,190)	(18,892)	(15,298)	(81)%
Other interest income, net	631	527	104	20%
Non-operating income (expense), net	9,271	(395)	9,666	2,447%
Loss before income taxes	(282,684)	(337,643)	54,959	16%
Income tax (expense) benefit	(29)	4	(33)	(825)%
Net loss	$(282,713)	$(337,639)	$54,926	16%
Net loss attributable to redeemable noncontrolling interest	(31,325)	(70,012)	38,687	55%
Net loss attributable to Cibus, Inc.	$(251,388)	$(267,627)	$16,239	6%
Basic and diluted net loss per share of Class A common stock	$(10.83)	$(25.95)	$15.12	58%

Revenue

Revenue was $4.3 million in 2024, an increase of $2.4 million from 2023. The increase was driven by the acquisition of Cibus Global revenue which included amounts earned from collaboration agreements related to contract research for Rice and Soybean. Revenue from operations associated with Legacy Calyxt in 2024 and 2023 was primarily associated with the Company’s agreement with a large food ingredient manufacturer to develop a palm oil alternative.

Research and Development Expense

R&D expense was $50.4 million in 2024, an increase of $8.1 million from 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, laboratory supplies, and facility costs. The increase was partially offset by decreases of $2.4 million of stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions, $1.3 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023, and a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation for the Merger Transactions.

Selling, General, and Administrative Expense

SG&A expense was $30.8 million in 2024, an increase of $1.9 million from 2023. The increase was primarily due to the acquisition of Cibus Global which included increases in headcount, professional fees, and stock compensation expense related to RSAs granted as part of the completion of the Merger Transactions and new stock award grants in 2024. These expenses were partially offset by $6.5 million in one-time expenses due to the closing of the Merger Transactions in the first six months of 2023 as well as a decrease in Legacy Calyxt expenses due to lower headcount and cost reduction efforts in preparation of the Merger Transactions.

Goodwill and Intangible Assets Impairment

Goodwill and intangible assets impairment was $181.4 million in 2024, a decrease of $68.0 million from 2023. The decrease was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company’s stock price, performed in the third quarter of 2024 versus the impairment in the fourth quarter of 2023.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $34.2 million in 2024, an increase of $15.3 million from 2023. The increase was due to the assumption of the Royalty Liability as part of the Merger Transactions, which was primarily driven by the recognition of seven months of interest expense in 2023 and a full year of interest expense in 2024.

Other Interest Income, net

Other interest income, net was $0.6 million in 2024, an increase of $0.1 million from 2023. The increase was driven by interest earned on cash balances.

Non-Operating Income (Expense), net

Non-operating income (expense), net was income of $9.3 million in the 2024, an increase in income of $9.7 million from 2023. The increase in income was driven by the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying consolidated financial statements).

Net Loss Attributable to Redeemable Noncontrolling Interest

Net loss attributable to redeemable noncontrolling interest was $31.3 million in 2024, a decrease in net loss attributable to redeemable noncontrolling interest of $38.7 million from 2023. The decrease in net loss attributable to redeemable noncontrolling interest is a result of the Up-C Units created as part of the closing of the Merger Transactions, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

The Company has an effective shelf registration on Form S-3 on file with the SEC; however, amounts available under the shelf registration statement, including pursuant to the ATM Facility, are significantly limited because the Company’s public float is less than $75,000,000. Subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules, for so long as the Company’s public float is less than $75,000,000, it may not use the Form S-3 to sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the baby shelf rules.

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

As of December 31, 2024, the Company had $14.4 million of cash and cash equivalents. Current liabilities were $19.9 million as of December 31, 2024. The Company incurred a net loss of $282.7 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $731.2 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Years Ended December 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Net loss	$(282,713)	$(337,639)	$54,926	16%
Royalty liability interest expense - related parties	34,190	18,892	15,298	81%
Goodwill and intangible assets impairment	181,432	249,419	(67,987)	(27)%
Depreciation and amortization	6,859	4,693	2,166	46%
Stock-based compensation	10,750	16,092	(5,342)	(33)%
Loss on disposal of property, plant, and equipment	335	224	111	50%
Change in fair value of liability classified Class A common stock warrants	(9,301)	1,127	(10,428)	(925)%
Other	22	21	1	5%
Changes in operating assets and liabilities	383	961	(578)	(60)%
Net cash used by operating activities	$(58,043)	$(46,210)	$(11,833)	(26)%

Net cash used by operating activities was $58.0 million in 2024, an increase in cash used of $11.8 million from 2023. The increase in cash used was primarily driven by a $11.3 million increase in net loss related to the operations acquired in the Merger Transactions and a decrease of $0.6 million from the changes in operating assets and liabilities related to assets and liabilities assumed from the closing of the Merger Transactions with Cibus Global, LLC.

The Company expects cash used by operating activities in 2025 to be lower than 2024 driven by the strategic realignment and further cost reduction efforts taken during 2024 focusing on the Company’s streamlined priority objectives.

Cash Flows from Investing Activities

	Years Ended December 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Cash acquired from merger with Cibus Global, LLC	$—	$59,381	$(59,381)	(100)%
Purchases of property, plant, and equipment	(808)	(4,321)	3,513	81%
Net cash (used in) provided by investing activities	$(808)	$55,060	$(55,868)	(101)%

Net cash used by investing activities was $0.8 million in 2024 while cash provided by investing activities was $55.1 million in 2023, a decrease in cash provided of $55.9 million from 2023. The decrease in cash provided was driven by the $59.4 million cash acquired as a result of the Merger Transactions in 2023 partially offset by a decrease of $3.5 million from purchases of property, plant, and equipment from the prior year.
The Company expects cash used by investing activities in 2025 to be similar to 2024 driven by the Company’s focus to preserve capital resources for the advancement of its streamlined priority objectives.

Cash Flows from Financing Activities

	Years Ended December 31,
In Thousands, except percentage values	2024	2023	$ Change	% Change
Proceeds from issuances of securities	$43,902	$20,306	$23,596	116%
Costs incurred related to issuances of securities	(2,211)	(1,550)	(661)	(43)%
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500	(2,500)	(100)%
Payment of taxes related to vested restricted stock units	(214)	(742)	528	71%
Proceeds from issuance of notes payable	204	1,378	(1,174)	(85)%
Repayments of financing lease obligations	(171)	(297)	126	42%
Repayments of notes payable	(912)	(1,275)	363	28%
Net cash provided by financing activities	$40,598	$20,320	$20,278	100%

Net cash provided by financing activities was $40.6 million in 2024, an increase of $20.3 million from 2023. The increase was primarily due to net proceeds from additional capital raised in 2024. The increase was partially offset by the $2.5 million receipt of funds from draws on the revolving line of credit from Cibus Global and by the $1.2 million issuance of notes payable related to equipment and insurance policy purchases, both in the prior year period.

The Company expects cash provided by financing activities in 2025 to be similar to 2024 driven by the need to raise capital to fulfill the Company’s anticipated spending in 2025 and beyond.

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

The Company has recently completed the following capital raising transactions:

•On December 14, 2023, the Company issued 2,106,723 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers, pre-funded warrants (2023 Pre-Funded Warrants) to purchase up to 50,000 shares of Class A Common Stock (Warrant Shares) in an underwritten registered direct offering (2023 Follow-On Offering). The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by a former executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for shares of the Company’s Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

•In June 2024, the Company issued 1,298,040 shares of its Class A Common Stock together with an accompanying 2024 Common Warrant to purchase up to 1,298,040 shares of Class A Common Stock in the 2024 Follow-On Offering. The combined offering price for each share of Class A Common Stock and the accompanying 2024 Common Warrant was $10.00 per share, except that each share of Class A Common Stock and the accompanying 2024 Common Warrant issued to one of the Company’s then executive officers was issued at a combined offering price of $10.20 per share. At the time of issuance, the 2024 Common Warrants were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to ownership limitations, and are set to expire five years after their date of issuance. The Company received net proceeds of approximately $12.0 million from the 2024 Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds were allocated between the 2024 Common Warrants and the Class A Common Stock based on their relative fair values. The fair value of the 2024 Common Warrants was $10.2 million with associated costs of $0.8 million included in SG&A expense in the consolidated statements of operations. The net proceeds of Class A Common Stock were $2.6 million.

•In September 2024, the Company issued 3,289,953 shares of its Class A Common Stock in an SEC-registered underwritten offering, including shares issued to one of the Company’s then executive officers. The offering price for each share of Class A

Common Stock was $4.00 per share. The Company received net proceeds of approximately $12.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

•During the year ended December 31, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

•In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, the 2025 Pre-Funded Warrants to purchase 4,700,000 shares of Class A Common Stock both together with an accompanying 2025 Common Warrant to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in the January 2025 Follow-On Offering. The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of the stockholder approvals, subject to ownership limitations. The 2025 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $282.7 million for the year ended December 31, 2024, and it used $58.0 million of cash for operating activities for the year ended December 31, 2024.

As of December 31, 2024, the Company had $14.4 million of cash and cash equivalents. Current liabilities were $19.9 million as of December 31, 2024.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility, subject to the applicable baby shelf limitations), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of December 31, 2024, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this report and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents will fund planned operating expenses and capital expenditure requirements into late in the third quarter of 2025. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast, which would shorten its cash runway. In addition, changes in market conditions may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms in the near term, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of the accompanying consolidated financial statements. Any of these events could impact the Company’s business, financial condition, and prospects.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

In evaluating the Company’s planned operating expenses and capital expenditure requirements, Cibus takes into account key contractual obligations and commitments, including with respect to notes payable relating to its financing of certain fixed assets and the lease obligations relating to its facilities.

Notes Payable

See Note 6 to the accompanying financial statements for further details on the Company’s notes payable.

Lease Obligations

In June 2024, the Company’s headquarters facility lease term was extended until March 2033. The additional operating lease right-of-use asset and associated operating lease liability was $16.4 million. See Note 10 to the accompanying financial statements for further details on the Company’s lease obligations.

Royalty Liability - Related Parties

The company assumed the Royalty Liability as part of the Merger Transactions. See Note 11 to the accompanying financial statements for further details.

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2024, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company’s liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2024, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than its carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, it then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires Cibus to estimate the fair value of its reporting unit using either an income or market approach or a combination thereof. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates.

During the third quarter of 2024, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company’s stock price as of September 30, 2024, to calculate the fair value of its goodwill using a long-term growth rate of 3 percent and a discount rate of 37 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $181.4 million, which was recorded during the third quarter of 2024 in the accompanying consolidated statements of operations.

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors since its last review on September 30, 2024, the Company concluded it was not more likely than not that the carrying values of its reporting unit exceeded its fair value.

During the year ended December 31, 2023, the Company determined its goodwill was impaired by $150.4 million, which was recorded in the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company determined its in-process R&D indefinite-lived intangible assets were impaired by $99.0 million, which was recorded in the accompanying consolidated statements of operations. As such, there was no longer a carrying value for the Company’s in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the third quarter of 2024, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment, however, the assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the years ended December 31, 2024, and 2023.
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

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on an evaluation under the 2013 Framework, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the Company’s fiscal quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the biographies below, which are presented for the Company's directors and officers as of the date of this Annual Report on Form 10-K, the information required by this item concerning the Company’s directors, executive officers, and corporate governance matters (including with respect to its insider trading policies and procedures) is incorporated by reference to the Company's 2025 Proxy Statement.

Biographies of Directors and Officers

Peter Beetham, Ph.D. is Cibus’ co-founder and serves as its Interim Chief Executive Officer, President, and Chief Operating Officer. Dr. Beetham also served on Cibus’ Board. Previously, Dr. Beetham served as Cibus’ Chief Executive Officer, Senior Vice President of Research and Development and in other executive capacities. Dr. Beetham has over 30 years of experience in agriculture. Prior to joining Cibus, Dr. Beetham was Research Director of the Plant and Industrial Products Division at ValiGen and a Senior Scientist at Kimeragen where he led research teams exploring gene targeting. Part of his extensive research experience was at the Boyce Thompson Institute at Cornell University, where he was a postdoctoral scientist and one of the pioneers of the early work that led to Cibus’ RTDS technologies. Dr. Beetham was employed by the Department of Agriculture and Rural Affairs, Victoria, Australia from 1985 to 1992. He served as a scientific officer based at the Plant Research Institute, working with research groups throughout Southeast Asia and the South Pacific. Dr. Beetham received his Ph.D. in Plant Molecular Virology from QUT in Brisbane, Australia and is a B.Sc. (Hons) graduate of Monash University, Melbourne, Australia. The Company believes Dr. Beetham’s expertise in the agricultural industry, and his role as Cibus’ co-founder, qualifies him to serve on the Board.

Greg Gocal, Ph.D. is Cibus’ co-founder and serves as its Chief Scientific Officer and Executive Vice President since 2016. Prior to that, from 2014 to 2016, he served as Cibus’ Senior Vice President of Research and Development, and from 2010 to 2014 served as Vice President of Research. In 2000, Dr. Gocal joined an innovative cross disciplinary team at ValiGen, Cibus’ predecessor, as the lead molecular biologist. Within the Plant and Industrial Products Division, his team began developing the RTDS suite of technologies in plant and microbial systems in what was then the nascent field that has become gene editing. Continuing this focus and enabling Cibus’ technologies and product pipeline, Dr. Gocal has held various research management positions. Dr. Gocal has studied many aspects of plant biology. He was awarded undergraduate and graduate degrees from the University of Calgary. He worked at CSIRO Plant Industry in Canberra, Australia where he received his Ph.D. in Plant Molecular Biology from the Australian National University, then continued studying in this field as a postdoctoral scientist at the Salk Institute for Biological Studies in La Jolla, California.

Cornelis (Carlo) Broos serves as Cibus’ Interim Chief Financial Officer. Mr. Broos was appointed Interim Chief Financial Officer on October 1, 2024. Mr. Broos has served as Senior Vice President of Finance of the Company since 2024 and has significant public finance, accounting and audit experience. Mr. Broos previously served as the Company’s Vice President of Finance and Business Development after joining the Company in 2011. Before joining the Company, Mr. Broos served as the Head of Finance (Services) for Syngenta Europe Africa Middle East from 2008 to 2011, as CFO Netherlands and CFO Belgium for Syngenta from 2005 to 2008, as Group Controller for Advanta from 2002 to 2005 and as Audit Manager at Deloitte (Netherlands) from 1995 to 2002. Mr. Broos completed a Master of Science in Business Administration from Radboud University in 1995 and completed a post-master program in accountancy at Tilburg University in the Netherlands in 1999, becoming Registered Accountant (the equivalent of a CPA) in the Netherlands.

Rory Riggs serves on Cibus’ Board and is Chairman of the Board. Mr. Riggs is Cibus’ co-founder and served as its Chief Executive Officer from October 2021 until February 2025. Mr. Riggs is a co-founder, director and former chair of the investment committee of Royalty Pharma, an investment company focused on drug royalties; and founder and Chief Executive Officer of Locus Analytics, LLC, and of Syntax, LLC, data analytics and Fintech companies based on a new information technology platform for economics, business and portfolio management. Mr. Riggs has served as President and a director of Biomatrix, Inc. (acquired by Genzyme Corp.); Chief Executive Officer of RF&P Corporation, an investment company owned by the State of Virginia Retirement System; and a managing director in PaineWebber’s mergers and acquisitions department. Mr. Riggs was a co-founder and Managing Member of Scientia Venture’s predecessor, New Venture Funds, a venture fund focused on healthcare, and served on the board of FibroGen, Inc. (co-founder, publicly-traded). Mr. Riggs currently serves on the boards of Intra-Cellular Therapies, Inc. (publicly-traded); StageZero Life Sciences Ltd. (publicly-traded); and eReceivables (private). Mr. Riggs graduated from Middlebury College and holds an M.B.A. from Columbia University. The Company believes that Mr. Riggs’ significant experience in the biopharmaceutical and biotechnology industries, and his founding and leading of Cibus’ business, qualifies him to serve on the Board.

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

August Moretti, serves on Cibus’ Board. Mr. Moretti was appointed to the Cibus Board on November 18, 2024, and has extensive operating and financial executive experience in all phases of company growth and funding, from early-stage development to product approval and commercialization. Mr. Moretti is currently self-employed as a consultant. From 2019 until his retirement in September 2023, Mr. Moretti served as the Chief Financial Officer of 4D Molecular Therapeutics, Inc., a clinical-stage biotherapeutics company. Mr. Moretti previously served as Chief Financial Officer at Assertio Therapeutics (formerly Depomed, Inc.), a specialty pharmaceuticals company focused in pain and neurology, from January 2012 until August 2018. Prior to this, Mr. Moretti served as Chief Financial Officer and Senior Vice President of Alexza Pharmaceuticals, Inc., a pharmaceutical company, and as Chief Financial Officer and General Counsel of Alavita, Inc., a personalized medicine company. Earlier in his career, Mr. Moretti was a partner in an international law firm, where his practice included representation of life science companies on issues relating to public and private financings, mergers and acquisitions, corporate governance, disclosure and public reporting. Mr. Moretti received his B.A. in Economics from Princeton University in 1972. He received his J.D. from Harvard Law School in 1975. The Company believes that Mr. Moretti’s operating and financial executive experience, particularly for early-stage companies, qualifies him to serve on the Board.

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

Item 11. Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the Company’s 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the Company’s 2025 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information related to the Company’s compensation plans under which shares of its Class A Common Stock are authorized for issuance as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	1,626,183	$75.44	874,607
Equity compensation plans not approved by security holders	—	—	—
Total	1,626,183	$75.44	874,607
___________________________________________
(1) Includes the Calyxt, Inc. Equity Incentive Plan (2014 Plan) and the Cibus, Inc. 2017 Omnibus Plan (2017 Plan).
(2) Includes shares of Class A Common Stock to be issued upon exercise under equity compensation plans approved by security holders of 572,264 stock options, 779,861 restricted stock units (RSUs) subject to vesting, and 274,058 restricted stock awards (RSAs) subject to vesting.
(3) Represents the weighted average exercise price of options outstanding under equity compensation plans approved by security holders under the 2014 Plan and the 2017 Plan. Does not take into account outstanding RSUs and RSAs which, when settled, will be settled in shares of the Company’s Class A Common Stock on a one-for-one basis at no additional cost.
(4) For equity compensation plans approved by security holders, of these shares, none are available for future issuance from the 2014 Plan and 874,607 remain available for future issuance from the 2017 Plan. The total number of shares available for issuance under the 2017 Plan will be increased on the first day of each Company fiscal year during the term of the Plan beginning in 2024 in an amount equal to the least of (i) 7.5 percent of the outstanding Shares (as defined in the 2017 Plan) on the last day of the immediately preceding fiscal year or (ii) such number of shares as determined by the Board of Directors in its discretion. All of these shares are available for issuance other than upon exercise of options, warrants, or rights.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain related transactions is incorporated by reference to the Company’s 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services is incorporated by reference to the Company’s 2025 Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
(1)Consolidated Financial Statements
(2)See “Index to Consolidated Financial Statements” in Item 8, which is incorporated into this Item by reference.
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

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report Form 8-K filed on June 29, 2023)

4.2	Form of Pre-Funded Warrant issued in December 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on December 11, 2023)

4.3	Form of Common Warrant issued in February 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 23, 2022)

4.4	Form of Common Warrant issued in June 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

4.5	Form of Warrant Amendment Agreement to Common Warrants issued in June 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.6	Form of Common Warrant issued in January 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.7	Form of Pre-Funded Warrant issued in January 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

10.1†
Executive Employment Agreement, dated November 15, 2018, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.2†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Peter R. Beetham and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.3†
Executive Employment Agreement, dated November 15, 2018, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.4†
First Amendment to Executive Employment Agreement, dated September 17, 2021, by and between Gregory F. Gocal and Cibus Global, LLC (as successor to Cibus Global, Ltd.) (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.5
Warrant IP Security Agreement, dated December 31, 2014, by and among Cibus Global Ltd., Cibus International GP, Ltd., Cibus International, L.P., Cibus Netherland Partners, Ltd., Cibus Netherlands Holding Cooperatif U.A., Cibus Europe B.V., Cibus Europe Ltd., Cibus US LLC, Cibus Canada, Inc., Incima B.V., Incima IPCO B.V., and Incima US LLC as Grantors, and Rory Riggs, as the Secured Party (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.6
Warrant Transfer and Exchange Agreement, dated December 31, 2014, by and among Cibus Global Ltd.; Richard Spizzirri, DTC CFBO Richard Spizzirri IRA, Rory Riggs, Rory Riggs Family Trust, Jean Pierre Lehmann, and New Venture Holdings, Inc. as Sellers; and Rory Riggs, as the Seller Representative (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed on February 14, 2023)

10.7
Registration Rights Agreement, dated May 31, 2023, by and among Cibus, Inc. and each of the persons identified on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.8
First Amendment to Registration Rights Agreement, dated December 27, 2023, by and between Cibus, Inc. and a Cibus Global Majority-in-Interest (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2023)

10.9
Exchange Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.10
Tax Receivable Agreement, dated May 31, 2023, by and among Cibus, Inc., Rory Riggs and each of the other persons identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.11
Cibus Global, LLC Third Amended and Restated Limited Liability Company Agreement, dated May 31, 2023, by and among Cibus, Inc., Cibus Global, LLC and the Members set forth on Exhibit A attached thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.12	Form of Indemnification Agreement for Directors and Officers of Cibus, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.13
License Agreement dated July 25, 2017 between Cellectis S.A. and Cibus, Inc. (f/k/a Calyxt, Inc.) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2018)

10.14+
First Amendment to the License Agreement, dated May 31, 2023, by and between Cellectis S.A. and Cibus, Inc. (f/k/a Calyxt, Inc.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.15†	Cibus, Inc. 2017 Omnibus Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

10.16†
Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Stock Option Sub—Plan for French Employees and Directors (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on July 3, 2017 (File No. 333—218924)).

10.17†
Form of Stock Option Agreement pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2020).

10.18†*	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended

10.19†*	Form of Stock Option Agreement (Employees) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended

10.20†*	Form of Restricted Stock Unit Agreement (Directors) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended

10.21†*	Form of Stock Option Agreement (Directors) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended

10.22†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 2023)

10.23
Sales Agreement dated January 2, 2024, by and between Cibus, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2024)

10.24†	Cibus, Inc. (f/k/a Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2021)

10.25
Lease Agreement between Cibus, Inc. (f/k/a Calyxt, Inc.), as Tenant, and NLD Mount Ridge LLC, as Landlord, dated September 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

10.26
Cibus, Inc. (f/k/a Calyxt, Inc.) Form of Non-Competition, Non-Solicitation, Confidentiality and Inventions Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 15, 2021)

10.27
Indemnity Agreement, dated November 10, 2017, between Cibus, Inc. (f/k/a Calyxt, Inc.) and Cellectis S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.28#
Exclusive Patent License Agreement between Regents of the University of Minnesota and Cibus, Inc. (f/k/a Cellectis Plant Sciences, Inc.), dated December 15, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 3, 2017)

10.29†	Cibus, Inc. (f/k/a Calyxt, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2017)

10.30†
Amendment to Cibus, Inc.'s (f/k/a/ as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

10.31†
Second Amendment to Cibus, Inc.’s (f/k/a as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.32†	Cibus, Inc. (f/k/a as Calyxt, Inc.) 2023 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

19.1*	Insider Trading Policy

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3/A filed with the SEC on October 25, 2023)

23.1*	Consent of BDO USA, P.C.

24.1*	Power of Attorney (included on signature page to this Form 10-K)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy, Effective May 31, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL

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

CIBUS, INC.

By:	/s/ Peter Beetham
Name:	Peter Beetham
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the undersigned hereby constitute and appoint Peter Beetham and Cornelis (Carlo) Broos, and each of them, his or her true and lawful attorneys-in-fact and agents, with full and several power of substitution and resubstitution, for him or her and in his or her name, place, and stead in any and all capacities, to sign one or more amendments to this Annual Report on Form 10-K, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that this Annual Report and any amendments shall comply with the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Peter Beetham	Interim Chief Executive Officer and Director	March 20, 2025
Peter Beetham	(Principal Executive Officer)

/s/ Cornelis (Carlo) Broos	Interim Chief Financial Officer	March 20, 2025
Cornelis (Carlo) Broos	(Principal Financial and Accounting Officer)

/s/ Rory Riggs	Director	March 20, 2025
Rory Riggs

/s/ Mark Finn	Director	March 20, 2025
Mark Finn

/s/ Jean-Pierre Lehmann	Director	March 20, 2025
Jean-Pierre Lehmann

/s/ Gerhard Prante	Director	March 20, 2025
Gerhard Prante

/s/ Keith Walker	Director	March 20, 2025
Keith Walker

/s/ August Moretti	Director	March 20, 2025
August Moretti

CIBUS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Cibus, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cibus, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Impairment Assessment of Goodwill

As described in Notes 1 and 5 to the consolidated financial statements, goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized for the difference. The Company considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company performed a quantitative analysis and concluded that its goodwill was impaired. The Company recognized an impairment to goodwill of approximately $181.4 million and has a remaining goodwill balance of $253.5 million.

We identified the goodwill impairment assessment as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions utilized by the Company in the impairment assessment, specifically the trait fees and adoption rate assumptions utilized in the forecasted trait revenues and discount rate. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the forecasted revenue by evaluating assumptions used by management in developing the forecast, specifically the trait fees and adoption rate, by comparing financial projections to external market and industry data.

•Utilizing personnel with specialized knowledge and skill to evaluate the discount rate used to determine the fair value of the reporting unit.

Valuation of Royalty Liability

As described in Notes 1 and 2 to the consolidated financial statements, the Company assumed a royalty liability at fair value on May 31, 2023 in connection with the acquisition of Cibus Global, LLC. The Company periodically reassesses the estimated future royalty payments using internal projections and external sources. Any change in estimated future royalty payments, resulting from changes in Cibus’ business model and anticipated revenues, is recognized prospectively as an adjustment to the effective yield as an increase or decrease to interest expense. The royalty liability balance was $199.4 million as of December 31, 2024, and the Company recorded $34.2 million of interest expense during the year ended December 31, 2024.

We identified the forecasted revenue assumptions used in determining the value of the royalty liability as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions used by the Company in the calculation, specifically the trait fees and adoption rate assumptions in the forecasted revenues. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedure we performed to address this critical audit matter included:

•Assessing the forecasted revenue by evaluating assumptions used by management in developing the forecasts, specifically the trait fees and adoption rate, by comparing financial projections to external market and industry data.

Classification of Common Stock Warrants

As described in Notes 1 and 7 to the consolidated financial statements, the Company issued shares of its Class A Common Stock together with common stock warrants to purchase shares of Class A Common Stock in a registered direct offering in June 2024. The Company accounted for the common stock warrants as a liability on the consolidated balance sheet.

We identified the evaluation of the classification of common stock warrants as a critical audit matter. The principal consideration for our determination was the complexity in the application of GAAP for financial instruments in accordance with the Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). Auditing the classification of common stock warrants involved a high degree of complexity and auditor judgement due to the nature and extent of audit evidence required to address these matters, including the extent of expertise required.

The primary procedures we performed to address this critical audit matter included:

•Obtaining and reading the related agreements to identify factors relevant to the determination of whether the common stock warrants meet the criteria for liability classification under the relevant accounting standards.

•Utilizing personnel with expertise in the relevant technical accounting guidance to assist in evaluating the agreement terms in the determination of whether the common stock warrants are liability or equity classified.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.
San Diego, California
March 20, 2025

CIBUS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,433	$32,699
Accounts receivable	1,041	530
Prepaid expenses and other current assets	1,472	1,991
Total current assets	16,946	35,220
Property, plant, and equipment, net	11,439	15,775
Operating lease right-of-use assets	33,254	21,685
Intangible assets, net	33,578	35,411
Goodwill	253,466	434,898
Other non-current assets	1,386	1,422
Total assets	$350,069	$544,411
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$5,964	$6,127
Accrued expenses	2,281	1,747
Accrued compensation	3,309	3,858
Deferred revenue	932	1,210
Current portion of notes payable	436	833
Current portion of financing lease obligations	113	187
Current portion of operating lease obligations	4,287	5,927
Class A common stock warrants	2,268	1,418
Other current liabilities	288	16
Total current liabilities	19,878	21,323
Notes payable, net of current portion	226	536
Financing lease obligations, net of current portion	—	113
Operating lease obligations, net of current portion	31,224	17,025
Royalty liability - related parties	199,442	165,252
Other non-current liabilities	1,468	1,868
Total liabilities	252,238	206,117
Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest	5,674	44,824
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 28,258,258 shares issued and 27,939,023 shares outstanding as of December 31, 2024, and 21,240,379 shares issued and 20,567,656 shares outstanding as of December 31, 2023	9	8
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 1,720,929 shares issued and outstanding as of December 31, 2024, and 3,142,636 shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	825,298	775,017
Class A common stock in treasury, at cost; 45,177 shares as of December 31, 2024, and 32,663 shares as of December 31, 2023	(1,999)	(1,785)
Accumulated deficit	(731,166)	(479,778)
Accumulated other comprehensive income	15	8
Total stockholders’ equity	92,157	293,470
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$350,069	$544,411
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2024	2023
Revenue:
Revenue	$4,262	$1,817
Total revenue	4,262	1,817
Operating expenses:
Research and development	50,429	42,367
Selling, general, and administrative	30,797	28,914
Goodwill and intangible assets impairment	181,432	249,419
Total operating expenses	262,658	320,700
Loss from operations	(258,396)	(318,883)
Royalty liability interest expense - related parties	(34,190)	(18,892)
Other interest income, net	631	527
Non-operating income (expense), net	9,271	(395)
Loss before income taxes	(282,684)	(337,643)
Income tax (expense) benefit	(29)	4
Net loss	$(282,713)	$(337,639)
Net loss attributable to redeemable noncontrolling interest	(31,325)	(70,012)
Net loss attributable to Cibus, Inc.	$(251,388)	$(267,627)
Basic and diluted net loss per share of Class A common stock	$(10.83)	$(25.95)
Weighted average shares of Class A common stock outstanding – basic and diluted	23,222,256	10,314,554

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(282,713)	$(337,639)
Foreign currency translation adjustments	7	10
Comprehensive loss	(282,706)	(337,629)
Comprehensive loss attributable to redeemable noncontrolling interest	(31,325)	(70,010)
Comprehensive loss attributable to Cibus, Inc.	$(251,381)	$(267,619)

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(In Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	$—	976,908	$5	—	$—	$220,422	$(1,043)	$(212,151)	$—	$7,233
Net loss	(70,012)	—	—	—	—	—	—	(267,627)	—	(267,627)
Stock-based compensation	—	—	—	—	—	16,092	—	—	—	16,092
Issuance of common stock resulting from merger with Cibus Global, LLC	—	15,508,202	3	4,642,636	—	634,748	—	—	—	634,751
Issuance of common stock upon settlement of restricted stock awards and units	—	508,486	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	2,106,723	—	—	—	18,589	—	—	—	18,589
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(32,663)	—	—	—	—	(742)	—	—	(742)
Redeemable noncontrolling interest resulting from merger with Cibus Global, LLC	138,685	—	—	—	—	(138,685)	—	—	—	(138,685)
Change in value of redeemable noncontrolling interest	(23,851)	1,500,000	—	(1,500,000)	—	23,851	—	—	—	23,851
Foreign currency translation adjustments	2	—	—	—	—	—	—	—	8	8
Balance at December 31, 2023	44,824	20,567,656	8	3,142,636	—	775,017	(1,785)	(479,778)	8	293,470
Net loss	(31,325)	—	—	—	—	—	—	(251,388)	—	(251,388)
Stock-based compensation	—	—	—	—	—	10,750	—	—	—	10,750
Issuance of common stock upon settlement of restricted stock awards and units	—	399,454	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	974,727	—	—	—	16,921	—	—	—	16,921
Issuance of common stock in registered offering, net	—	4,587,993	—	—	—	14,786	—	—	—	14,786
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(7,825)	1,421,707	1	(1,421,707)	—	7,824	—	—	—	7,825
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7	7
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(282,713)	$(337,639)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	34,190	18,892
Goodwill and intangible assets impairment	181,432	249,419
Depreciation and amortization	6,859	4,693
Stock-based compensation	10,750	16,092
Loss on disposal of property, plant, and equipment	335	224
Change in fair value of liability classified Class A common stock warrants	(9,301)	1,127
Other	22	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(512)	1,704
Due to/from related parties	—	(95)
Prepaid expenses and other current assets	518	1,150
Accounts payable	(188)	2
Accrued expenses	608	(2,065)
Accrued compensation	(535)	891
Deferred revenue	(285)	(89)
Right-of-use assets and lease obligations, net	990	(106)
Other assets and liabilities, net	(213)	(431)
Net cash used by operating activities	(58,043)	(46,210)
Investing activities
Cash acquired from merger with Cibus Global, LLC	—	59,381
Purchases of property, plant, and equipment	(808)	(4,321)
Net cash (used in) provided by investing activities	(808)	55,060
Financing activities
Proceeds from issuances of securities	43,902	20,306
Costs incurred related to issuances of securities	(2,211)	(1,550)
Proceeds from draws on revolving line of credit from Cibus Global, LLC	—	2,500
Payment of taxes related to vested restricted stock units	(214)	(742)
Proceeds from issuance of notes payable	204	1,378
Repayments of financing lease obligations	(171)	(297)
Repayments of notes payable	(912)	(1,275)
Net cash provided by financing activities	40,598	20,320
Effect of exchange rate changes on cash and cash equivalents	(13)	3
Net (decrease) increase in cash and cash equivalents	(18,266)	29,173
Cash and cash equivalents – beginning of period	32,699	3,526
Cash and cash equivalents – end of period	$14,433	$32,699

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

Share information related to the Company’s common stock as of December 31, 2024, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	28,258,258	1,720,929	29,979,187
Outstanding	27,939,023	1,720,929	29,659,952

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $282.7 million and cash used for operating activities was $58.0 million for the year ended December 31, 2024. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of December 31, 2024, the Company had $14.4 million of cash and cash equivalents and $19.9 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion (and subject to the applicable baby shelf limitations described below), shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the year ended December 31, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility.

In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock both together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of the stockholder approvals, subject to ownership limitations. The 2025 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

The Company has an effective shelf registration on Form S-3 on file with the SEC; however, amounts available under the shelf registration statement, including pursuant to the ATM Facility, are significantly limited because the Company’s public float is less than $75,000,000. Subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rules, for so long as the Company’s public float is less than $75,000,000, it may not use the Form S-3 to sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the baby shelf rules.

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

Management will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that these financial statements are issued. In the fourth quarter of 2023, the Company instituted cost reduction initiatives designed to preserve capital resources for the advancement of its priority objectives. Such initiatives included reductions in headcount, reductions in capital expenditures, streamlining of independent contractor utilization and cost management, reduced and prioritized spending on business travel, careful management of contract approvals to ensure they align with priority objectives, and prioritization of near-term payment obligations.

In the fourth quarter of 2024, Cibus announced its restructuring initiative (Restructuring Initiative), which included a reduction in its workforce by approximately 26 full-time employees. The Company incurred a one-time cash expense of approximately $0.4 million in the fourth quarter of 2024 in connection with the reduction in workforce, primarily related to accrued vacation and severance payments along with approximately $0.2 million of one-time non-cash stock compensation expense related to the acceleration of unvested awards of Class A Restricted Stock (RSAs) approved by the Board of Directors of Cibus. The Restructuring Initiative was designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

These cost reduction initiatives alone will not be sufficient to forestall a cash deficit. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

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

Accounts Receivable

Accounts receivable are recorded at the amounts billed relating to contracted research and development (R&D) services provided. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection is doubtful. Accounts receivable are written off when management believes that all efforts to collect the amounts outstanding have been exhausted. The allowance for credit losses is estimated by management based on evaluations of its historical bad debt, current collection experience, and estimate of remaining collectability. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general, and administrative (SG&A) expense in the accompanying consolidated statements of operations. Accounts receivable is presented net of allowance for credit losses which was $0 as of December 31, 2024, and 2023.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the third quarter of 2024, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment, however, the assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the years ended December 31, 2024, and 2023.

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

Acquired in-process R&D indefinite-lived intangible assets and developed technology and trade names finite-lived intangible assets are related to the Merger Transactions. Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated period over which the Company expects to realize economic value related to the intangible assets. In-process R&D indefinite-lived intangible assets are not amortized until they are determined to be ready for their intended use. The acquired in-process R&D indefinite-lived intangible assets will be tested for impairment annually, or more frequently, if an impairment indicator is identified. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of November 1 each year. During the year ended December 31, 2023, the Company impaired all of the in-process R&D indefinite-lived intangible assets acquired in connection with the Merger Transactions with Cibus Global. As such, there was no longer a carrying value for the Company’s in-process R&D indefinite-lived intangible assets as of December 31, 2023.

During the fourth quarter of 2023, the Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors, including a decline in the Company’s stock price and its strategic realignment announced in the fourth quarter of 2023, the Company concluded it was more likely than not that the carrying values of its reporting unit and in-process R&D indefinite-lived intangible assets exceeded their fair values. The Company performed a quantitative analysis and concluded that the carrying values of its in-process R&D indefinite-lived intangible assets and its reporting unit both exceeded their fair values. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and indefinite-lived intangible assets. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill and the multi-period excess earnings method to calculate the fair value of its indefinite-lived intangible assets. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections based upon its strategic realignment announced in the fourth quarter of 2023, including a range of outcomes, along with a long-term growth rate of 3 percent and a range of discount rates between 29 percent and 32 percent. The Company determined its goodwill and in-process R&D indefinite-lived intangible assets were impaired by $150.4 million and $99.0 million, respectively, for the year ended December 31, 2023, which was recorded in the accompanying consolidated statements of operations.

During the third quarter of 2024, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company’s stock price as of September 30, 2024, to calculate the fair value of its goodwill using a long-term growth rate of 3 percent and a discount rate of 37 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $181.4 million, which was recorded during the third quarter of 2024 in the accompanying consolidated statements of operations.

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors since its last review on September 30, 2024, the Company concluded it was not more likely than not that the carrying values of its reporting unit exceeded its fair value.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. In determining the net present value of lease payments, the Company uses its incremental borrowing rate, which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis, at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Asset Retirement Obligation

The Company records an asset retirement obligation (ARO) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. The ARO represents the present value of the expected cost for the related restoration activities. The ARO assets and liabilities are recorded in property, plant, and equipment, net and other current liabilities, respectively, in the Company’s consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as R&D expense in the consolidated statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost or income when the asset retirement cost is depleted.

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized a nominal amount in contract assets as of December 31, 2024, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. There were $0.2 million in contract assets as of December 31, 2023.

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

The following table represents the deferred revenue activity for the year ended December 31, 2024:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Consideration earned	(4,262)
Consideration received	3,984
Balance as of December 31, 2024	$932

For the year ended December 31, 2024, all of the deferred revenue balance as of December 31, 2023, was recognized as revenue in the accompanying consolidated statements of operations.

The following table represents the deferred revenue activity for the year ended December 31, 2023:

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

Royalty Liability – Related Parties

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues (as defined in Note 11) collected by the Company from customers and, in turn, expected Royalty Payments (as defined in Note 11) based on these Subject Revenues to be paid to Royalty Holders (as defined in Note 11) over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement (as defined in Note 11) is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. If the amount or timing of these payments significantly deviates from the original estimates, an adjustment will be recorded prospectively as an increase or decrease to interest expense. Fluctuations in the Royalty Liability balance, resulting from changes in Cibus’ business model and anticipated Subject Revenues, may cause fluctuations in the Company’s earnings.

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

See Note 11 for further details.

Stock-Based Compensation

The valuation of stock options is an accounting estimate that requires the use of judgments and assumptions that are likely to have a material impact on the Company’s consolidated financial statements. The Company generally measures the fair value of employee and nonemployee stock-based awards on their grant date and records compensation expense on a straight-line basis over the related service period of the award, which is generally the vesting period. The Company estimates the fair value of each stock option on the grant date, or other measurement date if applicable, using a Black-Scholes option pricing model, which requires it to make predictive assumptions regarding employee exercise behavior, future stock price volatility, and dividend yield. The Company generally measures compensation expense for grants of restricted stock units and restricted stock awards using the Company’s share price on the date of grant. The Company may use a Monte Carlo simulation pricing model when estimating the fair values of performance stock units (PSUs), which requires the Company to make predictive assumptions. The Company estimates fair values and accounts for employee and nonemployee awards in a similar manner.

Prior to the fourth quarter of 2024, the Company estimated its future stock price volatility using a weighted average historical volatility which took into consideration the Company’s historical volatility and historical volatility from a group of guideline companies, over the expected term of the option. This was due to the Company’s limited history of sufficient historical stock option activity to make predictive assumptions based solely on its stock or stock option activity for the Black-Scholes option pricing model. As a result, the Company used data from other comparable public companies, an alternative calculation method allowed by GAAP.

Beginning in the fourth quarter of 2024, the Company determined it had sufficient historical stock option activity to make predictive assumptions based solely on its stock or stock option activity for the Black-Scholes option pricing model. As a result, the Company began using its own historical stock price volatility, over the expected term of the option.

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

Non-Operating Income (Expense), Net

Non-operating income (expense), net is income or expense that is not directly related to ongoing operations and is primarily comprised of gains and losses from the measurement of fair value of the Common Warrants to purchase Class A Common Stock and foreign exchange transactions.

Income Taxes

The Company is the sole managing member of Cibus Global and, as a result, consolidates the financial results of Cibus Global in the consolidated financial statements. Cibus Global is a pass-through entity for United States federal and most applicable state and local income tax purposes following the Merger Transactions. As an entity classified as a partnership for tax purposes, Cibus Global is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Cibus Global is passed through to, and included in, the taxable income or loss of its holders of Cibus Common Units, including Cibus. The Company is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from Cibus Global, based on the Company’s 88.9 percent economic interest in Cibus Global.

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

See Note 7 for a detailed discussion of the 2023 Pre-Funded Warrants issued in December 2023. The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of December 31, 2024. The 2023 Pre-Funded Warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the 2023 Pre-Funded Warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
In Thousands, Except Share and Per Share Amounts	2024	2023
Numerator:
Net loss attributable to Cibus, Inc.	$(251,388)	$(267,627)
Denominator:
Weighted average shares of Class A common stock outstanding	23,172,256	10,264,554
Effect of pre-funded warrants	50,000	50,000
Weighted average shares of Class A common stock outstanding – basic and diluted	23,222,256	10,314,554
Basic and diluted net loss per share of Class A common stock	$(10.83)	$(25.95)

The Company’s potential dilutive securities, which include warrants issued by the Company (which can be exercised to purchase the Company’s Class A Common Stock) in a follow-on offering in 2022 (the 2022 Common Warrants) and in a registered direct offering in June 2024 (the 2024 Common Warrants and, together with the 2022 Common Warrants, the Common Warrants), unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of December 31,
	2024	2023
Stock options outstanding	572,264	109,521
Unvested restricted stock units	779,861	147,222
Unvested restricted stock awards	274,058	640,060
Common warrants	1,456,523	158,483
Total	3,082,706	1,055,286

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

2024 Common Warrants

The Company issued the 2024 Common Warrants in the 2024 Follow-On Offering, defined below in Note 7. The Common Warrants included in the table above include 1,298,040 outstanding 2024 Common Warrants which, at the time of issuance, were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to ownership limitations, and are set to expire five years after their date of issuance. The 2024 Common Warrants are recorded as a liability in the Company’s consolidated balance sheets.

Common Warrants

The Common Warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Common Warrants in non-operating income (expense), net in its consolidated statements of operations.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (USD) as the reporting currency. For those foreign subsidiaries where the Company has determined that the functional currency is the entity’s local currency, the assets and liabilities of such subsidiaries are translated into USD using exchange rates in effect at the balance sheet date. The revenue and expenses of such subsidiaries are translated into USD using average exchange rates in effect during the reporting period. Any translation adjustments are presented as accumulated other comprehensive income (loss), within stockholders’ equity in the accompanying consolidated statements of redeemable noncontrolling interest and stockholders’ equity. Foreign currency transaction gains and losses are included in non-operating income (expense), net within the accompanying consolidated statements of operations and were immaterial for all periods presented.

Segment Reporting

Cibus has one reportable segment as it only reports operating results on an aggregated basis to the Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process which has the ability to materially improve the productivity of the breeding process and can be deployed to all customers in a similar manner. Cibus derives revenue and manages the business activities on a consolidated basis. For the years ended December 31, 2024, and 2023, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing R&D services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Company’s Consolidated Statements of Operations. The CODM regularly reviews reported consolidated revenues, significant expenses, and consolidated net loss, in addition to forecasted revenues, significant expenses and net income (loss) amounts for future periods. The CODM considers these measures, as well as other factors, such as an assessment of a new product’s future market potential, when determining how to allocate company-wide resources. The CODM does not review assets at a different level or category than those disclosed in the Consolidated Balance Sheets.

Significant expenses are amounts that are regularly provided to the CODM and included in consolidated net income (loss), the Company’s primary measure of its single segment’s profit or loss.

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

	Years Ended December 31,
In Thousands	2024	2023
Revenue	$4,262	$1,817
Less:
Personnel expenses	29,024	24,033
Professional fees	11,363	9,939
Stock-based Compensation	10,750	16,092
Goodwill and intangible assets impairment	181,432	249,419
Other segment expenses (1)	30,089	21,217
Total operating expenses	262,658	320,700
Loss from operations	(258,396)	(318,883)
Royalty liability interest expense - related parties	(34,190)	(18,892)
Other interest income, net	631	527
Non-operating income (expense), net	9,271	(395)
Income tax (expense) benefit	(29)	4
Total segment loss	$(282,713)	$(337,639)

_______________________________________
(1) Other segment expenses are primarily comprised of insurance, loss on asset disposal, amortization and depreciation, rent and utilities, lab supplies, product development, and selling and marketing expenses.

The following table illustrates customer concentration as a percentage of total revenue:

	Years Ended December 31,
Concentration of revenue greater than 10% of total company revenues	2024	2023
Customer A	77.3%	68.6%
Customer B	11.9%	16.0%

The following table illustrates customer concentration as a percentage of total accounts receivable:

	Years Ended December 31,
Concentration of accounts receivable greater than 10% of the total accounts receivable balance	2024	2023
Customer A	87.0%	79.5%
Customer B	13.0%	20.4%

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is not early adopting ASU 2023-09 and is still evaluating the impact on the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are also required to apply the disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024.

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

Redeemable noncontrolling interest represents the portion of Cibus Global Common Units that are not owned directly by the Company. Redeemable noncontrolling interest is classified as temporary equity because the Common Units contained certain redemption features that were not solely within the control of the Company. As of May 31, 2023, (the closing date of the Merger Transactions) the Common Unit holders of the redeemable noncontrolling interest owned approximately 22 percent of Cibus Global. As of December 31, 2024, the Common Unit holders of the redeemable noncontrolling interest owned approximately 6 percent of Cibus Global.

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
(2) Reflects the purchase price per share of the Company’s Class A Common Stock, which was the closing price of the Class A Common Stock on May 31, 2023, the closing date of the Merger Transactions.

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

The weighted average amortization period for the Company’s finite-lived intangible assets, including developed technology and trade names, was 20 years.

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

These unaudited pro forma figures for the year ended December 31, 2023, have been prepared as though the business combination had occurred on January 1, 2022. Pro forma adjustments have been made to reflect non-recurring stock compensation expense, legal and professional fees, severance costs, and amortization of acquired intangible assets, directly attributable to the business combination. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved had the acquisitions reflected herein been consummated on the dates indicated or that will be achieved in the future.

Year Ended
Unaudited and in Thousands	December 31, 2023
Pro forma revenues	$2,257
Pro forma net loss	(365,682)
Pro forma net loss attributable to controlling interest	(287,969)
Pro forma net loss attributable to redeemable noncontrolling interest	$(77,713)

Tax Receivable Agreement

In conjunction with the Merger Transactions, the Company entered into a Tax Receivable Agreement (TRA) with the Electing Members. Pursuant to the TRA, the Company generally will be required to pay to the Electing Members, in the aggregate, 85 percent of the net income tax savings that the Company actually realizes (or in certain circumstances, is deemed to realize) as a result of (i) certain favorable tax attributes the Company acquired from the blocker entities party to the Merger Agreement in connection with the Merger Transactions (including net operating losses), (ii) increases to the Company’s allocatable share of the tax basis of Cibus Global’s assets resulting from future redemptions or exchanges of Common Units for shares of Class A Common Stock or cash, (iii) tax attributes resulting from certain payments made under the TRA and (iv) deductions in respect of interest under the TRA. The payment obligations under the TRA are the Company’s obligations and not obligations of Cibus Global.

During the years ended December 31, 2024, and 2023, there were 1,421,707 and 1,500,000, respectively, Up-C Units exchanged by Electing Members for shares of Class A Common Stock. As of December 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of December 31, 2024.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2024, and 2023.
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024				December 31, 2023
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,058	$—	$—	$1,058	$7,015	$—	$—	$7,015
Total	$1,058	$—	$—	$1,058	$7,015	$—	$—	$7,015

________________________________________________
(1) Included in cash and cash equivalents on the accompanying consolidated balance sheets.

	December 31, 2024				December 31, 2023
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$2,268	$2,268	$—	$—	$1,418	$1,418
Total	$—	$—	$2,268	$2,268	$—	$—	$1,418	$1,418

The following table summarizes the Common Warrants activity for the year ended December 31, 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Issued	10,151
Change in fair value	(9,301)
Balance as of December 31, 2024	$2,268

The following table summarizes the Common Warrants activity for the year ended December 31, 2023:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2022	$291
Change in fair value	1,127
Balance as of December 31, 2023	$1,418

The Company estimates the fair value of the Common Warrants as of the date of issuance and at the end of every reporting period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the Common Warrants. Prior to the fourth quarter of 2024, the Company estimated its future stock price volatility using a weighted average historical volatility which took into consideration the Company’s historical volatility and historical volatility from a group of guideline companies, over the remaining life of the Common Warrants. Beginning in the fourth quarter of 2024, the Company began using its own historical stock price volatility, over the remaining life of the Common Warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.

The assumptions used for the initial valuation of the 2024 Common Warrants consisted of a risk-free interest rate of 4.4 percent, expected volatility of 102.7 percent, and an expected term of five years which resulted in an estimated fair value of $7.82 per 2024 Common Warrant.
The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of December 31,
	2024	2023
Estimated fair value of common warrants per share	$0.39 - $1.70	$8.95
Assumptions:
Risk-free interest rate	4.2% - 4.3%	3.9%
Expected volatility	111.0% - 118.1%	100.7%
Expected term to liquidation (in years)	2.6 - 4.5	3.6
As of December 31, 2024, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of December 31, 2024, and 2023, the Company did not hold any short-term investments.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

		As of December 31,
In Thousands, except useful life	Useful Life (Years)	2024	2023
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	4,256	3,912
Office furniture and equipment	5 - 10	15,064	15,102
Office furniture and equipment under financing leases	3 - 7	—	373
Computer equipment and software	3 - 5	4,520	3,761
Assets in progress	N/A	216	704
Total property, plant, and equipment		24,956	24,752
Less accumulated depreciation and amortization		(13,517)	(8,977)
Total		$11,439	$15,775

Depreciation and amortization expense is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Depreciation and amortization expense	$4,918	$3,568

Asset Retirement Obligation

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the ARO, the Company estimates the cost for a third party to perform the restoration work. In subsequent periods, for each ARO, the Company records operating expense to accrete the ARO liability to full value and depreciation expense against the ARO, over the term of the associated lease agreement. The Company used a credit-adjusted risk-free rate of 5.6 percent to discount the future obligation, and an inflation rate of 5.0 percent to determine the future value of the original estimate of restoration costs. The ARO is expected to be resolved in August 2025.

The following table presents the changes in the ARO:

In Thousands	Asset Retirement Obligations
Balance as of December 31, 2022	$—
Acquired from merger with Cibus Global, LLC	264
Accretion expense	9
Balance as of December 31, 2023	273
Accretion expense	15
Balance as of December 31, 2024	$288

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents future economic benefits arising from acquiring Cibus Global, LLC, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Goodwill is as follows:

In Thousands	Goodwill
Balance as of December 31, 2023
Goodwill	585,266
Accumulated impairment losses	(150,368)
434,898
Impairment	(181,432)
Balance as of December 31, 2024
Goodwill	585,266
Accumulated impairment losses	(331,800)
$253,466

During the year ended December 31, 2024, the Company determined its goodwill was impaired by $181.4 million, which was recorded in the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company determined its goodwill was impaired by $150.4 million, which was recorded in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets as of December 31, 2024, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	14,148	1,120	13,028
Trade name	22,230	1,760	20,470
Other	150	70	80
Total	$36,528	$2,950	$33,578

During the year ended December 31, 2024, the Company determined its finite-lived intangible assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized.

Intangible assets as of December 31, 2023, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	14,148	413	13,735
Trade name	22,230	648	21,582
Other	150	56	94
Total	$36,528	$1,117	$35,411

During the year ended December 31, 2023, the Company determined its finite-lived intangible assets net book values did not exceed their fair values based on expected undiscounted future cash flows and no impairment loss was recognized, however, it determined its in-process R&D indefinite-lived intangible assets were impaired by $99.0 million, which was recorded in the accompanying consolidated statements of operations. As such, there was no longer a carrying value for the Company’s in-process R&D indefinite-lived intangible assets as of December 31, 2023.

Total amortization expense is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Amortization expense	$1,833	$1,125

As of December 31, 2024, amortization expense for each of the next five years is estimated as follows:

In Thousands	Amortization Expense
2025	$1,833
2026	$1,833
2027	$1,833
2028	$1,833
2029	$1,833

6. NOTES PAYABLE

The Company has purchased various fixed assets using notes. The notes on financed equipment are subject to annual interest rates between 7.3 percent and 15.1 percent and have a weighted average remaining term of 2.0 years. Notes used to finance equipment mature between March 2025 and March 2028.

The Company has also financed certain annual insurance premiums using a note. The insurance note is subject to an annual interest rate of 8.4 percent, has a weighted average remaining term of 0.6 years, and matures in August 2025.

As of December 31, 2024, future minimum payments under notes payable were as follows:

In Thousands	Financed Equipment	Insurance	Total Notes Payable
2025	351	130	481
2026	151	—	151
2027	89	—	89
2028	11	—	11
	602	130	732
Less: interest	(66)	(4)	(70)
Total	$536	$126	$662
Current portion	310	126	436
Noncurrent portion	$226	$—	$226

7. STOCKHOLDERS’ EQUITY

2022 Common Warrants

The Company issued the 2022 Common Warrants in a follow-on offering in 2022. The 2022 Common Warrants expire on August 23, 2027, and are each exercisable for one share of the Company’s Class A Common Stock for $69.04 per share. The 2022 Common Warrants are recorded as a liability in the Company’s consolidated balance sheets. Per the terms of the 2022 Common Warrants, holders of outstanding 2022 Common Warrants are not entitled to exercise any portion of such warrant if, upon exercise, the holder’s ownership of the Company’s Class A Common Stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99 percent after giving effect to the exercise.

December 2023 Equity Follow-On Offering

On December 14, 2023, the Company issued 2,106,723 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers, pre-funded warrants (2023 Pre-Funded Warrants) to purchase up to 50,000 shares of Class A Common Stock (Warrant Shares) in an underwritten registered direct offering (2023 Follow-On Offering). The offering price for each share of Class A Common Stock in the 2023 Follow-On Offering was $9.00 per share, except for shares of Class A Common Stock purchased by a former executive officer of the Company, which were offered at a price of $10.58 per share, which was the closing bid price for shares of the Company’s Class A Common Stock on December 11, 2023, and $10.57 per 2023 Pre-Funded Warrant, which was the closing bid price for shares of Class A Common Stock on December 11, 2023, minus the $0.01 exercise price per 2023 Pre-Funded Warrant. The 2023 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.01 per share, subject to an ownership limitation. The Company received net proceeds of approximately $18.6 million, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

The 2023 Pre-Funded Warrants remain outstanding and exercisable, subject to an ownership limitation, as of December 31, 2024. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

June 2024 Registered Direct Offering

In June 2024, the Company issued 1,298,040 shares of its Class A Common Stock together with an accompanying 2024 Common Warrant to purchase up to 1,298,040 shares of Class A Common Stock in a registered direct offering (2024 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2024 Common Warrant was $10.00 per share, except that each share of Class A Common Stock and the accompanying 2024 Common Warrant issued to one of the Company’s then executive officers was issued at a combined offering price of $10.20 per share. At the time of issuance, the 2024 Common Warrants were immediately exercisable upon issuance at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to ownership limitations, and are set to expire five years after their date of issuance. The Company received net proceeds of approximately $12.0 million from the 2024 Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses payable by the Company. The net proceeds were allocated between the 2024 Common Warrants and the Class A Common Stock based on their relative fair values. The fair value of the 2024 Common Warrants was $10.2 million with associated costs of $0.8 million included in SG&A expense in the consolidated statements of operations. The net proceeds of Class A Common Stock were $2.6 million.

The 2024 Common Warrants are recorded as a liability in the Company’s consolidated balance sheets. The 2024 Common Warrants may be redeemed at the Company’s option at any time following the occurrence of (i) the Company’s public announcement of an operational Soybean platform and (ii) the first date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $20.00 per share for fifteen consecutive trading days, at a redemption price of $0.0001 per 2024 Common Warrant.

Warrant transactions for the year ended December 31, 2024, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	50,000	$0.01	158,483	$69.04
Issued	—	—	1,298,040	10.01
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2024	50,000	$0.01	1,456,523	$16.43
Exercisable as of December 31, 2024	50,000	$0.01	1,456,523	$16.43

September 2024 SEC-Registered Underwritten Offering

In September 2024, the Company issued 3,289,953 shares of its Class A Common Stock in an SEC-registered underwritten offering, including shares issued to one of the Company’s then executive officers. The offering price for each share of Class A Common Stock was $4.00 per share. The Company received net proceeds of approximately $12.1 million after deducting approximately $1.0 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

ATM Facility

During the year ended December 31, 2024, the Company issued 974,727 shares of Class A Common Stock and received net proceeds of approximately $16.9 million from the ATM Facility after deducting approximately $0.8 million for the commissions and other offering expenses payable by the Company.

Class A Common Stock

Shares of Class A Common Stock have full voting and economic rights. Unvested shares of Class A Restricted Common Stock, which were issued as equity compensation to certain of the Company’s employees and executive officers, carry all voting, dividend, distribution, and other rights as apply to shares of Class A Common Stock generally, except that (i) shares of Class A Restricted Common Stock are subject to transfer restrictions and (ii) dividends and distributions are held by the Company until vesting of the underlying shares of Class A Restricted Common Stock and remain subject to the same forfeiture provisions as such shares.

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

Cibus Global Common Units

In connection with the Merger Transactions, the Company, Cibus Global, and the Electing Members entered into an Exchange Agreement (the Exchange Agreement). The Exchange Agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The Electing Members’ ownership of Common Units represents the redeemable noncontrolling interest. During the years ended December 31, 2024, and 2023, there were 1,421,707 and 1,500,000, respectively, Up-C Units exchanged by Electing Members for Class A Common Stock. As of December 31, 2024, there were 29,659,952 Cibus Common Units outstanding. Of the 29,659,952 Cibus Common Units outstanding, 27,939,023 are held by Cibus Inc. and 1,720,929 are held by the Electing Members.

Preferred Stock

Pursuant to the Amended Certificate of Incorporation, following the consummation of the Merger Transactions, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024, the Company has not issued any preferred stock.
8. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis, the Company’s largest shareholder and former parent company prior to the completion of the Merger Transactions.
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

As of December 31, 2024, 874,607 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.
Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2024	2023
Weighted average fair value of stock options granted	$5.31	$—
Assumptions:
Risk-free interest rate	4.2% - 4.5%	—%
Expected volatility	99.8% - 109.3%	—%
Expected term (in years)	5.0 - 6.0	—

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to six years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2023	108,781	$365.07	109,521	$367.35
Granted	—	—	463,129	6.50
Vested	18,854	36.56	—	—
Exercised	—	—	—	—
Expired	(368)	185.50	(368)	185.50
Forfeited	—	—	(18)	227.00
Balance as of December 31, 2024	127,267	$316.92	572,264	$75.44
Stock-based compensation expense related to stock option awards is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Stock-based compensation expense	$521	$1,847

As of December 31, 2024, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 8.4 years. As of December 31, 2024, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 3.5 years.
As of December 31, 2024, unrecognized compensation expense related to non-vested stock options was $2.0 million which has a weighted average remaining recognition period of 2.7 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with the Merger Transactions, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Modification of RSAs

The award agreements for RSAs issued at the closing of the Merger Transactions stated that any unvested awards were to be forfeited upon termination, however, on October 16, 2024, the Board of Directors of Cibus approved, as part of a reduction if force, the modification of the award terms of outstanding RSAs related to nine grantees and 55,628 shares upon the terminated employee agreeing to a separation agreement. Incremental stock compensation expense of $0.3 million was determined for all modified awards, which was recognized during the year ended December 31, 2024.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	640,060	$31.50
Granted	—	—
Vested	(362,978)	31.50
Forfeited	(3,024)	31.50
Unvested balance as of December 31, 2024	274,058	$31.50
The total fair value of RSAs that vested is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Fair value of shares vested	$3,738	$5,361
There were no RSAs granted during the year ended December 31, 2024. The weighted average grant date fair value of RSAs granted during the year ended December 31, 2023, was $31.50.

Stock-based compensation expense related to RSAs is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Stock-based compensation expense	$9,495	$11,497
As of December 31, 2024, unrecognized compensation expense related to RSAs was $8.6 million which has a weighted average remaining recognition period of 1.7 years.
Restricted Stock Units
The Company grants RSUs which generally vest over three to five years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2023	147,222	$18.21
Granted	729,339	6.90
Vested	(36,476)	18.46
Forfeited	(60,224)	18.15
Unvested balance as of December 31, 2024	779,861	$7.62
The total fair value of RSUs that vested is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Fair value of shares vested	$629	$2,126
The weighted average grant date fair value of RSUs granted during the year ended December 31, 2024, was $6.90. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2023, was $19.02.

Stock-based compensation expense related to RSUs is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Stock-based compensation expense	$734	$3,018
As of December 31, 2024, unrecognized compensation expense related to RSUs was $5.3 million which has a weighted average remaining recognition period of 3.5 years.
Performance Stock Units

From time-to-time, the Company issues PSUs to certain individuals in management in order to align their objectives with stockholders of the Company. Depending upon the type of PSU award, the Company uses a Monte Carlo simulation pricing model when estimating the fair value of these awards.

The total fair value of PSUs that vested is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Fair value of shares vested	$—	$1,005

There were no PSUs granted during the year ended December 31, 2024. The weighted average grant date fair value of PSUs granted during the year ended December 31, 2023, was $25.65.

Stock-based compensation expense related to PSUs is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Stock-based compensation benefit	$—	$(270)
As of December 31, 2024, there is no unrecognized compensation expense related to PSUs as there are no outstanding PSUs.

9. INCOME TAXES

The Company is the sole managing member of Cibus Global and, as a result, consolidates the financial results of Cibus Global in the consolidated financial statements. Cibus Global is a pass-through entity for United States federal and most applicable state and local income tax purposes. Any taxable income or loss generated by Cibus Global is passed through to, and included in, the taxable income or loss of its holders of Cibus Common Units, including Cibus. The Company is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from Cibus Global, based on the Company’s 88.9 percent economic interest in Cibus Global.

The components of loss before income taxes are as follows:

	Years Ended December 31,
In Thousands	2024	2023
United States loss before income taxes	$(280,080)	$(225,222)
Foreign loss before income taxes	(2,604)	(112,421)
Loss before income taxes	$(282,684)	$(337,643)

The following table reconciles the United States statutory income tax rate to the Company’s effective income tax rate:

	Years Ended December 31,
	2024	2023
United States statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	0.1%	2.7%
Loss attributable to redeemable noncontrolling interest	(2.3)%	(4.4)%
Stock-based compensation	(0.6)%	(0.1)%
Goodwill and intangible assets impairment	(12.0)%	(7.3)%
R&D credit	0.6%	0.8%
Unrecognized tax benefits	0.3%	(0.6)%
Warrants	0.6%	(0.1)%
§351 exchange	—%	8.1%
Investment in Cibus Global LLC	(10.4)%	—%
Change in state rate	(1.9)%	3.1%
Section 382 limitation	(3.0)%	—%
Other	(0.4)%	(0.5)%
Change in valuation allowance	8.0%	(22.7)%
Effective income tax rate	—%	—%

The difference between the United States statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2024, and 2023 is primarily attributable to the effect of losses sustained which required a valuation allowance. For the year ended December 31, 2024, the valuation allowance decreased by $22.6 million. For the year ended December 31, 2023, the valuation allowance increased by $76.5 million.

Income tax provision for the years ended December 31, 2024, and 2023 consist of the following:

	Years Ended December 31,
In Thousands	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	(29)	4
Total current	(29)	4
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax (expense) benefit	$(29)	$4

Deferred tax assets and liabilities consist of the following:

	December 31,
In Thousands	2024		2023
Net operating losses	$70,097		$60,257
Investment in Cibus Global, LLC	29,036		53,573
Stock-based compensation	—		3,367
Tax credit carry forwards	2,720		5,335
Capitalized R&D	1,979		1,698
Compensation	—		17
Fixed assets	—		2,062
Other	—		—
Gross deferred tax assets	103,832		126,309
Less valuation allowance	(103,742)		(126,309)
Net deferred tax assets	90		—
Other	(90)		—
Gross deferred tax liabilities	(90)	—	—
Net deferred tax asset or liability	$—		$—

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a full valuation allowance for deferred tax assets described above due to the uncertainty that enough taxable income will be generated in the taxing jurisdiction to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying consolidated financial statements. Immaterial adjustments were made to the net deferred tax asset during the measurement period. There was no net impact to the financial statements due to the full valuation allowance.

As of December 31, 2024, the Company has $427.3 million of net operating loss carryforwards (NOLs). Of this amount, $130.9 million are state NOLs and $296.3 million are federal NOLs. The federal NOLs period is as follows: $250.3 million do not expire, but is subject to the 80 percent taxable income limitation and $46.0 million expire between 2026 and 2037. The state NOLs will expire between 2027 and 2044, with some amounts having indefinite carryover. The Company also has federal and state R&D credit carryovers of $2.1 million and $1.9 million, respectively, which will expire between 2028 and 2044.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (IRC), annual use of the Company’s NOLs and R&D credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period.

Since the Company’s formation, the Company has raised capital through the issuance of capital stock, which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOLs and R&D credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or R&D credit carryforwards before utilization. The Company has completed an analysis through December 31, 2023, and it was determined that the Company experienced an IRC 382 cumulative shift as of 5/31/2023, as a result of the Merger Transactions. The Company has reduced tax attributes by $8.5 million which represents the amount estimated to expire unused based on the IRC 382 limitation.

The Company completed an additional analysis through December 31, 2024, to determine if any additional cumulative shifts have occurred and concluded no Section 382 ownership change was identified in 2024. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created as a result of the additional analysis for 2024, will not impact the Company’s effective tax rate in the future.

The gross unrecognized tax benefits activity is as follows:

In Thousands	Gross Unrecognized Tax Benefits
Balance as of December 31, 2022	$—
Increases related to current year positions	697
Increases related to prior year positions	1,209
Increases/decreases related to settlements	—
Lapse in statue of limitations	—
Balance as of December 31, 2023	1,906
Increases related to current year positions	343
Decreases related to prior year positions	(423)
Decreases related to IRC §382	(946)
Increases/decreases related to settlements	—
Lapse in statue of limitations	—
Balance as of December 31, 2024	$880

The Company is subject to federal income taxes in the United States as well as various state and local jurisdictions, the United Kingdom, Netherlands, and Canada. The Company has reviewed its tax positions and concluded that no liability for uncertain tax positions is required as of December 31, 2024. The Company will classify any future interest and penalties as a component of income tax expense if incurred.

The Company does not expect the amount of uncertain tax positions to change significantly in the next 12 months. The Company’s major taxing jurisdictions are in the United States, at both the federal and state levels, the United Kingdom, Netherlands, and Canada. The number of years open for examination varies depending on the tax jurisdiction but are generally from three to five years.

During the years ended December 31, 2024, and 2023, there were 1,421,707 and 1,500,000, respectively, Up-C Units exchanged by Electing Members for Class A Common Stock. As described in Note 2, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of December 31, 2024.
10. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease ROU assets are included in other non-current assets in the consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of December 31,
	2024		2023
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	13.3	$12,589	14.3	$13,117
San Diego, California laboratory lease	0.7	1,402	1.7	3,377
San Diego, California headquarters lease	8.3	17,723	1.4	3,178
San Diego, California greenhouse lease	3.7	1,204	4.7	1,475
Other leases	< 1.0 - 2.1	336	< 1.0 - 3.0	538
Total		$33,254		$21,685

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease.

The Company’s headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, and it has a trait development facility for editing plants with terms that expire in March 2033 and August 2025, respectively. In June 2024, the headquarters facility lease term was extended until March 2033. The headquarters facility lease includes one option to extend the lease that the Company is not reasonably certain to exercise at the lease commencement; therefore, the extension term is not recognized in the calculation of the lease liability. The additional operating lease right-of-use asset and associated operating lease liability was $16.4 million. The Company had one option to extend the trait development facility lease for one year, but will terminate the lease in August 2025. As the Company was not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

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

The components of lease expense were as follows:

	Years Ended December 31,
In Thousands	2024	2023
Finance lease costs	$175	$117
Operating lease costs	7,037	4,511
Total	$7,212	$4,628
Operating lease costs for short-term leases was not material for the years ended December 31, 2024, or 2023.
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
In Thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$3,936	$3,178
Financing cash flows (finance leases)	$171	$297

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024		2023
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	10.0	0.8	10.6	1.3
Weighted average discount rate	7.5%	10.6%	7.5%	9.8%
As of December 31, 2024, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
2025	5,432	120	5,552
2026	5,046	—	5,046
2027	5,045	—	5,045
2028	5,081	—	5,081
2029	4,905	—	4,905
Thereafter	25,316	—	25,316
	50,825	120	50,945
Less: interest	(15,314)	(7)	(15,321)
Total	$35,511	$113	$35,624
Current portion	4,287	113	4,400
Noncurrent portion	$31,224	$—	$31,224
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2024, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company’s liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2024, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

Litigation and Claims
The Company is not a party to any material pending legal proceedings as of December 31, 2024. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated but unpaid payments under the Warrant Exchange Agreement. As of December 31, 2024, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

As of December 31, 2024, the Royalty Liability reflected an effective yield of 16.6 percent. As of December 31, 2023, the Royalty Liability reflected an effective yield of 21.7 percent.

The Royalty Liability activity is as follows:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2022	$—

Acquired from merger Cibus Global, LLC	146,360
Interest expense recognized	18,892
Balance as of December 31, 2023	$165,252

Interest expense recognized	34,190
Balance as of December 31, 2024	$199,442

12. SUPPLEMENTAL INFORMATION
Certain balance sheet amounts are as follows:

In Thousands	As of December 31, 2024	As of December 31, 2023
Accrued Expenses:
Accrued consulting and professional fees	$1,312	$631
Accrued field trials	358	505
Other	611	611
Total	$2,281	$1,747

Certain consolidated statement of operations amounts were as follows:

	Years Ended December 31,
In Thousands	2024	2023
Stock-based compensation expense:
Research and development	$3,392	$7,554
Selling, general, and administrative	7,358	8,538
Total	$10,750	$16,092
Supplemental consolidated statement of cash flows information is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Interest paid	$115	$123
Non-cash transactions not reported in the consolidated statements of cash flows is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Property, plant, and equipment acquired through assuming liabilities	$210	$105
Unpaid stock offering costs included in stockholders’ equity	$—	$167
Shares issued for consideration in the merger with Cibus Global	$—	$634,751
Forgiveness of interim funding resulting from merger with Cibus Global	$—	$2,500
Establishment of financing lease right-of-use assets and associated financing lease liabilities	$—	$324
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$16,491	$1,634

13. COLLABORATION AGREEMENT

Prior to the Merger Transactions, Cibus Global and Procter & Gamble (P&G), a leading multi-national consumer product company, entered into a collaboration agreement (P&G agreement) under which P&G will fund a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of December 31, 2024, the Company had $0.9 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

The P&G agreement provides for: (i) research activities to develop low carbon ingredients or materials (R&D Activities), (ii) participation in the Partnership Project Committee (PPC), and (iii) a limited license for certain intellectual property rights (Evaluation License).

The R&D Activities are subject to compulsory governance by a PPC to assess R&D Activities and results.

The P&G agreement provides P&G an Evaluation License for a limited term to internally evaluate materials developed from the R&D Activities.

The Company assessed the above promises and concluded that PPC participation and the Evaluation License are not capable of being distinct from the R&D Activities given that such R&D activities performed by Cibus involve significant proprietary knowledge of the Cibus technology. Therefore, the Company has concluded that the PPC participation, the Evaluation License, and the R&D Activities represent a single combined performance obligation.

The Company reassesses the achievement of success criteria at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjusts its estimate to completion of the project. The P&G agreement provides for unilateral termination by mutual agreement, each of which is subject to certain time requirements. Such termination provisions without penalties are treated as renewal provisions. Changes in transaction price associated with early termination are not deemed to constitute variable constraints. Therefore, in accordance with ASC 606-10, the Company utilizes the most likely amount method of estimating variable consideration.

In consideration of the services rendered pursuant to the P&G agreement, P&G shall pay Cibus per a payment schedule. The Company received a non-refundable upfront payment upon the execution of the P&G agreement, which the Company included in the transaction price. Management also considered the timing of the upfront and other payments and concluded not to adjust the transaction price for the effects of a significant financing component as the payment schedule is structured so that period between payment and performance is expected to be less than one year.
As noted above, the Company has identified a single performance obligation associated with the P&G agreement. Therefore, the Company will allocate the entire amount of the transaction price to the identified single performance obligation.

The Company has concluded that an input method is a representative depiction of the transfer of services under the P&G agreement. The Company recognizes revenue related to the P&G agreement over time as the R&D activities are rendered.

Revenue recognized in the consolidated statements of operations related to the collaboration agreement is as follows:

	Years Ended December 31,
In Thousands	2024	2023
Collaboration agreement revenue recognized	$3,295	$1,247

As of December 31, 2024, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $4.5 million.
14. RELATED-PARTY TRANSACTIONS
Cellectis, the Company’s largest shareholder prior to the completion of the Merger Transactions, has guaranteed the lease agreement for the Company’s Roseville, Minnesota facility. Cellectis’ guarantee of the Company’s obligations under the lease will terminate at the end of the second consecutive calendar year in which the Company’s tangible net worth exceeds $300 million. The Company agreed to indemnify Cellectis for any obligations incurred by Cellectis under its guaranty of the obligations under the lease, effective upon Cellectis’ ownership falling to 50 percent or less of the Company’s outstanding common stock. This indemnification obligation was triggered in October 2022.

Prior to the Merger Transactions, amounts payable to Cellectis were reported in the Company’s consolidated balance sheets as Due to related parties. Beginning with the three months ended June 30, 2023, any amounts payable to Cellectis are included in accrued expenses in the Company’s consolidated balance sheets.

15. SUBSEQUENT EVENTS

January 2025 Registered Direct Offering

In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, the 2025 Pre-Funded Warrants to purchase 4,700,000 shares of Class A Common Stock both together with an accompanying 2025 Common Warrant to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of the stockholder approvals, subject to ownership limitations. The 2025 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

Additionally, in January 2025, 300,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 300,000 shares of its Class A Common Stock.

2024 Common Warrants Amendment

Certain investors in the January 2025 Follow-On Offering are holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers). Concurrent with the January 2025 Follow-On Offering, the Company agreed to contractual amendments with those certain investors (Warrant Amendment

Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to one of the Company’s then executive officers, is conditioned on, and will not be effective until, the trading day after the Company obtains the requisite approval from its stockholders with respect to those 2024 Common Warrants held by one of the Company’s then executive officers.

Resignation of Executive Officer

On February 24, 2025, Rory Riggs resigned as the Chief Executive Officer of the Company. Mr. Riggs will continue to serve as a director and Chairman of the Board of Directors. Pursuant to the Company’s succession planning strategy, Peter Beetham, the Company’s President and Chief Operating Officer, was appointed as Interim Chief Executive Officer while the Company’s Board of Directors initiates a search for the Company’s next Chief Executive Officer.