Form 10-Q
period 2025-03-31
Cibus, Inc.
filed 2025-05-08
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025;
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

As of May 7, 2025, there were an aggregate of 34,384,554 shares of the registrant’s common stock outstanding, comprising 32,672,181 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 177,845 restricted shares of Class A Common Stock, which remain subject to vesting), and 1,712,373 shares of the registrant’s Class B Common Stock, $0.0001 par value per share.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this report, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. and its consolidated subsidiaries. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC.

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Quarterly Report on Form 10-Q include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “Trait MachineTM,” and “Future of BreedingTM.” This report may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

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

challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts, particularly with respect to its non-Rice and non-disease projects in light of the Company’s realigned strategic priorities; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates, and economic volatility and uncertainty arising from dynamic trade policies, including tariffs and retaliatory tariffs, and market reactions to such policies; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 20, 2025, or as they may be updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,587	$14,433
Accounts receivable	950	1,041
Prepaid expenses and other current assets	1,347	1,472
Total current assets	25,884	16,946
Property, plant, and equipment, net	10,395	11,439
Operating lease right-of-use assets	32,070	33,254
Intangible assets, net	33,043	33,578
Goodwill	232,516	253,466
Other non-current assets	1,137	1,386
Total assets	$335,045	$350,069
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,778	$5,964
Accrued expenses	5,414	2,281
Accrued compensation	2,569	3,309
Deferred revenue	863	932
Current portion of notes payable	334	436
Current portion of financing lease obligations	116	113
Current portion of operating lease obligations	4,431	4,287
Class A common stock warrants	217	2,268
Other current liabilities	292	288
Total current liabilities	21,014	19,878
Notes payable, net of current portion	180	226
Operating lease obligations, net of current portion	30,584	31,224
Royalty liability - related parties	207,819	199,442
Other non-current liabilities	1,491	1,468
Total liabilities	261,088	252,238
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	—	5,674
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 32,900,566 shares issued and 32,657,738 shares outstanding as of March 31, 2025, and 28,258,258 shares issued and 27,939,023 shares outstanding as of December 31, 2024	9	9
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 1,712,373 shares issued and outstanding as of March 31, 2025, and 1,720,929 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	850,302	825,298
Class A common stock in treasury, at cost; 50,540 shares as of March 31, 2025, and 45,177 shares as of December 31, 2024	(2,012)	(1,999)
Accumulated deficit	(778,052)	(731,166)
Accumulated other comprehensive income	27	15
Total Cibus, Inc. stockholders' equity	70,274	92,157
Noncontrolling Interest	3,683	—
Total stockholders’ equity	73,957	92,157
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$335,045	$350,069

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenue	$1,034	$545
Total revenue	1,034	545
Operating expenses:
Research and development	11,799	12,013
Selling, general, and administrative	9,856	6,985
Goodwill impairment	20,950	—
Total operating expenses	42,605	18,998
Loss from operations	(41,571)	(18,453)
Royalty liability interest expense - related parties	(8,377)	(8,329)
Other interest income, net	119	193
Non-operating income (expense), net	439	(369)
Loss before income taxes	(49,390)	(26,958)
Income tax expense	(2)	(14)
Net loss	$(49,392)	$(26,972)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2,506)	(3,537)
Net loss attributable to Cibus, Inc.	$(46,886)	$(23,435)
Basic and diluted net loss per share of Class A common stock	$(1.34)	$(1.12)
Weighted average shares of Class A common stock outstanding – basic and diluted	35,052,692	20,862,938

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(49,392)	$(26,972)
Foreign currency translation adjustments	13	(28)
Comprehensive loss	(49,379)	(27,000)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2,505)	(3,540)
Comprehensive loss attributable to Cibus, Inc.	$(46,874)	$(23,460)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Three Months Ended March 31, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(46,886)	—	(46,886)	(2,506)	(49,392)
Stock-based compensation	—	—	—	—	—	2,499	—	—	—	2,499	—	2,499
Issuance of common stock upon settlement of restricted stock awards and units	—	75,522	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	4,340,000	—	—	—	21,430	—	—	—	21,430	—	21,430
Issuance of common stock upon exercise of pre-funded warrants	—	300,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders' equity	—	—	—	—	—	1,589	—	—	—	1,589	—	1,589
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(5,363)	—	—	—	—	(13)	—	—	(13)	—	(13)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	—	8,556	—	(8,556)	—	(514)	—	—	—	(514)	514	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	12	12	1	13
Balance at March 31, 2025	$—	32,657,738	$9	1,712,373	$—	$850,302	$(2,012)	$(778,052)	$27	$70,274	$3,683	$73,957

		Class A Common Stock		Class B Common Stock
Three Months Ended March 31, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(3,537)	—	—	—	—	—	—	(23,435)	—	(23,435)
Stock-based compensation	—	—	—	—	—	2,528	—	—	—	2,528
Issuance of common stock upon settlement of restricted stock awards and units	—	97,273	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	356,477	—	—	—	6,132	—	—	—	6,132
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(6,436)	—	—	—	—	(127)	—	—	(127)
Change in value of redeemable noncontrolling interest	326	—	—	—	—	(326)	—	—	—	(326)
Foreign currency translation adjustments	(3)	—	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2024	$41,610	21,014,970	$8	3,142,636	$—	$783,351	$(1,912)	$(503,213)	$(17)	$278,217

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(49,392)	$(26,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Royalty liability interest expense - related parties	8,377	8,329
Goodwill impairment	20,950	—
Depreciation and amortization	1,634	1,794
Stock-based compensation	2,499	2,528
Loss on disposal of assets	80	—
Change in fair value of liability classified Class A common stock warrants	(462)	390
Other	21	(22)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	91	(120)
Prepaid expenses and other current assets	309	431
Accounts payable	995	646
Accrued expenses	3,135	47
Accrued compensation	(745)	(554)
Deferred revenue	(71)	248
Right-of-use assets and lease obligations, net	688	(88)
Other assets and liabilities, net	64	(137)
Net cash used by operating activities	(11,827)	(13,480)
Investing activities
Purchases of property, plant, and equipment	(291)	(228)
Net cash used in investing activities	(291)	(228)
Financing activities
Proceeds from issuances of securities	22,599	6,534
Costs incurred related to issuances of securities	(1,169)	(454)
Payment of taxes related to vested restricted stock units	(13)	(127)
Repayments of financing lease obligations	—	(33)
Repayments of notes payable	(148)	(401)
Net cash provided by financing activities	21,269	5,519
Effect of exchange rate changes on cash and cash equivalents	3	(3)
Net increase (decrease) in cash and cash equivalents	9,154	(8,192)
Cash and cash equivalents – beginning of period	14,433	32,699
Cash and cash equivalents – end of period	$23,587	$24,507

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Cibus, Inc. (Cibus or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements and has included the accounts of Cibus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Company’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025 (Annual Report). The accompanying condensed consolidated balance sheet as of December 31, 2024, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report.

Nature of Business and Organization

Cibus, Inc. carries on its business through Cibus Global and its subsidiaries. Cibus is the sole managing member of Cibus Global and as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global. As a result, the Company consolidates the financial results of Cibus Global and its subsidiaries and reports noncontrolling interest representing the economic interest in Cibus Global held by the other members of Cibus Global.

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

The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of common membership units of Cibus Global (Common Units). The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. For holders of Class B Common Stock, each share of Class B Common Stock is paired with a Common Unit (collectively, an Up-C Unit). During the first quarter of 2025, certain holders of Class B Common Stock exchanged their Up-C Units for Class A Common Stock. As a result, the redemption of the noncontrolling interest is now considered to be within the control of the Company for accounting purposes, and the noncontrolling interest was reclassified from mezzanine equity to permanent equity in the first quarter of 2025. As of March 31, 2025, the Common Unit holders of the noncontrolling interest owned approximately 5 percent of the outstanding Common Units of Cibus Global with the remaining approximately 95 percent of Common Units of Cibus Global held by Cibus.

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue up to 310,000,000 shares, consisting of (i) up to 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) up to 210,000,000 shares of Class A Common Stock and (B) up to 90,000,000 shares of Class B Common Stock and (ii) up to 10,000,000 shares of preferred stock, par value $0.0001 per share.

Share information related to the Company’s common stock as of March 31, 2025, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	32,900,566	1,712,373	34,612,939
Outstanding	32,657,738	1,712,373	34,370,111

Class A Restricted Stock

Restricted shares of Class A Common Stock (Class A Restricted Stock) are considered to be legally issued and outstanding as of the date of grant, notwithstanding that these shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met. For financial statement presentation purposes, Class A Restricted Stock is treated as issued, but will only be treated as outstanding after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock are excluded from the calculation of net loss per share of Class A Common Stock.

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $49.4 million and cash used for operating activities was $11.8 million for the three months ended March 31, 2025. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of March 31, 2025, the Company had $23.6 million of cash and cash equivalents and $21.0 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion (and subject to the applicable baby shelf limitations described below), shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the three months ended March 31, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

In January 2025, the Company issued (i) 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of the stockholder approvals, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations included in the terms of such securities. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

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

In the fourth quarter of 2024, Cibus announced a restructuring initiative (Restructuring Initiative), which included a reduction in its workforce. The Restructuring Initiative instituted cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August

2025.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the first quarter of 2025, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment. However, the assets’ net book values did not exceed their expected undiscounted future cash flows. As a result, the asset group was recoverable. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the three months ended March 31, 2025, and 2024.

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

During the first quarter of 2025, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company’s stock price as of March 31, 2025, to calculate the fair value of its goodwill using a long-term growth rate of 3 percent and a discount rate of 47 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $21.0 million for the three months ended March 31, 2025, which was recorded in the accompanying condensed consolidated statements of operations.

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized a nominal amount in contract assets as of March 31, 2025, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There was a nominal amount in contract assets as of December 31, 2024.

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

The following table represents the deferred revenue activity for the three months ended March 31, 2025:

In Thousands	Deferred Revenue
Balance as of December 31, 2024	$932
Consideration earned	(1,034)
Consideration received	965
Balance as of March 31, 2025	$863

For the three months ended March 31, 2025, $0.9 million of the deferred revenue balance as of December 31, 2024, was recognized as revenue in the accompanying condensed consolidated statements of operations.

The following table represents the deferred revenue activity for the three months ended March 31, 2024:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Consideration earned	(545)
Consideration received	795
Balance as of March 31, 2024	$1,460

For the three months ended March 31, 2024, $0.2 million of the deferred revenue balance as of December 31, 2023, was recognized as revenue in the accompanying condensed consolidated statements of operations.

Royalty Liability – Related Parties

On December 31, 2014, Cibus Global entered into a Warrant Transfer and Exchange Agreement (Warrant Exchange Agreement) and a related Intellectual Property Security Agreement, pursuant to which certain investors, including certain directors of the Company and entities affiliated with directors of the Company (collectively, Royalty Holders), exchanged warrants issued by Cibus Global in previous financing transactions, for the right to receive future royalty payments (Royalty Payments). The Warrant Exchange Agreement and IP Security Agreement remain in place following the Company’s acquisition of Cibus Global.

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues (as defined in the Warrant Exchange Agreement) collected by the Company from customers and, in turn, expected Royalty Payments based on these Subject Revenues to be paid to Royalty Holders over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. If the amount or timing of these payments significantly deviates from the original estimates, an adjustment will be recorded prospectively as an increase or decrease to interest expense. Fluctuations in the Royalty Liability balance, resulting from changes in Cibus’ business model and anticipated Subject Revenues, may cause fluctuations in the Company’s earnings.

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

See Note 9 for further details.

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

See Note 5 for a detailed discussion of pre-funded warrants issued in January 2025. The outstanding pre-funded warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s condensed consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the pre-funded warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
In Thousands, Except Share and Per Share Amounts	2025	2024
Numerator:
Net loss attributable to Cibus, Inc.	$(46,886)	$(23,435)
Denominator:
Weighted average shares of Class A common stock outstanding	30,602,692	20,812,938
Effect of pre-funded warrants	4,450,000	50,000
Weighted average shares of Class A common stock outstanding – basic and diluted	35,052,692	20,862,938
Basic and diluted net loss per share of Class A common stock	$(1.34)	$(1.12)

The Company’s potential dilutive securities, which include warrants issued by the Company (which can be exercised to purchase the Company’s Class A Common Stock) in a follow-on offering in 2022 (2022 Common Warrants) and in a follow-on offering in 2024 (2024 Common Warrants and, together with the 2022 Common Warrants, the Common Warrants), unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of March 31,
	2025	2024
Stock options outstanding	1,152,764	109,503
Unvested restricted stock units	1,074,930	67,411
Unvested restricted stock awards	192,288	560,823
Common warrants	1,456,523	158,483
Total	3,876,505	896,220

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

2024 Common Warrants

The Common Warrants included in the table above include 1,298,040 outstanding 2024 Common Warrants which, at the time of issuance, were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to beneficial ownership limitations, and are set to expire five years after their date of issuance. All of the 2024 Common Warrants were initially recorded as a liability in the Company’s condensed consolidated balance sheets. As of March 31, 2025, 198,040 of the 2024 Common Warrants remain classified as a liability in the Company’s condensed consolidated balance sheets.

Certain investors in the January 2025 Follow-On Offering (as described in Note 5) are holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers). Concurrent with the January 2025 Follow-On Offering (as described in Note 5), the Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering (as described in Note 5). The Warrant Amendment Agreement, with respect to one of the Company’s then executive officers, is conditioned on, and will not be effective until, the trading day after the Company obtains the requisite approval from its stockholders with respect to those 2024 Common Warrants held by one of the Company’s then executive officers.

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The difference between the fair value of the modified 2024 Common Warrants immediately prior to modification and immediately after modification was treated as equity issuance cost and recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets.

Class A Common Stock Warrants

The Common Warrants which remain recorded as a liability in the Company’s condensed consolidated balance sheets under the heading Class A common stock warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Class A common stock warrants in non-operating income (expense), net in its condensed consolidated statements of operations.

Segment Reporting

Cibus has one reportable segment as it only reports operating results on an aggregated basis to the Interim Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology in Cibus’ Trait Machine™ process which has the ability to materially improve the productivity of the breeding process and can be deployed to all customers in a similar manner. Cibus derives revenue and manages the business activities on a consolidated basis. For the three months ended March 31, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing R&D services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Company’s condensed consolidated statements of operations. The CODM regularly reviews reported consolidated revenues, significant expenses, and consolidated net loss, in addition to forecasted revenues, significant expenses and net income (loss) amounts for future periods. The CODM considers these measures, as well as other factors, such as an assessment of a new product’s future market potential, when determining how to allocate company-wide resources. The CODM does not review assets at a different level or category than those disclosed in the condensed consolidated balance sheets.

Significant expenses are amounts that are regularly provided to the CODM and included in consolidated net income (loss), the Company’s primary measure of its single segment’s profit or loss.

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Revenue	$1,034	$545
Less:
Personnel expenses	6,761	7,235
Professional fees	5,423	2,356
Stock-based Compensation	2,499	2,528
Goodwill and intangible assets impairment	20,950	0
Other segment expenses (1)	6,972	6,879
Total operating expenses	42,605	18,998
Loss from operations	(41,571)	(18,453)
Royalty liability interest expense - related parties	(8,377)	(8,329)
Other interest income, net	119	193
Non-operating income (expense), net	439	(369)
Income tax expense	(2)	(14)
Total segment loss	$(49,392)	$(26,972)

_______________________________________
(1) Other segment expenses are primarily comprised of insurance, loss on asset disposal, amortization and depreciation, rent and utilities, lab supplies, product development, and selling and marketing expenses.

The following table illustrates customer concentration as a percentage of total revenue:

	Three Months Ended March 31,
Concentration of revenue greater than 10% of total company revenues	2025	2024
Customer A	84.1%	31.5%
Customer B	13.7%	21.1%
Customer C	2.1%	39.8%

The following table illustrates customer concentration as a percentage of total accounts receivable:

Concentration of accounts receivable greater than 10% of the total accounts receivable balance	March 31, 2025	December 31, 2024
Customer A	84.2%	87.0%
Customer B	14.8%	13.0%

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the condensed consolidated statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements and disclosures.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2025, and 2024.
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025				December 31, 2024
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$1,064	$—	$—	$1,064	$1,058	$—	$—	$1,058
Total	$1,064	$—	$—	$1,064	$1,058	$—	$—	$1,058

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	March 31, 2025				December 31, 2024
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$217	$217	$—	$—	$2,268	$2,268
Total	$—	$—	$217	$217	$—	$—	$2,268	$2,268

The following table summarizes the Common Warrants activity for the three months ended March 31, 2025:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2024	$2,268
Issued	—
Reclassified to stockholders' equity	(1,589)
Change in fair value	(462)
Balance as of March 31, 2025	$217

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income (expense), net in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

The following table summarizes the Common Warrants activity for the three months ended March 31, 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Change in fair value	390
Balance as of March 31, 2024	$1,808

The Company estimates the fair value of the liability classified Common Warrants as of the date of issuance and at the end of every reporting period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the Common Warrants. Prior to the fourth quarter of 2024, the Company estimated its future stock price volatility using a weighted average historical volatility which took into consideration the Company’s historical volatility and historical volatility from a group of guideline companies, over the remaining life of the Common Warrants. Beginning in the fourth quarter of 2024, the Company began using its own historical stock price volatility, over the remaining life of the Common Warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of March 31, 2025	As of December 31, 2024
Estimated fair value of common warrants per share	$0.16 - $0.97	$0.39 - $1.70
Assumptions:
Risk-free interest rate	3.9%	4.2% - 4.3%
Expected volatility	111.0% - 119.7%	111.0% - 118.1%
Expected term to liquidation (in years)	2.4 - 4.2	2.6 - 4.5

The estimated fair values of the 2024 Common Warrants on the January 2025 reclassification dates, and the assumptions used for the Black-Scholes option pricing model were as follows:

January 2025 Modifications
Estimated fair value of common warrants per share [1]	$1.34 - $1.55
Assumptions:
Risk-free interest rate	4.4%
Expected volatility	111.4%
Expected term to liquidation (in years)	4.4

________________________________________________
(1) The $1.34 fair value per share represents the 550,000 2024 Common Warrants amended on January 22, 2025, and the $1.55 fair value per share represents the 550,000 2024 Common Warrants amended on January 24, 2025. The stock price immediately prior to the modifications was $2.31 per share of Class A Common Stock and $2.60 per share of Class A Common Stock, respectively.
As of March 31, 2025, the Company had no other financial instruments measured at fair value.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of March 31, 2025, and 2024, the Company did not hold any short-term investments.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of March 31, 2025	As of December 31, 2024
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	4,256	4,256
Office furniture and equipment	5 - 10	15,097	15,064
Computer equipment and software	3 - 5	4,530	4,520
Assets in progress	N/A	281	216
Total property, plant, and equipment		25,064	24,956
Less accumulated depreciation and amortization		(14,669)	(13,517)
Total		$10,395	$11,439

Depreciation and amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Depreciation and amortization expense	$1,152	$1,309

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents future economic benefits arising from acquiring Cibus Global, LLC, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Goodwill is as follows:

In Thousands	Goodwill
Balance as of December 31, 2024
Goodwill	585,266
Accumulated impairment losses	(331,800)
253,466
Impairment for the three months ending March 31, 2025	(20,950)
Balance as of March 31, 2025
Goodwill	585,266
Accumulated impairment losses	(352,750)
$232,516

During the three months ended March 31, 2025, the Company determined its goodwill was impaired by $21.0 million, which was recorded in the accompanying condensed consolidated statements of operations. There was no goodwill impairment during the three months ended March 31, 2024.

Intangible Assets

Intangible assets as of March 31, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	14,148	1,297	12,851
Trade name	22,230	2,038	20,192
Total	$36,378	$3,335	$33,043

During the three months ended March 31, 2025, the Company determined its finite-lived intangible assets’ net book values did not exceed their expected undiscounted future cash flows. As a result, the asset group was recoverable. The Company wrote off the Other intangible assets during the three months ended March 31, 2025, as those assets no longer provide a benefit to Cibus.

Intangible assets as of December 31, 2024, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	14,148	1,120	13,028
Trade name	22,230	1,760	20,470
Other	150	70	80
Total	$36,528	$2,950	$33,578

Total amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Amortization expense	$455	$458

As of March 31, 2025, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2025	$1,364
2026	1,819
2027	1,819
2028	1,819
2029	1,819
2030	1,819
Thereafter	22,584
Total future amortization expense	$33,043

5. STOCKHOLDERS’ EQUITY

2024 Common Warrants

In a follow-on offering in June of 2024, the Company issued 2024 Common Warrants to purchase up to 1,298,040 shares of Class A Common Stock. At the time of issuance, the 2024 Common Warrants were immediately exercisable upon issuance at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers) until fully exercised, subject to beneficial ownership limitations, and are set to expire five years after their date of issuance.

The 2024 Common Warrants were recorded as a liability in the Company’s condensed consolidated balance sheets. The 2024 Common

Warrants may be redeemed at the Company’s option at any time following the occurrence of (i) the Company’s public announcement of an operational Soybean platform and (ii) the first date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $20.00 per share for fifteen consecutive trading days, at a redemption price of $0.0001 per 2024 Common Warrant. As of March 31, 2025, 198,040 of the 2024 Common Warrants remain classified as a liability in the Company’s condensed consolidated balance sheets.

Certain investors in the January 2025 Follow-On Offering (as described below) are holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers). Concurrent with the January 2025 Follow-On Offering, the Company agreed to the Warrant Amendment Agreement to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to one of the Company’s then executive officers, is conditioned on, and will not be effective until, the trading day after the Company obtains the requisite approval from its stockholders with respect to those 2024 Common Warrants held by one of the Company’s then executive officers.

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets.

January 2025 Registered Direct Offering

In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, the 2025 Pre-Funded Warrants to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying 2025 Common Warrant to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of the stockholder approvals, subject to beneficial ownership limitations. The 2025 Pre-Funded Warrants are immediately exercisable until fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

Additionally, in January 2025, 300,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 300,000 shares of its Class A Common Stock. As of March 31, 2025, 4,400,000 of the 2025 Pre-Funded Warrants remain outstanding and exercisable, subject to beneficial ownership limitations. The 2025 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

Warrant transactions for the three months ended March 31, 2025, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share [1]
Outstanding as of December 31, 2024	50,000	$0.01	1,456,523	$16.43
Issued	4,700,000	0.0001	—	—
Forfeited/canceled	—	—	—	—
Exercised	(300,000)	0.0001	—	—
Outstanding as of March 31, 2025	4,450,000	$0.0002	1,456,523	$10.76
Exercisable as of March 31, 2025	4,450,000	$0.0002	1,456,523	$10.76

________________________________________________
(1) In January 2025, the exercise price of 1,100,000 of the Common Warrants outstanding as of December 31, 2024, were amended from $10.00 per share to $2.50 per share.

ATM Facility

During the three months ended March 31, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

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

Class B Common Stock

Shares of Class B Common Stock have full voting rights. Shares of Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global.

Cibus Global Common Units

The Company’s exchange agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The holders of Up-C Units’ ownership of Common Units represents the noncontrolling interest. During the three months ended March 31, 2025, there were 8,556 Up-C Units exchanged by holders for Class A Common Stock. During the three months ended March 31, 2024, there were no Up-C Units exchanged by holders for Class A Common Stock. As of March 31, 2025, there were 34,370,111 Cibus Common Units outstanding. Of the 34,370,111 Cibus Common Units outstanding, 32,657,738 are held by Cibus, Inc. and 1,712,373 are held by the holders of Up-C Units.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2025, the Company has not issued any preferred stock.
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
In December 2014, the Company adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the Calyxt, Inc. 2017 Omnibus Plan (2017 Plan), which allowed for the grant of stock options, restricted stock units (RSUs), performance stock units (PSUs), and other types of equity awards. The name of the 2017 Plan was amended to reflect the name change of the Company to Cibus, Inc.

As of March 31, 2025, 3,711,846 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average fair value of stock options granted	$1.83	$—
Assumptions:
Risk-free interest rate	4.1%	—%
Expected volatility	106.2% - 106.6%	—%
Expected term (in years)	6.0	—

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2024	127,267	$316.92	572,264	$75.44
Granted	—	—	621,500	2.20
Vested	128	764.00	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	(41,000)	5.75
Balance as of March 31, 2025	127,395	$317.37	1,152,764	$38.43
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Stock-based compensation expense	$232	$19
As of March 31, 2025, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 9.1 years. As of March 31, 2025, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 3.2 years.
As of March 31, 2025, unrecognized compensation expense related to non-vested stock options was $2.7 million which has a weighted average remaining recognition period of 3.1 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on Class A restricted stock award activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	274,058	$31.50
Granted	—	—
Vested	(60,785)	31.50
Forfeited	(20,985)	31.50
Unvested balance as of March 31, 2025	192,288	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Fair value of shares vested	$131	$1,464

There were no RSAs granted during the three months ended March 31, 2025, or 2024.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Stock-based compensation expense	$1,840	$2,446
As of March 31, 2025, unrecognized compensation expense related to RSAs was $6.0 million which has a weighted average remaining recognition period of 1.6 years.
Restricted Stock Units
The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	779,861	$7.62
Granted	332,756	2.53
Vested	(14,737)	18.99
Forfeited	(22,950)	5.75
Unvested balance as of March 31, 2025	1,074,930	$5.93
The total fair value of RSUs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Fair value of shares vested	$34	$385
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025, was $2.53. There were no RSUs granted during the three months ended March 31, 2024.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Stock-based compensation expense	$427	$63
As of March 31, 2025, unrecognized compensation expense related to RSUs was $5.6 million which has a weighted average remaining recognition period of 3.4 years.

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three months ended March 31, 2025. No current income tax provision has been recorded for United States operations for the three months ended March 31, 2025, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

During the three months ended March 31, 2025, there were 8,556 Up-C Units exchanged by holders for shares of Class A Common Stock. During the three months ended March 31, 2024, there were no Up-C Units exchanged by holders for Class A Common Stock. The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of March 31, 2025.

As of March 31, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2024.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease ROU asset is included in other non-current assets in the condensed consolidated balance sheets.

The components of lease expense were as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Finance lease costs	$30	$59
Operating lease costs	1,527	1,684
Total	$1,557	$1,743
Operating lease costs for short-term leases was not material for the three months ended March 31, 2025, or 2024.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$495	$1,367
Financing cash flows (finance leases)	$—	$33

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2025		As of December 31, 2024
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	9.8	0.5	10.0	0.8
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%

As of March 31, 2025, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2025	$4,295	$120	$4,415
2026	5,046	—	5,046
2027	5,045	—	5,045
2028	5,081	—	5,081
2029	4,905	—	4,905
2030	5,004	—	5,004
Thereafter	20,312	—	20,312
	49,688	120	49,808
Less: interest	(14,673)	(4)	(14,677)
Total	$35,015	$116	$35,131
Current portion	4,431	116	4,547
Noncurrent portion	$30,584	$—	$30,584
Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company is not a party to any material pending legal proceedings as of March 31, 2025. Notwithstanding the foregoing, based on an unexpected recent decision from the Ninth Circuit Court of Appeals, the Company has accrued an estimate of $3.0 million for litigation liability. This amount represents a potential repayment of insurance coverage proceeds previously awarded to the Company. The Company continues to evaluate its options in respect of the Ninth Circuit’s decision.

9. ROYALTY LIABILITY - RELATED PARTIES

As of March 31, 2025, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2024, the Royalty Liability reflected an effective yield of 16.6 percent.

The following table summarizes the Royalty Liability activity for the three months ended March 31, 2025:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2024	$199,442
Interest expense recognized	8,377
Balance as of March 31, 2025	$207,819

The following table summarizes the Royalty Liability activity for the three months ended March 31, 2024:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	8,329
Balance as of March 31, 2024	$173,581

10. SUPPLEMENTAL INFORMATION
Certain condensed consolidated statement of operations amounts were as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Stock-based compensation expense:
Research and development	$968	$881
Selling, general, and administrative	1,531	1,647
Total	$2,499	$2,528
Supplemental condensed consolidated statement of cash flows information is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Interest paid	$19	$39
Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Property, plant, and equipment acquired through assuming liabilities	$27	$47
Unpaid stock offering costs included in stockholders’ equity	$—	$115
Class A common stock warrants reclassification from liability to stockholders' equity	$1,589	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$—	$45

11. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is funding a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of March 31, 2025, the Company had $0.9 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended March 31,
In Thousands	2025	2024
Collaboration agreement revenue recognized	$869	$172

As of March 31, 2025, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $5.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20,2025 (Annual Report), including the Consolidated Financial Statements and Notes incorporated therein.

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

The first quarter of 2025 has marked significant progress across Cibus' key platforms and initiatives and saw key regulatory validation of Cibus’ RTDS technology in the United States and Ecuador. In January 2025, Cibus established production standards for its proprietary RTDS gene editing process across its Rice and Canola platforms, which the Company believes has the capability to edit and return customer elite germplasm with specific edits within 12 months. This important capability has been valuable with respect to advancing Cibus’ commercial strategies, particularly within Rice where the Company is engaging in discussions with prospective customers in geographies where rice is cultivated globally. Concurrently, this has attracted attention for prospective customers interested in disease tolerance traits in both Canola and Soybean.

In terms of Cibus’ progress within its product platforms, in March 2025, the Company announced the achievement of a milestone in its Rice platform, receiving field trial results for stacked gene edited herbicide tolerance traits, representing the first known trial utilizing stacked gene edited herbicide tolerance traits in Rice for improved weed management. The Company also reported development progress, having completed edits in each of four modes of action (MOA) for its Sclerotinia resistance trait in Canola and continuing ongoing field tests for two of them.

Within its sustainable ingredients program, Cibus advanced its bio-based fermentation biofragrance products supporting the Company’s goal of entering into commercialization agreements with consumer-packaged goods partners.

In January 2025, the Company successfully edited Soybean cells for its HT2 trait, achieving sufficiently high editing rates to enable expanded platform development. The Company continues to work diligently toward a fully operational Soybean platform.

On the regulatory front, the Company achieved a historic milestone when the California Rice Commission's Rice Certification Committee approved Cibus' field research proposal on February 26, 2025, marking the first authorization for planting gene edited Rice in California. In April 2025, USDA-APHIS designated two of Cibus’ Canola traits as not regulated under USDA biotechnology regulations (7 CFR Part 340), including two canola disease resistance traits. This determination with respect to Cibus’ most up-to-date RTDS technologies, as applied in these specific Canola traits, reiterated the regulatory treatment for RTDS precision gene editing technologies in the United States. In Latin America, the Company also saw a positive regulatory development in Ecuador related to Cibus’ HT1 and HT3 Rice traits in April 2025. The Ministry of Agriculture and Livestock in Ecuador determined that Cibus’ HT1 and HT3 Rice traits are equivalent to those developed through conventional breeding and subject to the same regulations as conventional seed in accordance with the provisions of the Organic Law of Agrobiodiversity, Seeds and Promotion of Sustainable Agriculture and its Regulations (LOASFAS). This determination was important since Ecuador strictly prohibits the commercial planting of transgenic (GMO) crops, reinforcing the Company’s view that the global regulatory environment is increasingly supportive of gene editing.

On March 14, 2025, EU member states endorsed the EU Council's (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enables the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree on the final text of the legislation to be proposed for final adoption.

In summary, the first quarter of 2025 has demonstrated clear validation of the Company’s commercial strategy and the transformative potential of its RTDS technology platform. Cibus’ time bound and predictable approach to trait development is resonating strongly with customers and partners alike, attracting significant commercial interest across its Rice, Canola, and Soybean platforms. Cibus is positioned at an important inflection point in the agricultural industry with regulatory progress advancing globally, the Company’s Rice traits moving into customer germplasm, and its disease resistance program showing remarkable results.

The Company has incurred net losses since its inception. As of March 31, 2025, the Company had an accumulated deficit of $778.1 million. The Company’s net loss was $49.4 million for the three months ended March 31, 2025. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

January 2025 Registered Direct Offering

In January 2025, the Company issued 4,340,000 shares of its Class A Common Stock and, in lieu of Class A Common Stock to one of the Company’s then executive officers and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and are only exercisable after the Company receives certain approvals from its stockholders. The 2025 Common Warrants will be exercisable for five years following the date of receipt of certain stockholder approvals, subject to beneficial ownership limitations. The 2025 Pre-Funded Warrants were immediately exercisable at the time of issuance and will be exercisable until they are fully exercised at an exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. Through the date of this filing, the Company has received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for the underwriting discounts and commissions and other offering expenses payable by the Company.

Certain investors in the January 2025 Follow-On Offering are holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to one of the Company’s then executive officers). Concurrent with the January 2025 Follow-On Offering, the Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to one of the Company’s then executive officers, is conditioned on, and will not be effective until, the trading day after the Company obtains the requisite approval from its stockholders with respect to those 2024 Common Warrants held by one of the Company’s then executive officers.

Resignation of Executive Officer

On February 24, 2025, Rory Riggs resigned as the Chief Executive Officer of the Company. Mr. Riggs continues to serve as a director and Chairman of the Board of Directors. Pursuant to the Company’s succession planning strategy, Peter Beetham, the Company’s President and Chief Operating Officer, was appointed as Interim Chief Executive Officer while the Company’s Board of Directors initiates a search for the Company’s next Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024
A summary of the Company’s results of operations for the three months ended March 31, 2025, and 2024 follows:

	Three Months Ended March 31,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$1,034	$545	$489	90%
Research and development	11,799	12,013	(214)	(2)%
Selling, general, and administrative	9,856	6,985	2,871	41%
Goodwill impairment	20,950	—	20,950	NM
Loss from operations	(41,571)	(18,453)	(23,118)	(125)%
Royalty liability interest expense - related parties	(8,377)	(8,329)	(48)	(1)%
Other interest income, net	119	193	(74)	(38)%
Non-operating income (expense), net	439	(369)	808	219%
Loss before income taxes	(49,390)	(26,958)	(22,432)	(83)%
Income tax expense	(2)	(14)	12	86%
Net loss	$(49,392)	$(26,972)	$(22,420)	(83)%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(2,506)	(3,537)	1,031	29%
Net loss attributable to Cibus, Inc.	$(46,886)	$(23,435)	$(23,451)	(100)%
Basic and diluted net loss per share of Class A common stock	$(1.34)	$(1.12)	$(0.22)	(20)%
NM – not meaningful

Revenue

Revenue was $1.0 million in the first quarter of 2025, an increase of $0.5 million from the first quarter of 2024. The increase was driven by amounts earned from collaboration agreements related to contract research for Rice and Soybean.

Research and Development Expense

R&D expense was $11.8 million in the first quarter of 2025, a decrease of $0.2 million from the first quarter of 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $9.9 million in the first quarter of 2025, an increase of $2.9 million from the first quarter of 2024. The increase was primarily due to a $3.0 million estimated litigation liability (see Note 8 for further details) partially offset by a decrease due to cost reduction initiatives.

Goodwill Impairment

Goodwill impairment was $21.0 million in the first quarter of 2025, an increase of $21.0 million from the first quarter of 2024. The increase was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company’s stock price, performed in the first quarter of 2025 versus no impairment in the first quarter of 2024.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $8.4 million in the first quarter of 2025, a nominal increase from the first quarter of 2024. The nominal increase is driven by the recognition of interest expense on the Royalty Liability.

Other Interest Income, net

Other interest income, net was $0.1 million in the first quarter of 2025, a decrease of $0.1 million from the first quarter of 2024. The decrease was driven by lower cash balances.

Non-Operating Income (Expense), net

Non-operating income (expense), net was income of $0.4 million in the first quarter of 2025, an increase in income of $0.8 million from the first quarter of 2024. The increase in income was driven by the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $2.5 million in the first quarter of 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $1.0 million from the first quarter of 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, and the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

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

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. Until the Company is able to obtain additional public or private financing, it currently expects to satisfy its near-term requirements with existing cash on hand and potential proceeds raised from the ATM Facility.

As of March 31, 2025, the Company had $23.6 million of cash and cash equivalents. Current liabilities were $21.0 million as of March 31, 2025. The Company incurred a net loss of $49.4 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $778.1 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Net loss	$(49,392)	$(26,972)	$(22,420)	(83)%
Royalty liability interest expense - related parties	8,377	8,329	48	1%
Goodwill impairment	20,950	—	20,950	NM
Depreciation and amortization	1,634	1,794	(160)	(9)%
Stock-based compensation	2,499	2,528	(29)	(1)%
Loss on disposal of assets	80	—	80	NM
Change in fair value of liability classified Class A common stock warrants	(462)	390	(852)	(218)%
Other	21	(22)	43	195%
Changes in operating assets and liabilities	4,466	473	3,993	844%
Net cash used by operating activities	$(11,827)	$(13,480)	$1,653	12%

NM – not meaningful

Net cash used by operating activities was $11.8 million in the first three months of 2025, a decrease in cash used of $1.7 million from the first three months of 2024. The decrease in cash used was primarily due to $0.7 million related to the rent free period of the San Diego, CA headquarters lease, $0.2 million in lower accounts receivable balances, and a $0.7 million decrease in cash expenses within net loss, primarily the result of cost reduction initiatives.

The Company expects cash used by operating activities in 2025 to be lower than 2024 driven by the Restructuring Initiative (defined below under the heading Operating Capital Requirements).

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Purchases of property, plant, and equipment	(291)	(228)	(63)	(28)%
Net cash used in investing activities	$(291)	$(228)	$(63)	(28)%

Net cash used by investing activities was $0.3 million in the first three months of 2025, an increase in cash used of $0.1 million from the first three months of 2024. The increase in cash used was driven by an increase from purchases of property, plant, and equipment from the prior year.
The Company expects cash used by investing activities in 2025 to be similar to 2024 driven by the Company’s focus to preserve capital resources for the advancement of its streamlined priority objectives.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Proceeds from issuances of securities	$22,599	$6,534	$16,065	246%
Costs incurred related to issuances of securities	(1,169)	(454)	(715)	(157)%
Payment of taxes related to vested restricted stock units	(13)	(127)	114	90%
Repayments of financing lease obligations	—	(33)	33	100%
Repayments of notes payable	(148)	(401)	253	63%
Net cash provided by financing activities	$21,269	$5,519	$15,750	285%

Net cash provided by financing activities was $21.3 million in the first three months of 2025, an increase of $15.8 million from the first three months of 2024. The increase was primarily due to an increase of $15.4 million of net proceeds from additional capital raised in 2025, a reduction in repayments of notes payable of $0.3 million, and a reduction in payments of taxes related to vested restricted stock units of $0.1 million.

Subject to market conditions, the Company expects cash provided by financing activities in 2025 to be similar to 2024 driven by the need to raise capital to fulfill the Company’s anticipated spending in 2025 and beyond.

Capital Resources

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq and SEC regulations, from the capital markets, including through stock offerings of common stock or other securities, which may be implemented pursuant to the Company’s effective registration statement on Form S-3.

During the three months ended March 31, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $49.4 million for the three months ended March 31, 2025, and it used $11.8 million of cash for operating activities for the three months ended March 31, 2025.

As of March 31, 2025, the Company had $23.6 million of cash and cash equivalents. Current liabilities were $21.0 million as of March 31, 2025.

In the fourth quarter of 2024, Cibus announced a restructuring initiative (Restructuring Initiative), which included a reduction in its workforce. The Restructuring Initiative instituted cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third-party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility, subject to the applicable baby shelf limitations), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of March 31, 2025, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this report and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into the third quarter of 2025. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. For example, the recent decision of the Ninth Circuit Court of Appeals, as described under “Contractual Obligations, Commitments, and Contingencies,” resulted in an unplanned current liability in the amount of $3.0 million. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

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

The Company is not a party to any material pending legal proceedings as of March 31, 2025. Notwithstanding the foregoing, based on an unexpected recent decision from the Ninth Circuit Court of Appeals, the Company has accrued an estimate of $3.0 million for litigation liability. This amount represents a potential repayment of insurance coverage proceeds previously awarded to the Company. The Company continues to evaluate its options in respect of the Ninth Circuit’s decision.

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

As of March 31, 2025, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of March 31, 2025. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, 5,363 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

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

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

4.1	Form of Common Warrant issued in January 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.2	Form of Pre-Funded Warrant issued in January 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.3	Form of Warrant Amendment Agreement to Common Warrants issued in June 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

10.1
Form of Securities Purchase Agreement, dated as of January 21, 2025, between Cibus, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2025.

CIBUS, INC.

By:	/s/ Peter Beetham
Name:	Peter Beetham
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)