Form 10-Q
period 2025-06-30
Cibus, Inc.
filed 2025-08-14
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025;
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

As of August 13, 2025, there were an aggregate of 54,238,382 shares of the registrant’s common stock outstanding, comprising 52,540,527 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 139,780 restricted shares of Class A Common Stock, which remain subject to vesting), and 1,697,855 shares of the registrant’s Class B Common Stock, $0.0001 par value per share.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this report include statements about the Company’s future financial performance, including its liquidity and capital resources, cost saving initiatives and their impact on annual cash burn rates, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the ability to obtain partner funding to support its non-Rice productivity trait portfolio; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant collaborations and commercial relationships. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the

Company’s development efforts for its priority opportunities in Rice and biofragrance products and sustainable ingredients; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts; the inability to identify partners to fund the Company’s non-Rice productivity trait portfolio; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates, and economic volatility and uncertainty arising from dynamic trade policies, including tariffs and retaliatory tariffs, and market reactions to such policies; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 20, 2025, as updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$36,463	$14,433
Accounts receivable	953	1,041
Prepaid expenses and other current assets	2,423	1,472
Total current assets	39,839	16,946
Property, plant, and equipment, net	9,383	11,439
Operating lease right-of-use assets	30,797	33,254
Intangible assets, net	32,589	33,578
Goodwill	232,516	253,466
Other non-current assets	1,074	1,386
Total assets	$346,198	$350,069
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$5,930	$5,964
Accrued expenses	7,968	2,281
Accrued compensation	3,116	3,309
Deferred revenue	918	932
Current portion of notes payable	966	436
Current portion of financing lease obligations	119	113
Current portion of operating lease obligations	3,038	4,287
Class A common stock warrants	71	2,268
Other current liabilities	297	288
Total current liabilities	22,423	19,878
Notes payable, net of current portion	140	226
Operating lease obligations, net of current portion	31,158	31,224
Royalty liability - related parties	216,487	199,442
Other non-current liabilities	1,514	1,468
Total liabilities	271,722	252,238
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	—	5,674
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 52,692,430 shares issued and 52,480,413 shares outstanding as of June 30, 2025, and 28,258,258 shares issued and 27,939,023 shares outstanding as of December 31, 2024	11	9
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 1,712,373 shares issued and outstanding as of June 30, 2025, and 1,720,929 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	877,531	825,298
Class A common stock in treasury, at cost; 58,527 shares as of June 30, 2025, and 45,177 shares as of December 31, 2024	(2,038)	(1,999)
Accumulated deficit	(803,424)	(731,166)
Accumulated other comprehensive income	43	15
Total Cibus, Inc. stockholders' equity	72,123	92,157
Noncontrolling interest	2,353	—
Total stockholders’ equity	74,476	92,157
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$346,198	$350,069

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue	$933	$838	$1,967	$1,383
Total revenue	933	838	1,967	1,383
Operating expenses:
Research and development	12,228	12,993	24,027	25,006
Selling, general, and administrative	6,651	9,327	16,507	16,312
Goodwill impairment	—	—	20,950	—
Total operating expenses	18,879	22,320	61,484	41,318
Loss from operations	(17,946)	(21,482)	(59,517)	(39,935)
Royalty liability interest expense - related parties	(8,668)	(8,749)	(17,045)	(17,078)
Other interest income, net	106	169	225	362
Non-operating (expense) income, net	(23)	1,580	416	1,211
Loss before income taxes	(26,531)	(28,482)	(75,921)	(55,440)
Income tax (expense) benefit	(27)	4	(29)	(10)
Net loss	$(26,558)	$(28,478)	$(75,950)	$(55,450)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1,186)	(3,595)	(3,692)	(7,132)
Net loss attributable to Cibus, Inc. stockholders	$(25,372)	$(24,883)	$(72,258)	$(48,318)
Basic and diluted net loss per share of Class A common stock	$(0.61)	$(1.14)	$(1.88)	$(2.26)
Weighted average shares of Class A common stock outstanding – basic and diluted	41,618,893	21,851,982	38,353,931	21,357,460

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,558)	$(28,478)	$(75,950)	$(55,450)
Foreign currency translation adjustments	16	(5)	29	(33)
Comprehensive loss	(26,542)	(28,483)	(75,921)	(55,483)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1,186)	(3,596)	(3,691)	(7,136)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(25,356)	$(24,887)	$(72,230)	$(48,347)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at Balance at March 31, 2025	32,657,738	$9	1,712,373	$—	$850,302	$(2,012)	$(778,052)	$27	$70,274	$3,683	$73,957
Net loss	—	—	—	—	—	—	(25,372)	—	(25,372)	(1,186)	(26,558)
Stock-based compensation	—	—	—	—	1,978	—	—	—	1,978	—	1,978
Issuance of common stock upon settlement of restricted stock awards and units	66,377	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in registered offering, net	15,714,285	2	—	—	24,954	—	—	—	24,956	—	24,956
Issuance of common stock upon exercise of pre-funded warrants	4,050,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders' equity	—	—	—	—	153	—	—	—	153	—	153
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(7,987)	—	—	—	—	(26)	—	—	(26)	—	(26)
Change in value of noncontrolling interest	—	—	—	—	144	—	—	—	144	(144)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	16	16	—	16
Balance at June 30, 2025	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476

		Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2024	$41,610	21,014,970	$8	3,142,636	$—	$783,351	$(1,912)	$(503,213)	$(17)	$278,217
Net loss	(3,595)	—	—	—	—	—	—	(24,883)	—	(24,883)
Stock-based compensation	—	—	—	—	—	2,815	—	—	—	2,815
Issuance of common stock upon settlement of restricted stock awards and units	—	107,516	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	570,849	—	—	—	10,360	—	—	—	10,360
Issuance of common stock in registered offering, net	—	1,298,040	—	—	—	2,638	—	—	—	2,638
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(6,078)	—	—	—	—	(87)	—	—	(87)
Change in value of redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(1,442)	30,120	—	(30,120)	—	1,442	—	—	—	1,442
Foreign currency translation adjustments	(1)	—	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(72,258)	—	(72,258)	(3,692)	(75,950)
Stock-based compensation	—	—	—	—	—	4,477	—	—	—	4,477	—	4,477
Issuance of common stock upon settlement of restricted stock awards and units	—	141,899	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	20,054,285	2	—	—	46,384	—	—	—	46,386	—	46,386
Issuance of common stock upon exercise of pre-funded warrants	—	4,350,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders' equity	—	—	—	—	—	1,742	—	—	—	1,742	—	1,742
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(13,350)	—	—	—	—	(39)	—	—	(39)	—	(39)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in value of noncontrolling interest including issuance of common stock upon exchange of common units	—	8,556	—	(8,556)	—	(370)	—	—	—	(370)	370	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	28	28	1	29
Balance at June 30, 2025	$—	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(7,132)	—	—	—	—	—	—	(48,318)	—	(48,318)
Stock-based compensation	—	—	—	—	—	5,343	—	—	—	5,343
Issuance of common stock upon settlement of restricted stock awards and units	—	204,789	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	927,326	—	—	—	16,492	—	—	—	16,492
Issuance of common stock in registered offering, net	—	1,298,040	—	—	—	2,638	—	—	—	2,638
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)
Change in value of redeemable noncontrolling interest	(1,116)	30,120	—	(30,120)	—	1,116	—	—	—	1,116
Foreign currency translation adjustments	(4)	—	—	—	—	—	—	—	(29)	(29)
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(75,950)	$(55,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	17,045	17,078
Goodwill impairment	20,950	—
Depreciation and amortization	3,209	3,554
Stock-based compensation	4,477	5,343
Loss on disposal of assets	80	—
Change in fair value of liability classified Class A common stock warrants	(455)	(1,190)
Other	49	(28)
Changes in operating assets and liabilities:
Accounts receivable	88	(528)
Prepaid expenses and other current assets	(44)	(30)
Accounts payable	82	(24)
Accrued expenses	3,998	1,026
Accrued compensation	(213)	(170)
Deferred revenue	(17)	410
Right-of-use assets and lease obligations, net	1,141	(184)
Other assets and liabilities, net	129	(335)
Net cash used in operating activities	(25,431)	(30,528)
Investing activities
Purchases of property, plant, and equipment	(384)	(397)
Net cash used in investing activities	(384)	(397)
Financing activities
Proceeds from issuances of securities	50,100	30,256
Costs incurred related to issuances of securities	(1,951)	(1,130)
Payment of taxes related to restricted stock units withheld from employees	(39)	(214)
Repayments of financing lease obligations	—	(60)
Repayments of notes payable	(279)	(600)
Net cash provided by financing activities	47,831	28,252
Effect of exchange rate changes on cash and cash equivalents	14	(5)
Net increase (decrease) in cash and cash equivalents	22,030	(2,678)
Cash and cash equivalents – beginning of period	14,433	32,699
Cash and cash equivalents – end of period	$36,463	$30,021

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Cibus, Inc. (Cibus or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements and has included the accounts of Cibus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Company’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

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

The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of common membership units of Cibus Global (Common Units). The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. For holders of Class B Common Stock, each share of Class B Common Stock is paired with a Common Unit (collectively, an Up-C Unit). During the first quarter of 2025, certain holders of Class B Common Stock exchanged their Up-C Units for Class A Common Stock. As a result, the redemption of the noncontrolling interest is now considered to be within the control of the Company for accounting purposes, and the noncontrolling interest was reclassified from mezzanine equity to permanent equity in the first quarter of 2025. As of June 30, 2025, the Common Unit holders of the noncontrolling interest owned approximately 3 percent of the outstanding Common Units of Cibus Global with the remaining approximately 97 percent of Common Units of Cibus Global held by Cibus.

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

Share information related to the Company’s common stock as of June 30, 2025, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	52,692,430	1,712,373	54,404,803
Outstanding	52,480,413	1,712,373	54,192,786

Class A Restricted Stock

Restricted shares of Class A Common Stock (Class A Restricted Stock) are considered to be legally issued and outstanding as of the date of grant, notwithstanding that these shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met. For financial statement presentation purposes, Class A Restricted Stock is treated as issued, but will only be treated as outstanding after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock are excluded from the calculation of basic net loss per share of Class A Common Stock.

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $76.0 million and cash used in operating activities was $25.4 million for the six months ended June 30, 2025. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of June 30, 2025, the Company had $36.5 million of cash and cash equivalents and $22.4 million of current liabilities.

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

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Stifel, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $80.0 million (ATM Facility). During the six months ended June 30, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

In a registered direct offering in January 2025 (January 2025 Follow-On Offering) and in an SEC-registered public offering in June 2025 (June 2025 Follow-On Offering), the Company received net proceeds of approximately $21.4 million and $25.0 million, respectively, after deducting approximately $1.2 million and $2.5 million, respectively, for placement agent commissions and other offering expenses payable by the Company.

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

In June of 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the first quarter of 2025, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment and concluded the undiscounted future cash flows for these assets exceeded their net book values. As a result, the asset group was recoverable. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the three and six months ended June 30, 2025, and 2024.

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

During the first quarter of 2025, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company’s stock price as of March 31, 2025, to calculate the fair value of the reporting unit using a long-term growth rate of 3 percent and a discount rate of 47 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $21.0 million for the three months ended March 31, 2025, which is recorded in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2025.

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.1 million in contract assets as of June 30, 2025, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There was a nominal amount in contract assets as of December 31, 2024.

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

The following table represents the deferred revenue activity for the three months ended June 30, 2025:

In Thousands	Deferred Revenue
Balance as of March 31, 2025	$863
Consideration earned	(933)
Consideration received	988
Balance as of June 30, 2025	$918

The following table represents the deferred revenue activity for the three months ended June 30, 2024:

In Thousands	Deferred Revenue
Balance as of March 31, 2024	$1,460
Consideration earned	(838)
Consideration received	1,001
Balance as of June 30, 2024	$1,623

The following table represents the deferred revenue activity for the six months ended June 30, 2025:

In Thousands	Deferred Revenue
Balance as of December 31, 2024	$932
Consideration earned	(1,967)
Consideration received	1,953
Balance as of June 30, 2025	$918

For the six months ended June 30, 2025, $0.9 million of the deferred revenue balance as of December 31, 2024, was recognized as revenue in the accompanying condensed consolidated statements of operations.

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

The royalty liability - related parties (Royalty Liability) calculation is based on the Company’s current estimates of future Subject Revenues (as defined in the Warrant Exchange Agreement) collected by the Company from customers and, in turn, expected Royalty Payments based on these Subject Revenues to be paid to Royalty Holders over the life of the arrangement based on 10 percent of the actual Subject Revenues collected. The Warrant Exchange Agreement is on a cash basis meaning that all Royalty Payments to Royalty Holders in a given period are based on cash actually collected by the Company for Subject Revenues in that period. The Company will periodically reassess the estimated future Royalty Payments using internal projections and external sources. If the amount or timing of these payments significantly changes from the original estimates, an adjustment will be recorded prospectively as an increase or decrease to interest expense. Fluctuations in the Royalty Liability balance, resulting from changes in Cibus’ business model and anticipated Subject Revenues, may cause fluctuations in the Company’s earnings.

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

Prior to the fourth quarter of 2024, the Company estimated volatility of stock options using a weighted average historical volatility from a group comparable public companies.

Beginning in the fourth quarter of 2024, the Company determined it had sufficient historical stock information and began using its own historical stock price volatility, over the expected term of the options.

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

See Note 5 for a detailed discussion of pre-funded warrants issued in January 2025 and subsequent exercises. Outstanding pre-funded warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s condensed consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the pre-funded warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, Except Share and Per Share Amounts	2025	2024	2025	2024
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(25,372)	$(24,883)	$(72,258)	$(48,318)
Denominator:
Weighted average shares of Class A common stock outstanding	38,148,014	21,801,982	34,879,069	21,307,460
Effect of pre-funded warrants	3,470,879	50,000	3,474,862	50,000
Weighted average shares of Class A common stock outstanding – basic and diluted	41,618,893	21,851,982	38,353,931	21,357,460
Basic and diluted net loss per share of Class A common stock	$(0.61)	$(1.14)	$(1.88)	$(2.26)

The Company’s potential dilutive securities, which include common stock warrants issued by the Company (which can be exercised to purchase the Company’s Class A Common Stock) in a follow-on offering in 2022 (2022 Common Warrants), in a follow-on offering in 2024 (2024 Common Warrants), and in a follow-on offering in 2025 (2025 Common Warrants and, together with the 2022 Common Warrants and 2024 Common Warrants, the Common Warrants), unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of June 30,
	2025	2024
Stock options outstanding	1,309,968	150,899
Unvested restricted stock units	1,108,895	115,541
Unvested restricted stock awards	153,490	469,095
Common warrants	10,496,523	1,456,523
Total	13,068,876	2,192,058

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

2024 Common Warrants

The Common Warrants in the table above include 1,298,040 outstanding 2024 Common Warrants which, at the time of issuance, were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs) until fully exercised, subject to beneficial ownership limitations, with an expiration date five years after their date of issuance. All of the 2024 Common Warrants were initially recorded as a liability in the Company’s condensed consolidated balance sheets. As of June 30, 2025, 100,000 of the 2024 Common Warrants, which were not amended by the Warrant Amendment Agreement (defined below), remain classified as a liability in the Company’s condensed consolidated balance sheets.

Certain investors in the January 2025 Follow-On Offering (as described in Note 5) were, at the time of that offering, holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs). Concurrent with the January 2025 Follow-On Offering, the Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to Mr. Riggs, was conditioned on, and was not effective until, the trading day after the Company obtained the requisite approval from its stockholders, which occurred on May 22, 2025.

As a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million in January 2025 and, further upon the Company obtaining the requisite approval from its shareholders, 98,040 2024 Common Warrants of $0.1 million in May 2025 from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. In both cases, the difference between the fair value of the modified 2024 Common Warrants immediately prior to modification and immediately after modification was treated as equity issuance cost and recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets.

2025 Common Warrants

The Common Warrants in the table above include 9,040,000 outstanding 2025 Common Warrants and have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon certain approvals from Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approvals, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Common Warrants are recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets.

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

Segment Reporting

Cibus has one reportable segment as it only reports operating results on an aggregated basis to the Interim Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). Cibus derives revenue and manages the business activities on a consolidated basis. For the three and six months ended June 30, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing R&D services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

The CODM utilizes consolidated net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Revenue	$933	$838	$1,967	$1,383
Less:
Personnel expenses	6,787	7,280	13,548	14,515
Professional fees	2,708	4,177	8,131	6,533
Stock-based compensation	1,978	2,815	4,477	5,343
Goodwill and intangible assets impairment	—	—	20,950	—
Other segment expenses (1)	7,406	8,048	14,378	14,927
Total operating expenses	18,879	22,320	61,484	41,318
Loss from operations	(17,946)	(21,482)	(59,517)	(39,935)
Royalty liability interest expense - related parties	(8,668)	(8,749)	(17,045)	(17,078)
Other interest income, net	106	169	225	362
Non-operating (expense) income, net	(23)	1,580	416	1,211
Income tax (expense) benefit	(27)	4	(29)	(10)
Total segment loss	$(26,558)	$(28,478)	$(75,950)	$(55,450)

_______________________________________
(1) Other segment expenses are primarily comprised of insurance, loss on asset disposal, amortization and depreciation, rent and utilities, lab supplies, product development, and selling and marketing expenses.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of June 30, 2025, and 2024, the Company did not hold any short-term investments.

The following table illustrates customer concentration as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Concentration of revenue greater than 10% of total company revenues	2025	2024	2025	2024
Customer A	79.8%	73.8%	82.1%	57.2%
Customer B	13.6%	14.6%	13.6%	17.1%
Customer C	6.4%	11.4%	4.1%	22.6%

The following table illustrates customer concentration as a percentage of total accounts receivable:

Concentration of accounts receivable greater than 10% of the total accounts receivable balance	June 30, 2025	December 31, 2024
Customer A	84.0%	87.0%
Customer B	13.3%	13.0%

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact on the financial statements.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2025, and 2024.
Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025				December 31, 2024
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,082	$—	$—	$10,082	$1,058	$—	$—	$1,058
Total	$10,082	$—	$—	$10,082	$1,058	$—	$—	$1,058

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	June 30, 2025				December 31, 2024
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$71	$71	$—	$—	$2,268	$2,268
Total	$—	$—	$71	$71	$—	$—	$2,268	$2,268

The following table summarizes the Common Warrants activity for the six months ended June 30, 2025:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2024	$2,268
Issued	—
Reclassified to stockholders' equity	(1,742)
Change in fair value	(455)
Balance as of June 30, 2025	$71

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income (expense), net in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025.

Furthermore, as a result of the Company obtaining the requisite approval from its stockholders on May 22, 2025, with respect to those 2024 Common Warrants held by Mr. Riggs, the Company reclassified the fair value of 98,040 2024 Common Warrants of $0.1 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.1 million between March 31, 2025, and May 23, 2025, is reflected in non-operating income (expense), net in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of June 30, 2025	As of December 31, 2024
Estimated fair value of common warrants per share	$0.04 - $0.65	$0.39 - $1.70
Assumptions:
Risk-free interest rate	3.7%	4.2% - 4.3%
Expected volatility	113.2% - 114.7%	111.0% - 118.1%
Expected term to liquidation (in years)	2.1 - 4.0	2.6 - 4.5

The estimated fair values of the 2024 Common Warrants on the January 2025 and May 2025 reclassification dates, and the assumptions used for the Black-Scholes option pricing model were as follows:

	May 2025 Modification	January 2025 Modifications
Estimated fair value of common warrants per share (1) (2)	$1.55	$1.34 - $1.55
Assumptions:
Risk-free interest rate	4.0%	4.4%
Expected volatility	111.9%	111.4%
Expected term to liquidation (in years)	4.1	4.4

________________________________________________
(1) The May 23, 2025 Modification represents the 98,040 2024 Common Warrants held by Mr. Riggs, which were amended on May 23, 2025. The stock price immediately prior to the May 2025 Modification was $2.72 per share of Class A Common Stock.
(2) For the January 2025 Modifications, the $1.34 fair value per share represents the 550,000 2024 Common Warrants amended on January 22, 2025, and the $1.55 fair value per share represents 550,000 2024 Common Warrants amended on January 24, 2025. The stock price immediately prior to the January 2025 Modifications was $2.31 per share of Class A Common Stock and $2.60 per share of Class A Common Stock, respectively.
As of June 30, 2025, the Company had no other financial instruments measured at fair value.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of June 30, 2025	As of December 31, 2024
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	4,256	4,256
Office furniture and equipment	5 - 10	15,087	15,064
Computer equipment and software	3 - 5	4,530	4,520
Assets in progress	N/A	363	216
Total property, plant, and equipment		25,136	24,956
Less accumulated depreciation and amortization		(15,753)	(13,517)
Total		$9,383	$11,439

Depreciation and amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Depreciation and amortization expense	$1,093	$1,274	$2,245	$2,583

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents future economic benefits arising from acquiring Cibus Global, LLC, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Goodwill is as follows:

In Thousands	Goodwill
Balance as of December 31, 2024
Goodwill	$585,266
Accumulated impairment losses	(331,800)
253,466
Impairment for the six months ending June 30, 2025	(20,950)
Balance as of June 30, 2025
Goodwill	585,266
Accumulated impairment losses	(352,750)
$232,516

During the six months ended June 30, 2025, the Company determined its goodwill was impaired by $21.0 million, which was recorded in the accompanying condensed consolidated statements of operations. There was no goodwill impairment during the six months ended June 30, 2024.

A Triggering Event that could indicate impairment and necessitate an evaluation of goodwill includes, but is not limited to, macroeconomic conditions, industry and market considerations, increases in Cibus’ costs, commercial performance relative to strategic initiatives, adverse regulatory developments, or the deterioration of the market price of Cibus’ Class A Common Stock.

To the extent a Triggering Event occurs and Cibus concludes that goodwill has become further impaired, Cibus may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on the Company’s future operating results and financial position.

Intangible Assets

Intangible assets as of June 30, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,474	$12,674
Trade name	22,230	2,315	19,915
Total	$36,378	$3,789	$32,589

Intangible assets as of December 31, 2024, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,120	$13,028
Trade name	22,230	1,760	20,470
Other	150	70	80
Total	$36,528	$2,950	$33,578

Total amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Amortization expense	$454	$459	$909	$917

As of June 30, 2025, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2025	$910
2026	1,819
2027	1,819
2028	1,819
2029	1,819
2030	1,819
Thereafter	22,584
Total future amortization expense	$32,589

5. STOCKHOLDERS’ EQUITY

2024 Common Warrants

In a follow-on offering in June of 2024, the Company issued 2024 Common Warrants to purchase up to 1,298,040 shares of Class A Common Stock. The 2024 Common Warrants were immediately exercisable upon issuance at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs) until fully exercised, subject to beneficial ownership limitations, with an expiration date five years after their date of issuance.

The 2024 Common Warrants were recorded as a liability in the Company’s condensed consolidated balance sheets. At closing, the terms of the 2024 Common Warrants provided that they could be redeemed at the Company’s option at any time following the occurrence of (i) the Company’s public announcement of an operational Soybean platform and (ii) the first date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $20.00 per share for fifteen consecutive trading days, at a redemption price of $0.0001 per 2024 Common Warrant.

Certain investors in the January 2025 Follow-On Offering (as described below) were, at the time of that offering, holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. Concurrent with the January 2025 Follow-On Offering, the Company agreed to a Warrant Amendment Agreement to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to Mr. Riggs, was conditioned on, and was not effective until, the trading day after the Company obtained the requisite approval from its stockholders, which occurred on May 22, 2025.

As a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million in January 2025 and, further upon the Company obtaining requisite approval from its shareholders, 98,040 2024 Common Warrants of $0.1 million in May 2025 from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. As of June 30, 2025, 100,000 of the 2024 Common Warrants, which are the 2024 Common Warrants not amended by the Warrant Amendment Agreement, remain classified as a liability in the Company’s condensed consolidated balance sheets.

January 2025 Registered Direct Offering

In January 2025, the Company (i) issued 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock, issued to Mr. Riggs and other investors, the 2025 Pre-Funded Warrants to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying 2025 Common Warrant to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon approval by Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approval, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants were immediately exercisable upon issuance and are exercisable until fully exercised at their exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations included in the terms of such securities. The Company received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for placement agent commissions and other offering expenses payable by the Company.

In January 2025, 300,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 300,000 shares of its Class A Common Stock. In June 2025, 50,000 pre-funded warrants issued in December 2023 and 4,000,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 4,050,000 shares of its Class A Common Stock. As of June 30, 2025, 400,000 2025 Pre-Funded Warrants remain outstanding and exercisable.

The 2025 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

Warrant transactions for the six months ended June 30, 2025, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share [1]
Outstanding as of December 31, 2024	50,000	$0.01	1,456,523	$16.43
Issued	4,700,000	0.0001	9,040,000	2.50
Forfeited/canceled	—	—	—	—
Exercised	(4,350,000)	0.0002	—	—
Outstanding as of June 30, 2025	400,000	$0.0001	10,496,523	$3.58
Exercisable as of June 30, 2025	400,000	$0.0001	10,496,523	$3.58

________________________________________________
(1) In January 2025, the exercise price of 1,100,000 of the Common Warrants outstanding as of December 31, 2024, were amended from $10.00 per share to $2.50 per share. In May 2025, the exercise price of 98,040 of the Common Warrants outstanding as of December 31, 2024, were amended from $10.07 per share to $2.50 per share.

June 2025 SEC-Registered Public Offering

In the June 2025 Follow-On Offering, the Company issued 15,714,285 shares of its Class A Common Stock, including 5,714,286 shares issued to Mr. Riggs. The offering price for each share of Class A Common Stock was $1.75. The Company received net proceeds related to the June 2025 Follow-On Offering of approximately $25.0 million after deducting approximately $2.5 million for placement agent commissions and other offering expenses payable by the Company.

ATM Facility

During the six months ended June 30, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

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

Cibus Global Common Units

The Company’s exchange agreement sets forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, may exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units are generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The holders of Up-C Units’ ownership of Common Units represents the noncontrolling interest. During the six months ended June 30, 2025, there were 8,556 Up-C Units exchanged by holders for Class A Common Stock. During the three and six months ended June 30, 2024, there were 30,120 Up-C Units exchanged by holders for Class A Common Stock. As of June 30, 2025, there were 54,192,786 Cibus Common Units outstanding. Of the 54,192,786 Cibus Common Units outstanding, 52,480,413 are held by Cibus, Inc.

and 1,712,373 are held by the holders of Up-C Units.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2025, the Company has not issued any preferred stock.
6. STOCK-BASED COMPENSATION
The Company uses broad-based stock plans to attract and retain highly qualified officers and employees and to help ensure that management’s interests are aligned with those of its shareholders. The Company has also granted equity-based awards to directors, non-employees, and certain employees of Cellectis, formerly the Company’s largest shareholder and parent company prior to the completion of the merger with Cibus Global.
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

As of June 30, 2025, 3,493,098 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted average fair value of stock options granted	$1.92	$11.59
Assumptions:
Risk-free interest rate	4.1%	4.5%
Expected volatility	106.2% - 110.5%	99.8% - 102.5%
Expected term (in years)	5.5 - 6.0	5.0 - 5.5

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.
Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2024	127,267	$316.92	572,264	$75.44
Granted	—	—	778,704	2.32
Vested	76,842	7.61	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	(41,000)	5.75
Balance as of June 30, 2025	204,109	$200.47	1,309,968	$34.15

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$313	$249	$545	$268
As of June 30, 2025, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 9.0 years. As of June 30, 2025, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 5.4 years.
As of June 30, 2025, unrecognized compensation expense related to non-vested stock options was $2.7 million which has a weighted average remaining recognition period of 2.7 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	274,058	$31.50
Granted	—	—
Vested	(98,867)	31.50
Forfeited	(21,701)	31.50
Unvested balance as of June 30, 2025	153,490	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Fair value of shares vested	$85	$1,255	$216	$2,719
There were no RSAs granted during the six months ended June 30, 2025, or 2024.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$1,196	$2,410	$3,036	$4,856
As of June 30, 2025, unrecognized compensation expense related to RSAs was $4.8 million which has a weighted average remaining recognition period of 1.4 years.
Restricted Stock Units
The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	779,861	$7.62
Granted	397,736	2.57
Vested	(43,032)	16.59
Forfeited	(25,670)	5.75
Unvested balance as of June 30, 2025	1,108,895	$5.50
The total fair value of RSUs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Fair value of shares vested	$89	$244	$123	$629
The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025, was $2.57. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2024, was $18.60.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$469	$156	$896	$219
As of June 30, 2025, unrecognized compensation expense related to RSUs was $5.3 million which has a weighted average remaining recognition period of 3.1 years.

Certain condensed consolidated statement of operations amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$653	$779	$1,621	$1,660
Selling, general, and administrative	1,325	2,036	2,856	3,683
Total	$1,978	$2,815	$4,477	$5,343

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and six months ended June 30, 2025. No current income tax provision has been recorded for United States operations for the three and six months ended June 30, 2025, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

During the six months ended June 30, 2025, there were 8,556 Up-C Units exchanged by holders for shares of Class A Common Stock. During the three and six months ended June 30, 2024, there were 30,120 Up-C Units exchanged by holders for Class A Common Stock.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of June 30, 2025.

As of June 30, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacts significant changes to United States tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and 100 percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three months ending September 30, 2025.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease ROU asset is included in other non-current assets in the condensed consolidated balance sheets.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Finance lease costs	$30	$56	$60	$115
Operating lease costs	2,120	1,685	3,647	3,369
Total	$2,150	$1,741	$3,707	$3,484
Operating lease costs for short-term leases was not material for the three and six months ended June 30, 2025, or 2024.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
In Thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$2,509	$2,763
Financing cash flows (finance leases)	$—	$60

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2025		As of December 31, 2024
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	9.4	1.2	10.0	0.8
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%

As of June 30, 2025, future minimum payments under operating and finance leases were as follows:

In Thousands	Operating	Financing	Total
Remainder of 2025	$2,924	$120	$3,044
2026	5,046	—	5,046
2027	5,045	—	5,045
2028	5,081	—	5,081
2029	4,905	—	4,905
Thereafter	25,316	—	25,316
	48,317	120	48,437
Less: interest	(14,121)	(1)	(14,122)
Total	$34,196	$119	$34,315
Current portion	$3,038	$119	$3,157
Noncurrent portion	$31,158	$—	$31,158
Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company is not a party to any material pending legal proceedings as of June 30, 2025. Notwithstanding the foregoing, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company has accrued an estimate of $3.0 million for litigation liability. This amount represents a potential repayment of insurance coverage proceeds previously awarded to the Company. The Company continues to evaluate its options in respect of the Ninth Circuit’s decision.

9. ROYALTY LIABILITY - RELATED PARTIES

As of June 30, 2025, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2024, the Royalty Liability reflected an effective yield of 16.6 percent.

The following table summarizes the Royalty Liability activity for the six months ended June 30, 2025:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2024	$199,442
Interest expense recognized	17,045
Balance as of June 30, 2025	$216,487

The following table summarizes the Royalty Liability activity for the six months ended June 30, 2024:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	17,078
Balance as of June 30, 2024	$182,330

10. SUPPLEMENTAL INFORMATION
Supplemental condensed consolidated statement of cash flows information is as follows:

	Six Months Ended June 30,
In Thousands	2025	2024
Interest paid	$40	$69

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Six Months Ended June 30,
In Thousands	2025	2024
Property, plant, and equipment acquired through assuming liabilities	$15	$276
Unpaid stock offering costs included in stockholders’ equity	$1,763	$12
Class A common stock warrants reclassification from liability to stockholders' equity	$1,742	$—
Purchase of insurance through vendor financing	$723	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$—	$16,491

11. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is funding a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of June 30, 2025, the Company had $0.9 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2025	2024	2025	2024
Collaboration agreement revenue recognized	$745	$619	$1,614	$791

As of June 30, 2025, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $6.2 million.

12. SUBSEQUENT EVENTS

On July 21, 2025, the Board of Directors of Cibus approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus announced in June of 2025. The Company expects that the reduction in workforce will be completed by December 31, 2025, and estimates that it will incur approximately $0.5 million of one-time charges for accrued vacation and severance payments in the second half of 2025 in connection with this reduction in workforce. The Company communicated the workforce reduction to affected employees on July 23, 2025.

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

OVERVIEW AND BUSINESS UPDATE

Cibus is a leading agricultural biotechnology company that uses proprietary gene editing technologies to develop plant traits, which are specific genetic characteristics in the DNA of a plant’s seed. These plant traits, or characteristics, influence how a resulting plant functions and/or interacts with its environment.

Cibus’ Primary Business

Cibus’ primary business is the development of plant traits for some of the world’s major agricultural food crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. These plant traits can be licensed to global seed companies where the licensee company will include these traits in their seed products and for that Cibus will receive an annual royalty for seed sold, usually structured as a per-acre planted royalty. This is not a new business model as many companies have developed traits that have been added to seed products and have garnered significant royalties for their developers over many years. Importantly, farmers are well acquainted with the value of these seeds with traits. Cibus’ initial focus is on productivity traits, which can be associated with improving crop yields in the face of challenges such as weeds, pests, and diseases, can address environmental challenges with an overall reduction in the use of chemicals like fungicides, insecticides, or fertilizers, or can make crops more adaptable to environmental factors such as heat and drought in the face of climate change. In the near term, Cibus’ priority pipeline program centers on Rice herbicide tolerance traits.

Priority Programs

In June of 2025, building on efficiencies from restructuring initiatives introduced in late 2024 to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice. The Company believes its Rice herbicide tolerance traits represent potential annual accessible royalties of over $200 million upon full commercialization across target markets.

Alongside its fully Company-funded Rice program, Cibus also continues to advance its bio-based fermentation biofragrance products program and its crop based sustainable ingredients work, the development of which are currently partially funded and/or supported by a consumer-packaged goods partner.

The Company anticipates that the cost reduction actions announced to date, including rationalizing human capital resources and certain non-core facilities, have the potential to reduce the Company’s annual net cash usage to approximately $30.0 million by 2026, which is expected to contribute to improved cash flow and financial stability. Cibus plans to complete the implementation of this streamlined approach and related cost reduction actions over the remainder of 2025.

Opportunity Programs

The Company retains the rights to the remainder of its productivity trait portfolio and will opportunistically pursue partner-funded projects in such traits until such time as the Company’s capital resources are sufficient to efficiently support a more robust development effort. Development activities to date, such as in-process field and greenhouse trials, will continue through completion.

Cibus’ Technologies

Cibus’ core technology is its propriety gene editing platform called the Rapid Trait Development System™ or RTDS®. It is the underlying technology for Cibus’ Trait Machine™ process, providing a standardized end-to-end, semi-automated, high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a time bound, reproducible, and predictable science-based breeding process. The RTDS can accelerate a plant breeding system, leading to a more industrialized approach to traits like herbicide tolerance (HT), which provide farmers with novel weed management solutions to increase their productivity. Over 500 patents or patents pending cover RTDS and many of the Company’s gene edited traits. The Company considers the Trait Machine process an important technological milestone that represents a breakthrough in the achievement of a standardized, high-throughput gene editing system that provides the speed, precision, and scale to develop a new class of high value productivity traits that is the promise of gene editing.

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

Business Developments Year to Date

The first half of 2025 has marked significant progress across Cibus' key platforms and initiatives and saw key regulatory validation of Cibus’ RTDS technologies in the United States and Ecuador. In January 2025, Cibus established production standards for its proprietary RTDS gene editing process across its Rice and Canola platforms, which the Company believes has the capability to edit and return customer elite germplasm with specific edits within 12 to 15 months. This important capability has been valuable with respect to advancing Cibus’ commercial strategies, particularly within Rice where the Company is engaging in discussions with prospective customers in geographies where Rice is cultivated globally.

In terms of Cibus’ progress within its product platforms, in January 2025, the Company successfully edited Soybean cells for its HT2 trait, achieving sufficiently high editing rates to enable expanded platform development. In March 2025, the Company announced the achievement of a milestone in its Rice platform, receiving field trial results for stacked gene edited herbicide tolerance traits, representing the first known trial utilizing stacked gene edited herbicide tolerance traits in Rice for improved weed management. In August 2025, the Company signed a new collaboration agreement with Semillano, a Colombian Rice seed company, to advance commercialization of Cibus' Rice herbicide tolerance traits in Latin America. The Company completed delivery of three Rice lines with the HT3 trait to an existing United States customer and remains on track for targeted initial commercial launches in Latin America beginning in 2027 and expanding to the United States in 2028.

Within its partner-funded and/or supported sustainable ingredients program, Cibus continues to meet development milestones and is on track for planned nominal revenues in 2025, with targeted commercial expansion planned in 2026.

Achievements within Cibus’ opportunity programs also highlight the Company’s strong pipeline of traits available for partnerships.

The Company also reported development progress, having competed edits in each of four modes of action (MOA) for its Sclerotinia resistance trait in Canola and continuing ongoing field tests for three of them.

Regulatory Landscape

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

On March 14, 2025, EU member states endorsed the EU Council's (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enables the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree on the final text of the legislation to be proposed for final adoption. The Polish Member State led these discussions and made important progress before handing off to the Danish leadership on June 30, 2025. The EU legislation is important as it has the potential to open a huge market and establishes a model for trade and cultivation guidelines for many countries around the world.

Management’s Summary

In summary, 2025 to date has demonstrated clear advancement of the Company’s strategy and the transformative potential of its RTDS technology platform. Cibus’ time bound and predictable approach to trait development is continuing to resonate strongly with customers and partners alike, attracting commercial interest across its platforms. Cibus is positioned at an important inflection point in the agricultural industry with regulatory progress advancing globally, the Company’s Rice traits moving into customer germplasm, and its disease resistance program showing remarkable results.

The Company has incurred net losses since its inception. As of June 30, 2025, the Company had an accumulated deficit of $803.4 million. The Company’s net loss was $76.0 million for the six months ended June 30, 2025. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

January 2025 Registered Direct Offering

In January 2025, the Company (i) issued 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock issued to Mr. Riggs and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon approval by Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approval, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants were immediately exercisable upon issuance and are exercisable until fully exercised at their exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. The Company received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for placement agent commissions and other offering expenses payable by the Company. During the six months ended June 30, 2025, 4,300,000 2025 Pre-Funded Warrants were exercised.

Certain investors in the January 2025 Follow-On Offering were, at the time of that offering, holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs). Concurrent with the January 2025 Follow-On Offering, the Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement with respect to Mr. Riggs, was conditioned on, and was not effective until, the trading day after the Company obtained the requisite approval from its stockholders, which occurred on May 22, 2025.

Resignation of Executive Officer

On February 24, 2025, Rory Riggs resigned as the Chief Executive Officer of the Company. Mr. Riggs continues to serve as a director. Pursuant to the Company’s succession planning strategy, Peter Beetham, the Company’s President and Chief Operating Officer, was appointed as Interim Chief Executive Officer while the Company’s Board of Directors initiates a search for the Company’s next Chief Executive Officer.

June 2025 SEC-Registered Public Offering

In June 2025, the Company issued 15,714,285 shares of its Class A Common Stock including 5,714,286 shares issued to Mr. Riggs (June 2025 Follow-On Offering). The offering price for each share of Class A Common Stock was $1.75. The Company received net proceeds related to the June 2025 Follow-On Offering of approximately $25.0 million after deducting approximately $2.5 million for placement agent commissions and other offering expenses payable by the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024
A summary of the Company’s results of operations for the three months ended June 30, 2025, and 2024 follows:

	Three Months Ended June 30,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$933	$838	$95	11%
Research and development	12,228	12,993	(765)	(6)%
Selling, general, and administrative	6,651	9,327	(2,676)	(29)%
Loss from operations	(17,946)	(21,482)	3,536	16%
Royalty liability interest expense - related parties	(8,668)	(8,749)	81	1%
Other interest income, net	106	169	(63)	(37)%
Non-operating (expense) income, net	(23)	1,580	(1,603)	(101)%
Loss before income taxes	(26,531)	(28,482)	1,951	7%
Income tax (expense) benefit	(27)	4	(31)	(775)%
Net loss	$(26,558)	$(28,478)	$1,920	7%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1,186)	(3,595)	2,409	67%
Net loss attributable to Cibus, Inc. stockholders	$(25,372)	$(24,883)	$(489)	(2)%
Basic and diluted net loss per share of Class A common stock	$(0.61)	$(1.14)	$0.53	46%

Revenue

Revenue was $0.9 million in the second quarter of 2025, an increase of $0.1 million from the second quarter of 2024. The increase was driven by amounts earned from collaboration agreements related to contract research for Rice and Sustainable Ingredients.

Research and Development Expense

R&D expense was $12.2 million in the second quarter of 2025, a decrease of $0.8 million from the second quarter of 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $6.6 million in the second quarter of 2025, a decrease of $2.7 million from the second quarter of 2024. The decrease was primarily due to cost reduction initiatives.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $8.7 million in the second quarter of 2025, a decrease of $0.1 million from the second quarter of 2024. The small decrease is driven by the recognition of interest expense on the Royalty Liability and is consistent with the prior year.

Other Interest Income, net

Other interest income, net was $0.1 million in the second quarter of 2025, a decrease of $0.1 million from the second quarter of 2024. The decrease was driven by lower cash balances.

Non-Operating (Expense) Income, net

Non-operating (expense) income, net was nominal in the second quarter of 2025, a decrease in income of $1.6 million from the second quarter of 2024. The decrease in income was driven by the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $1.2 million in second quarter of 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $2.4 million, from the second quarter of 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024
A summary of the Company’s results of operations for the six months ended June 30, 2025, and 2024 follows:

	Six Months Ended June 30,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$1,967	$1,383	$584	42%
Research and development	24,027	25,006	(979)	(4)%
Selling, general, and administrative	16,507	16,312	195	1%
Goodwill impairment	20,950	—	20,950	NM
Loss from operations	(59,517)	(39,935)	(19,582)	(49)%
Royalty liability interest expense - related parties	(17,045)	(17,078)	33	—%
Other interest income, net	225	362	(137)	(38)%
Non-operating income, net	416	1,211	(795)	(66)%
Loss before income taxes	(75,921)	(55,440)	(20,481)	(37)%
Income tax expense	(29)	(10)	(19)	(190)%
Net loss	$(75,950)	$(55,450)	$(20,500)	(37)%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(3,692)	(7,132)	3,440	48%
Net loss attributable to Cibus, Inc. stockholders	$(72,258)	$(48,318)	$(23,940)	(50)%
Basic and diluted net loss per share of Class A common stock	$(1.88)	$(2.26)	$0.38	17%
NM – not meaningful

Revenue

Revenue was $2.0 million in the first six months of 2025, an increase of $0.6 million from the first six months of 2024. The increase was driven by amounts earned from collaboration agreements related to contract research for Rice and Sustainable Ingredients.

Research and Development Expense

R&D expense was $24.0 million in the first six months of 2025, a decrease of $1.0 million from the first six months of 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $16.5 million in the first six months of 2025, an increase of $0.2 million from the first six months of 2024. The increase was primarily due to a $3.0 million estimated litigation liability (see Note 8 for further details) partially offset by a decrease due to cost reduction initiatives.

Goodwill Impairment

Goodwill impairment was $21.0 million in the first six months of 2025, an increase of $21.0 million from the first six months of 2024. The increase was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company’s stock price, performed in the first quarter of 2025 versus no impairment in the first six months of 2024.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $17.0 million in the first six months of 2025, a nominal decrease from the first six months of 2024. The nominal decrease is driven by the recognition of interest expense on the Royalty Liability.

Other Interest Income, net

Other interest income, net was $0.2 million in the first six months of 2025, a decrease of $0.1 million from the first six months of 2024. The decrease was driven by lower cash balances.

Non-Operating Income, net

Non-operating income, net was income of $0.4 million in the first six months of 2025, a decrease of $0.8 million from the first six months of 2024. The decrease was driven by the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $3.7 million in the first six months of 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $3.4 million from the first six months of 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

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

As of June 30, 2025, the Company had $36.5 million of cash and cash equivalents. Current liabilities were $22.4 million as of June 30, 2025. The Company incurred a net loss of $76.0 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $803.4 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Net loss	$(75,950)	$(55,450)	$(20,500)	(37)%
Royalty liability interest expense - related parties	17,045	17,078	(33)	—%
Goodwill impairment	20,950	—	20,950	NM
Depreciation and amortization	3,209	3,554	(345)	(10)%
Stock-based compensation	4,477	5,343	(866)	(16)%
Loss on disposal of assets	80	—	80	NM
Change in fair value of liability classified Class A common stock warrants	(455)	(1,190)	735	62%
Other	49	(28)	77	275%
Changes in operating assets and liabilities	5,164	165	4,999	3,030%
Net cash used in operating activities	$(25,431)	$(30,528)	$5,097	17%

NM – not meaningful

Net cash used in operating activities was $25.4 million in the first six months of 2025, a decrease in cash used of $5.1 million from the first six months of 2024. The decrease in cash used was primarily due to an increase of $5.0 million from the changes in operating assets and liabilities, which is a result of $3.0 million in higher accrued expenses balances, $1.1 million related to the rent free period of the San Diego, CA headquarters lease, and $0.6 million in lower accounts receivable balances.

The Company expects cash used in operating activities in 2025 to be lower than 2024 driven by the Restructuring Initiative (defined below under the heading Operating Capital Requirements).

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Purchases of property, plant, and equipment	(384)	(397)	13	3%
Net cash used in investing activities	$(384)	$(397)	$13	3%

Net cash used in investing activities was $0.4 million in the first six months of 2025, a nominal decrease from the first six months of 2024. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.
The Company expects cash used in investing activities in 2025 to be similar to 2024 driven by the Company’s focus to preserve capital resources for the advancement of its streamlined priority objectives.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Proceeds from issuances of securities	$50,100	$30,256	$19,844	66%
Costs incurred related to issuances of securities	(1,951)	(1,130)	(821)	(73)%
Payment of taxes related to restricted stock units withheld from employees	(39)	(214)	175	82%
Repayments of financing lease obligations	—	(60)	60	100%
Repayments of notes payable	(279)	(600)	321	54%
Net cash provided by financing activities	$47,831	$28,252	$19,579	69%

Net cash provided by financing activities was $47.8 million in the first six months of 2025, an increase of $19.6 million from the first six months of 2024. The increase was primarily due to an increase of $19.0 million of net proceeds from additional capital raised in 2025, a reduction in repayments of notes payable of $0.3 million, and a reduction in payments of taxes related to vested restricted stock units of $0.2 million.

Subject to market conditions, the Company expects cash provided by financing activities in 2025 to be higher than 2024 driven by the need to raise capital to fulfill the Company’s anticipated spending in 2025 and beyond.

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

During the six months ended June 30, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $76.0 million for the six months ended June 30, 2025, and it used $25.4 million of cash in operating activities for the six months ended June 30, 2025.

As of June 30, 2025, the Company had $36.5 million of cash and cash equivalents. Current liabilities were $22.4 million as of June 30, 2025.

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

In June of 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice. The Company anticipates that contemplated cost reduction actions, including rationalizing human capital resources and certain non-core facilities, have the potential to reduce the Company’s annual net cash burn to approximately $30.0 million by 2026, which is expected to contribute to improved cash flow and financial stability.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of June 30, 2025, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this report and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into the second quarter of 2026. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. For example, the recent decision of the Ninth Circuit Court of Appeals, as described under “Contractual Obligations, Commitments, and Contingencies,” resulted in an unplanned current liability in the amount of $3.0 million. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the ATM Facility.

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

The Company is not a party to any material pending legal proceedings as of June 30, 2025. Notwithstanding the foregoing, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company has accrued an estimate of $3.0 million for litigation liability. This amount represents a potential repayment of insurance coverage proceeds previously awarded to the Company. The Company continues to evaluate its options in respect of the Ninth Circuit’s decision.

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

As of June 30, 2025, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of June 30, 2025. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

Other than the supplemental risk factor provided below, there have been no material changes in risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025.

The Company’s Streamlined Business Focus may result in operational and strategic challenges.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Update,” the Company has decided to streamline its business focus on advancing weed management in Rice and its partner-funded and/or supported sustainable ingredients program.

Cost reduction actions associated with this streamlined focus, including rationalization of human capital resources and certain non-core facilities, may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as unplanned attrition and reduced employee morale. The Company’s ability to successfully execute on its strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm the Company’s business and operations. As a result, Cibus’ management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes. Moreover, the Company is in the process of planning cost reduction actions and there can be no assurance that the Company will be able to achieve its stated cash burn target in a timely manner, or at all, or that such changes will result in improved cash flow and financial stability.

The Company’s decision to streamline its business focus on weed management in Rice and partner-funded and/or supported sustainable ingredients program reflects management assumptions and estimates regarding the demand for end-products containing Cibus licensed intellectual property, the existence or non-existence of products being simultaneously developed by competitors, global and regional agricultural and macro-economic conditions, and potential market penetration and obsolescence, whether planned or unplanned. There can be no assurance that such management assumptions are correct, and any failure to realize such demand forecasts for Cibus’ products or downstream products containing Cibus’ intellectual property could have a material adverse effect on Cibus’ business, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, 13,350 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

On August 6, 2025, the Company’s Board of Directors appointed Mark Finn as its Chairman effective immediately.

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

10.1
Form of Securities Purchase Agreement, dated as of June 5, 2025, between Cibus, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025)

10.2	Cibus, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL (contained in Exhibit 101)

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

CIBUS, INC.

By:	/s/ Peter Beetham
Name:	Peter Beetham
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)