Form 10-Q
period 2025-09-30
Cibus, Inc.
filed 2025-11-13
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025;
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 10, 2025, there were an aggregate of 54,283,111 shares of the registrant’s common stock outstanding, comprising 52,707,626 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 102,942 restricted shares of Class A Common Stock, which remain subject to vesting), and 1,575,485 shares of the registrant’s Class B Common Stock, $0.0001 par value per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,886	$14,433
Accounts receivable	604	1,041
Prepaid expenses and other current assets	1,752	1,472
Total current assets	26,242	16,946
Property, plant, and equipment, net	8,545	11,439
Operating lease right-of-use assets	29,783	33,254
Intangible assets, net	32,134	33,578
Goodwill	232,516	253,466
Other non-current assets	1,006	1,386
Total assets	$330,226	$350,069
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$5,982	$5,964
Accrued expenses	7,338	2,281
Accrued compensation	2,655	3,309
Deferred revenue	932	932
Current portion of notes payable	662	436
Current portion of financing lease obligations	—	113
Current portion of operating lease obligations	2,703	4,287
Class A common stock warrants	59	2,268
Other current liabilities	228	288
Total current liabilities	20,559	19,878
Notes payable, net of current portion	116	226
Operating lease obligations, net of current portion	30,468	31,224
Royalty liability - related parties	225,517	199,442
Other non-current liabilities	1,537	1,468
Total liabilities	278,197	252,238
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	—	5,674
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 52,763,134 shares issued and 52,566,650 shares outstanding as of September 30, 2025, and 28,258,258 shares issued and 27,939,023 shares outstanding as of December 31, 2024	11	9
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; 1,697,855 shares issued and outstanding as of September 30, 2025, and 1,720,929 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	879,380	825,298
Class A common stock in treasury, at cost; 81,133 shares as of September 30, 2025, and 45,177 shares as of December 31, 2024	(2,070)	(1,999)
Accumulated deficit	(826,965)	(731,166)
Accumulated other comprehensive income	45	15
Total Cibus, Inc. stockholders' equity	50,401	92,157
Noncontrolling interest	1,628	—
Total stockholders’ equity	52,029	92,157
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$330,226	$350,069

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue	$615	$1,667	$2,582	$3,050
Total revenue	615	1,667	2,582	3,050
Operating expenses:
Research and development	10,784	12,990	34,811	37,996
Selling, general, and administrative	5,269	7,682	21,776	23,994
Goodwill impairment	—	181,432	20,950	181,432
Total operating expenses	16,053	202,104	77,537	243,422
Loss from operations	(15,438)	(200,437)	(74,955)	(240,372)
Royalty liability interest expense - related parties	(9,030)	(8,875)	(26,075)	(25,953)
Other interest income, net	158	160	383	522
Non-operating income, net	1	7,706	417	8,917
Loss before income taxes	(24,309)	(201,446)	(100,230)	(256,886)
Income tax benefit (expense)	6	(13)	(23)	(23)
Net loss	$(24,303)	$(201,459)	$(100,253)	$(256,909)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(762)	(21,491)	(4,454)	(28,623)
Net loss attributable to Cibus, Inc. stockholders	$(23,541)	$(179,968)	$(95,799)	$(228,286)
Basic and diluted net loss per share of Class A common stock	$(0.44)	$(7.63)	$(2.21)	$(10.33)
Weighted average shares of Class A common stock outstanding – basic and diluted	52,925,776	23,586,746	43,264,590	22,105,979

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(24,303)	$(201,459)	$(100,253)	$(256,909)
Foreign currency translation adjustments	2	6	31	(27)
Comprehensive loss	(24,301)	(201,453)	(100,222)	(256,936)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(762)	(21,491)	(4,453)	(28,627)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(23,539)	$(179,962)	$(95,769)	$(228,309)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at June 30, 2025	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476
Net loss	—	—	—	—	—	—	(23,541)	—	(23,541)	(762)	(24,303)
Stock-based compensation	—	—	—	—	1,886	—	—	—	1,886	—	1,886
Issuance of common stock upon vesting of restricted stock awards and units	94,325	—	—	—	—	—	—	—	—	—	—
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(22,606)	—	—	—	—	(32)	—	—	(32)	—	(32)
Change in noncontrolling interest including issuance of common stock upon exchange of common units	14,518	—	(14,518)	—	(37)	—	—	—	(37)	37	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	2	—	2
Balance at September 30, 2025	52,566,650	$11	1,697,855	$—	$879,380	$(2,070)	$(826,965)	$45	$50,401	$1,628	$52,029

		Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2024	$36,572	23,015,417	$8	3,112,516	$—	$800,606	$(1,999)	$(528,096)	$(21)	$270,498
Net loss	(21,491)	—	—	—	—	—	—	(179,968)	—	(179,968)
Stock-based compensation	—	—	—	—	—	2,687	—	—	—	2,687
Issuance of common stock upon vesting of restricted stock awards and units	—	76,859	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	47,401	—	—	—	429	—	—	—	429
Issuance of common stock in registered offering, net	—	3,289,953	—	—	—	12,148	—	—	—	12,148
Change in redeemable noncontrolling interest	(2,340)	—	—	—	—	2,340	—	—	—	2,340
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	6	6
Balance at September 30, 2024	$12,741	26,429,630	$8	3,112,516	$—	$818,210	$(1,999)	$(708,064)	$(15)	$108,140

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(95,799)	—	(95,799)	(4,454)	(100,253)
Stock-based compensation	—	—	—	—	—	6,363	—	—	—	6,363	—	6,363
Issuance of common stock upon vesting of restricted stock awards and units	—	236,224	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	20,054,285	2	—	—	46,384	—	—	—	46,386	—	46,386
Issuance of common stock upon exercise of pre-funded warrants	—	4,350,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders' equity	—	—	—	—	—	1,742	—	—	—	1,742	—	1,742
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(35,956)	—	—	—	—	(71)	—	—	(71)	—	(71)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	23,074	—	(23,074)	—	(407)	—	—	—	(407)	407	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	30	30	1	31
Balance at September 30, 2025	$—	52,566,650	$11	1,697,855	$—	$879,380	$(2,070)	$(826,965)	$45	$50,401	$1,628	$52,029

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2024	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470
Net loss	(28,623)	—	—	—	—	—	—	(228,286)	—	(228,286)
Stock-based compensation	—	—	—	—	—	8,030	—	—	—	8,030
Issuance of common stock upon vesting of restricted stock awards and units	—	281,648	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	974,727	—	—	—	16,921	—	—	—	16,921
Issuance of common stock in registered offering, net	—	4,587,993	—	—	—	14,786	—	—	—	14,786
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)
Change in redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(3,456)	30,120	—	(30,120)	—	3,456	—	—	—	3,456
Foreign currency translation adjustments	(4)	—	—	—	—	—	—	—	(23)	(23)
Balance at September 30, 2024	$12,741	26,429,630	$8	3,112,516	$—	$818,210	$(1,999)	$(708,064)	$(15)	$108,140

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(100,253)	$(256,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	26,075	25,953
Goodwill impairment	20,950	181,432
Depreciation and amortization	4,629	5,211
Stock-based compensation	6,363	8,030
Loss on disposal of assets	84	—
Change in fair value of liability classified Class A common stock warrants	(467)	(8,908)
Other	45	(16)
Changes in operating assets and liabilities:
Accounts receivable	437	(660)
Prepaid expenses and other current assets	659	412
Accounts payable	210	838
Accrued expenses	3,511	1,304
Accrued compensation	(674)	(628)
Deferred revenue	(5)	(133)
Right-of-use assets and lease obligations, net	1,130	302
Other assets and liabilities, net	135	(276)
Net cash used in operating activities	(37,171)	(44,048)
Investing activities
Purchases of property, plant, and equipment	(492)	(752)
Net cash used in investing activities	(492)	(752)
Financing activities
Proceeds from issuances of securities	50,100	43,902
Costs incurred related to issuances of securities	(2,202)	(1,869)
Payment of taxes related to restricted stock units withheld from employees	(71)	(214)
Repayments of financing lease obligations	(113)	(174)
Repayments of notes payable	(608)	(741)
Net cash provided by financing activities	47,106	40,904
Effect of exchange rate changes on cash and cash equivalents	10	2
Net increase (decrease) in cash and cash equivalents	9,453	(3,894)
Cash and cash equivalents – beginning of period	14,433	32,699
Cash and cash equivalents – end of period	$23,886	$28,805

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

The Company is organized in an “Up-C” structure, and the Company’s only material asset consists of common membership units of Cibus Global (Common Units). The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. For holders of Class B Common Stock, each share of Class B Common Stock is paired with a Common Unit (collectively, an Up-C Unit). During the first quarter of 2025, certain holders of Class B Common Stock exchanged their Up-C Units for Class A Common Stock. As a result, the redemption of the noncontrolling interest is now considered to be within the control of the Company for accounting purposes, and the noncontrolling interest was reclassified from mezzanine equity to permanent equity in the first quarter of 2025. As of September 30, 2025, the Common Unit holders of the noncontrolling interest owned approximately 3 percent of the outstanding Common Units of Cibus Global with the remaining approximately 97 percent of Common Units of Cibus Global held by Cibus.

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

Share information related to the Company’s common stock as of September 30, 2025, is as follows:

	Class A Common Stock	Class B Common Stock	Total Common Stock
Authorized	210,000,000	90,000,000	300,000,000
Issued	52,763,134	1,697,855	54,460,989
Outstanding	52,566,650	1,697,855	54,264,505

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

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $100.3 million and cash used in operating activities was $37.2 million for the nine months ended September 30, 2025. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of September 30, 2025, the Company had $23.9 million of cash and cash equivalents and $20.6 million of current liabilities.

The Company anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings (which may include a future at-the-market financing facility or other continuous offering facility), or (v) a combination of the foregoing.

On January 2, 2024, the Company entered into a Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel) for an at-the -market facility having an aggregate offering price of up to $80.0 million (ATM Facility). During the nine months ended September 30, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility, which the Company terminated during the third quarter of 2025.

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

In June 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

On July 21, 2025, the Board of Directors of Cibus approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company expects that the reduction in workforce will be completed by December 31, 2025. The Company communicated the workforce reduction to affected employees on July 23, 2025. For the three and nine months ended September 30, 2025, the Company incurred approximately $0.2 million of one-time charges for severance related expenses, which was recorded within operating expenses in the accompanying condensed consolidated statements of operations. The Company estimates an immaterial amount of one-time charges for severance related expenses in the fourth quarter of 2025 as the remainder of this reduction in workforce is completed.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company evaluates long-lived assets and finite-lived intangible assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets and finite-lived intangible assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the first quarter of 2025, the Company experienced a Triggering Event and assessed its long-lived assets and finite-lived intangible assets for impairment and concluded the undiscounted future cash flows for these assets exceeded their net book values. As a result, the asset group was recoverable. The Company has not recognized any impairment losses related to long-lived assets or finite-lived intangible assets for the three and nine months ended September 30, 2025, and 2024.

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

During the first quarter of 2025, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The Company’s future cash flow projections include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the Company’s stock price as of March 31, 2025, to calculate the fair value of the reporting unit using a long-term growth rate of 3 percent and a discount rate of 47 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $21.0 million for the three months ended March 31, 2025, which is recorded in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company determined its goodwill was impaired by $181.4 million, which was recorded in the accompanying condensed consolidated statements of operations.

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.1 million in contract assets as of September 30, 2025, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. There was a nominal amount in contract assets as of December 31, 2024.

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

The following table represents the deferred revenue activity for the three months ended September 30, 2025:

In Thousands	Deferred Revenue
Balance as of June 30, 2025	$918
Consideration earned	(615)
Consideration received	629
Balance as of September 30, 2025	$932

The following table represents the deferred revenue activity for the three months ended September 30, 2024:

In Thousands	Deferred Revenue
Balance as of June 30, 2024	$1,623
Consideration earned	(1,667)
Consideration received	1,126
Balance as of September 30, 2024	$1,082

The following table represents the deferred revenue activity for the nine months ended September 30, 2025:

In Thousands	Deferred Revenue
Balance as of December 31, 2024	$932
Consideration earned	(2,582)
Consideration received	2,582
Balance as of September 30, 2025	$932

For the nine months ended September 30, 2025, $0.9 million of the deferred revenue balance as of December 31, 2024, was recognized as revenue in the accompanying condensed consolidated statements of operations.

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

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Share and Per Share Amounts	2025	2024	2025	2024
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(23,541)	$(179,968)	$(95,799)	$(228,286)
Denominator:
Weighted average shares of Class A common stock outstanding	52,525,776	23,536,746	40,825,945	22,055,979
Effect of pre-funded warrants	400,000	50,000	2,438,645	50,000
Weighted average shares of Class A common stock outstanding – basic and diluted	52,925,776	23,586,746	43,264,590	22,105,979
Basic and diluted net loss per share of Class A common stock	$(0.44)	$(7.63)	$(2.21)	$(10.33)

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

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of September 30,
	2025	2024
Stock options outstanding	1,383,856	150,899
Unvested restricted stock units	1,566,701	115,541
Unvested restricted stock awards	115,351	392,097
Common warrants	10,496,523	1,456,523
Total	13,562,431	2,115,060

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

2024 Common Warrants

The Common Warrants in the table above include 1,298,040 outstanding 2024 Common Warrants which, at the time of issuance, were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs) until fully exercised, subject to beneficial ownership limitations, with an expiration date five years after their date of issuance. All of the 2024 Common Warrants were initially recorded as a liability in the Company’s condensed consolidated balance sheets. As of September 30, 2025, 100,000 of the 2024 Common Warrants, which were not amended by the Warrant Amendment Agreement (defined below), remain classified as a liability in the Company’s condensed consolidated balance sheets.

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

Class A Common Stock Warrants

The Common Warrants which remain recorded as a liability in the Company’s condensed consolidated balance sheets under the heading Class A common stock warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Class A common stock warrants in non-operating income, net in its condensed consolidated statements of operations.

Segment Reporting

Cibus has one reportable segment as it only reports operating results on an aggregated basis to the Interim Chief Executive Officer who serves as the Chief Operating Decision Maker (CODM). Cibus derives revenue and manages the business activities on a consolidated basis. For the three and nine months ended September 30, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing R&D services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

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

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Revenue	$615	$1,667	$2,582	$3,050
Less:
Personnel expenses	6,641	7,614	20,189	22,129
Professional fees	1,027	2,497	9,158	9,030
Stock-based compensation	1,886	2,687	6,363	8,030
Goodwill impairment	—	181,432	20,950	181,432
Other segment expenses (1)	6,499	7,874	20,877	22,801
Total operating expenses	16,053	202,104	77,537	243,422
Loss from operations	(15,438)	(200,437)	(74,955)	(240,372)
Royalty liability interest expense - related parties	(9,030)	(8,875)	(26,075)	(25,953)
Other interest income, net	158	160	383	522
Non-operating income, net	1	7,706	417	8,917
Income tax benefit (expense)	6	(13)	(23)	(23)
Total segment loss	$(24,303)	$(201,459)	$(100,253)	$(256,909)

_______________________________________
(1) Other segment expenses are primarily comprised of insurance, loss on asset disposal, amortization and depreciation, rent and utilities, lab supplies, product development, and selling and marketing expenses.

Concentrations of Credit Risk
The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its condensed consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of September 30, 2025, and 2024, the Company did not hold any short-term investments.

The following table illustrates customer concentration as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Concentration of revenue greater than 10% of total company revenues	2025	2024	2025	2024
Customer A	62.7%	86.9%	77.4%	73.4%
Customer B	22.0%	8.1%	15.6%	12.2%
Customer C	15.0%	5.0%	6.7%	13.0%

The following table illustrates customer concentration as a percentage of total accounts receivable:

Concentration of accounts receivable greater than 10% of the total accounts receivable balance	September 30, 2025	December 31, 2024
Customer A	75.1%	87.0%
Customer B	24.9%	13.0%

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2025, and 2024.

Fair Value Measurements and Financial Statement Presentation

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025				December 31, 2024
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$—	$—	$—	$—	$1,058	$—	$—	$1,058
Total	$—	$—	$—	$—	$1,058	$—	$—	$1,058

________________________________________________
(1) Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

	September 30, 2025				December 31, 2024
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$59	$59	$—	$—	$2,268	$2,268
Total	$—	$—	$59	$59	$—	$—	$2,268	$2,268

The following table summarizes the Common Warrants activity for the nine months ended September 30, 2025:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2024	$2,268
Issued	—
Reclassified to stockholders' equity	(1,742)
Change in fair value	(467)
Balance as of September 30, 2025	$59

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

Furthermore, as a result of the Company obtaining the requisite approval from its stockholders on May 22, 2025, with respect to those 2024 Common Warrants held by Mr. Riggs, the Company reclassified the fair value of 98,040 2024 Common Warrants of $0.1 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.1 million between March 31, 2025, and May 23, 2025, is reflected in non-operating income, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of September 30, 2025	As of December 31, 2024
Estimated fair value of common warrants per share	$0.01 - $0.57	$0.39 - $1.70
Assumptions:
Risk-free interest rate	3.6%	4.2% - 4.3%
Expected volatility	102.2% - 116.2%	111.0% - 118.1%
Expected term to liquidation (in years)	1.9 - 3.7	2.6 - 4.5

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
As of September 30, 2025, the Company had no other financial instruments measured at fair value.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of September 30, 2025	As of December 31, 2024
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	3,257	4,256
Office furniture and equipment	5 - 10	15,114	15,064
Computer equipment and software	3 - 5	4,737	4,520
Assets in progress	N/A	234	216
Total property, plant, and equipment		24,242	24,956
Less accumulated depreciation and amortization		(15,697)	(13,517)
Total		$8,545	$11,439

Depreciation and amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Depreciation and amortization expense	$939	$1,172	$3,184	$3,755

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents future economic benefits arising from acquiring Cibus Global, LLC, primarily due to its strong market position and its assembled workforce that are not individually identified and separately recognized as intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Goodwill is as follows:

In Thousands	Goodwill
Balance as of December 31, 2024
Goodwill	$585,266
Accumulated impairment losses	(331,800)
253,466
Impairment for the nine months ending September 30, 2025	(20,950)
Balance as of September 30, 2025
Goodwill	585,266
Accumulated impairment losses	(352,750)
$232,516

During the nine months ended September 30, 2025, the Company determined its goodwill was impaired by $21.0 million, which was recorded in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company determined its goodwill was impaired by $181.4 million, which was recorded in the accompanying condensed consolidated statements of operations.

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

Intangible Assets

Intangible assets as of September 30, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,651	$12,497
Trade name	22,230	2,593	19,637
Total	$36,378	$4,244	$32,134

Intangible assets as of December 31, 2024, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,120	$13,028
Trade name	22,230	1,760	20,470
Other	150	70	80
Total	$36,528	$2,950	$33,578

Total amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Amortization expense	$455	$458	$1,364	$1,375

As of September 30, 2025, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2025	$455
2026	1,819
2027	1,819
2028	1,819
2029	1,819
2030	1,819
Thereafter	22,584
Total future amortization expense	$32,134

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

As a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million in January 2025 and, further upon the Company obtaining requisite approval from its shareholders, 98,040 2024 Common Warrants of $0.1 million in May 2025 from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. As of September 30, 2025, 100,000 of the 2024 Common Warrants, which are the 2024 Common Warrants not amended by the Warrant Amendment Agreement, remain classified as a liability in the Company’s condensed consolidated balance sheets.

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

In January 2025, 300,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 300,000 shares of its Class A Common Stock. In June 2025, 50,000 pre-funded warrants issued in December 2023 and 4,000,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 4,050,000 shares of its Class A Common Stock. As of September 30, 2025, 400,000 2025 Pre-Funded Warrants remain outstanding and exercisable.

The 2025 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

Warrant transactions for the nine months ended September 30, 2025, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share [1]
Outstanding as of December 31, 2024	50,000	$0.01	1,456,523	$16.43
Issued	4,700,000	0.0001	9,040,000	2.50
Forfeited/canceled	—	—	—	—
Exercised	(4,350,000)	0.0002	—	—
Outstanding as of September 30, 2025	400,000	$0.0001	10,496,523	$3.58
Exercisable as of September 30, 2025	400,000	$0.0001	10,496,523	$3.58

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

Up-C Unit exchanges during the three and nine months ended September 30, 2025, and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Up-C Units exchanged by holders for Class A Common Stock	14,518	—	23,074	30,120

As of September 30, 2025, there were 54,264,505 Cibus Common Units outstanding. Of the 54,264,505 Cibus Common Units outstanding, 52,566,650 are held by Cibus, Inc. and 1,697,855 are held by the holders of Up-C Units.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025, the Company has not issued any preferred stock.
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

As of September 30, 2025, 2,903,794 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted average fair value of stock options granted	$1.84	$11.59
Assumptions:
Risk-free interest rate	3.6% - 4.1%	4.5%
Expected volatility	106.2% - 110.5%	99.8% - 102.5%
Expected term (in years)	5.3 - 6.0	5.0 - 5.5

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2024	127,267	$316.92	572,264	$75.44
Granted	—	—	861,426	2.23
Vested	116,272	5.77	—	—
Exercised	—	—	—	—
Expired	(8,834)	369.25	(8,834)	369.25
Forfeited	—	—	(41,000)	5.75
Balance as of September 30, 2025	234,705	$160.81	1,383,856	$30.05
Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$314	$78	$859	$346
As of September 30, 2025, options outstanding had no aggregate intrinsic value and a weighted average remaining contractual term of 8.8 years. As of September 30, 2025, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 6.1 years.
As of September 30, 2025, unrecognized compensation expense related to non-vested stock options was $2.5 million which has a weighted average remaining recognition period of 2.5 years.
Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally 2 months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	274,058	$31.50
Granted	—	—
Vested	(135,621)	31.50
Forfeited	(23,086)	31.50
Unvested balance as of September 30, 2025	115,351	$31.50
The total fair value of RSAs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Fair value of shares vested	$51	$511	$267	$3,230

There were no RSAs granted during the nine months ended September 30, 2025, or 2024.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$1,101	$2,418	$4,137	$7,274
As of September 30, 2025, unrecognized compensation expense related to RSAs was $3.6 million which has a weighted average remaining recognition period of 1.3 years.
Restricted Stock Units
The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	779,861	$7.62
Granted	924,013	1.90
Vested	(100,603)	11.33
Forfeited	(36,570)	5.75
Unvested balance as of September 30, 2025	1,566,701	$4.05
The total fair value of RSUs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Fair value of shares vested	$86	$—	$209	$629
The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025, was $1.90. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2024, was $18.60.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense	$471	$191	$1,367	$410
As of September 30, 2025, unrecognized compensation expense related to RSUs was $5.1 million which has a weighted average remaining recognition period of 3.0 years.

Certain condensed consolidated statement of operations amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$556	$807	$2,177	$2,467
Selling, general, and administrative	1,330	1,880	4,186	5,563
Total	$1,886	$2,687	$6,363	$8,030

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and nine months ended September 30, 2025. No current income tax provision has been recorded for United States operations for the three and nine months ended September 30, 2025, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability has been recorded as of September 30, 2025.

As of September 30, 2025, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacts significant changes to United States tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and 100 percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company’s tax expense or effective income tax rate given the Company’s full valuation allowance position.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease ROU asset is included in other non-current assets in the condensed consolidated balance sheets.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Finance lease costs	$29	$30	$89	$145
Operating lease costs	1,643	1,839	5,290	5,208
Total	$1,672	$1,869	$5,379	$5,353
Operating lease costs for short-term leases was not material for the three and nine months ended September 30, 2025, or 2024.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
In Thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$4,162	$3,448
Financing cash flows (finance leases)	$120	$174

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2025		As of December 31, 2024
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	9.3	0.9	10.0	0.8
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%

As of September 30, 2025, future minimum payments under operating leases were as follows:

In Thousands	Operating
Remainder of 2025	$1,270
2026	5,046
2027	5,046
2028	5,081
2029	4,905
Thereafter	25,316
46,664
Less: interest	(13,493)
Total	$33,171
Current portion	$2,703
Noncurrent portion	$30,468
Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company is not a party to any material pending legal proceedings as of September 30, 2025. Notwithstanding the foregoing, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company has accrued $2.6 million for litigation liability. This amount represents a repayment to be made in the fourth quarter of 2025 of insurance coverage proceeds previously awarded to the Company.

9. ROYALTY LIABILITY - RELATED PARTIES

As of September 30, 2025, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2024, the Royalty Liability reflected an effective yield of 16.6 percent.

The following table summarizes the Royalty Liability activity for the nine months ended September 30, 2025:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2024	$199,442
Interest expense recognized	26,075
Balance as of September 30, 2025	$225,517

The following table summarizes the Royalty Liability activity for the nine months ended September 30, 2024:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	25,953
Balance as of September 30, 2024	$191,205

10. SUPPLEMENTAL INFORMATION
Supplemental condensed consolidated statement of cash flows information is as follows:

	Nine Months Ended September 30,
In Thousands	2025	2024
Interest paid	$62	$94

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended September 30,
In Thousands	2025	2024
Property, plant, and equipment acquired through assuming liabilities	$12	$239
Unpaid stock offering costs included in stockholders’ equity	$1,512	$342
Class A common stock warrants reclassification from liability to stockholders' equity	$1,742	$—
Purchase of insurance through vendor financing	$723	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$—	$16,491

11. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is funding a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of September 30, 2025, the Company had $0.9 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606, and it will recognize revenue over time proportional to the R&D activities performed by the Company related to the collaboration agreement.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2025	2024	2025	2024
Collaboration agreement revenue recognized	$386	$1,447	$2,000	$2,238

As of September 30, 2025, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $6.5 million.

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

Priority Programs

In June 2025, building on efficiencies from restructuring initiatives introduced in late 2024 to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

On July 21, 2025, the Board of Directors of Cibus approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company expects that the reduction in workforce will be completed by December 31, 2025. The Company believes its Rice herbicide tolerance traits represent potential annual accessible royalties of over $200 million upon full commercialization across target markets.

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

Business Developments Year to Date

The first nine months of 2025 have marked significant progress across Cibus' key platforms and initiatives and saw key regulatory validation of Cibus’ RTDS technologies in the United States and Ecuador. In January 2025, Cibus established production standards for its proprietary RTDS gene editing process across its Rice and Canola platforms, which the Company believes has the capability to edit and return customer elite germplasm with specific edits within 12 to 15 months. This important capability has been valuable with respect to advancing Cibus’ commercial strategies, particularly within Rice where the Company is engaging in discussions with prospective customers in geographies where Rice is cultivated globally.

In terms of Cibus’ progress within its product platforms, in January 2025, the Company successfully edited Soybean cells for its HT2 trait, achieving sufficiently high editing rates to enable expanded platform development. In March 2025, the Company announced the achievement of a milestone in its Rice platform, receiving field trial results for stacked gene edited herbicide tolerance traits, representing the first known trial utilizing stacked gene edited herbicide tolerance traits in Rice for improved weed management. In July 2025, the Company signed a material transfer agreement with Semillano, a Colombian Rice seed company, to advance commercialization of Cibus' Rice herbicide tolerance traits in Latin America. In August 2025, the Company also signed a material transfer agreement with Centro Internacional de Agricultura Tropical (CIAT), which works with the Latin American Fund for Irrigated Rice (FLAR) and participates in the Hybrid Rice Consortium for Latin America (HIAAL), to provide its HT3 clethodim herbicide tolerance trait to be introduced into HIAAL's elite rice germplasm, representing significant expanded market access across Latin America. In October 2025, the Company entered an agreement engaging AgVayā to develop a comprehensive strategy to expand Cibus’ presence in India — the world’s second-largest producer and the largest exporter of rice, with approximately 125 million acres under cultivation. The engagement will focuses on enabling joint development and commercialization of advanced herbicide and sustainability traits, creating opportunities for Indian rice seed companies and public agencies to integrate cutting-edge gene editing solutions. The Company completed delivery of three Rice lines with the HT3 trait to an existing United States customer and remains on track for targeted initial commercial launches in Latin America beginning in 2027 and expanding to the United States in 2028.

Within its partner-funded and/or supported sustainable ingredients program, Cibus successfully completed pre-commercial pilot runs with its fermentation contractor during the third quarter 2025. The Company received initial payments (partially offsetting related R&D expenses) in the fourth quarter 2025, marking the Company's first payment from this program and representing an important validation milestone. Cibus is positioned for targeted commercial expansion planned in 2026.

Achievements within Cibus’ opportunity programs also highlight the Company’s strong pipeline of traits available for partnerships. For instance, in the third quarter of 2025,the Company completed its 2025 North American field trials, initiated this past spring, for HT2 herbicide tolerance and pod shatter reduction (PSR) in Winter Oilseed Rape (WOSR - winter canola) initiated in the fall of 2024, demonstrating encouraging performance, positioning these traits for potential future partner development. In October 2025, Cibus announced positive field trial results for second-generation herbicide tolerance (HT2) edited Canola. Following successful greenhouse evaluations, Cibus conducted HT2 Canola field trials during the 2025 growing season at two United States locations, confirming both acceptable herbicide resistance of this improved version of the HT2 trait and similar yield to the unedited parent. The HT2 trait can be stacked with other herbicide resistance traits, giving growers additional options and greater flexibility in weed management. HT2 will be offered to potential seed licensing partners for introduction into commercial Canola seed products.

The Company also reported development progress, having completed edits in each of four modes of action (MOA) for its Sclerotinia resistance trait in Canola and field tests in small plots have been performed for three of them.

Regulatory Landscape

On the regulatory front, the Company achieved a historic milestone when the California Rice Commission's Rice Certification Committee approved Cibus' field research proposal on February 26, 2025, marking the first authorization for planting gene edited Rice in California. In April 2025, USDA-APHIS designated two of Cibus’ Canola traits as not regulated under USDA biotechnology regulations (7 CFR Part 340), including both its improved weed management and plant disease resistance traits. In June 2025, USDA-APHIS further determined Cibus' HT2 herbicide-tolerance trait in Canola is "not regulated" under USDA biotechnology regulations (7 CFR Part 340), marking the 17th Cibus trait to be so designated by the agency, and thereby addressing a key commercialization hurdle in the United States. This confirmation with Cibus’ most recent trait products reiterated the regulatory treatment for RTDS precision gene editing technologies in the United States. In Latin America, the Company also saw a positive regulatory development in Ecuador related to Cibus’ HT1 and HT3 Rice traits in April 2025. The Ministry of Agriculture and Livestock in Ecuador determined that Cibus’ HT1 and HT3 Rice traits are equivalent to those developed through conventional breeding and subject to the same regulations as conventional seed in accordance with the provisions of the Organic Law of Agrobiodiversity, Seeds and Promotion of Sustainable Agriculture and its

Regulations (LOASFAS). This determination was important since Ecuador strictly prohibits the commercial planting of transgenic (GMO) crops, reinforcing the Company’s view that the global regulatory environment is increasingly supportive of gene editing.

On March 14, 2025, EU member states endorsed the EU Council's (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enables the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree on the final text of the legislation to be proposed for final adoption. The Polish Member State led these discussions and made important progress before handing off to the Danish leadership on June 30, 2025. The EU regulatory process for NGTs continues to advance toward resolution. Key language regarding NGT categorization and the ability to patent NGT plants, plant parts, or material has been agreed upon, with final text being refined across remaining amendment categories. The EU legislation is important as it has the potential to open a large market and establishes a model for trade and cultivation guidelines for many countries around the world.

Concurrently, the UK completed the passage of secondary legislation on May 6, 2025, the UK government is rapidly progressing toward implementing its regulatory framework for Precision Bred Organisms (PBOs), scheduled to go live on November 13, 2025. The Department for Environment, Food and Rural Affairs (DEFRA) and the Food Standards Agency (FSA) have published guidelines for industry and Cibus has participated as a test case for the UK’s new review process, as the Company has been active in field testing for the past two years. Cibus has been selected for this as the Company has been actively engaged in the development of regulatory guidelines and has experience conducting field trials in the UK, Cibus believes that it is well positioned to navigate this new regulatory process. Classification as a PBO will reduce regulatory barriers and is expected to provide the Company and its partners with the ability to expand product development in the UK, positioning both to move quickly once the EU NGT regulatory framework is established.

The Company believes ongoing harmonization of regulatory frameworks will open significant new market opportunities for gene editing technologies.

Management’s Summary

In summary, 2025 to date has demonstrated clear advancement of the Company’s strategy and the transformative potential of its RTDS technology platform. Cibus’ time bound and predictable approach to trait development is continuing to resonate with customers and partners alike, attracting commercial interest across its platforms. Cibus is positioned at an important inflection point in the agricultural industry with regulatory progress advancing globally, the Company’s Rice traits moving into customer germplasm, and continuing to advance newly edited genes in Canola and WOSR associated with different MOA in its disease resistance program.

The Company has incurred net losses since its inception. As of September 30, 2025, the Company had an accumulated deficit of $827.0 million. The Company’s net loss was $100.3 million for the nine months ended September 30, 2025. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

January 2025 Registered Direct Offering

In January 2025, the Company (i) issued 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock issued to Mr. Riggs and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon approval by Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approval, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants were immediately exercisable upon issuance and are exercisable until fully exercised at their exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. The Company received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for placement agent commissions and other offering expenses payable by the Company. During the nine months ended September 30, 2025, 4,300,000 2025 Pre-Funded Warrants were exercised.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024
A summary of the Company’s results of operations for the three months ended September 30, 2025, and 2024 follows:

	Three Months Ended September 30,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$615	$1,667	$(1,052)	(63)%
Research and development	10,784	12,990	(2,206)	(17)%
Selling, general, and administrative	5,269	7,682	(2,413)	(31)%
Goodwill impairment	—	181,432	(181,432)	(100)%
Loss from operations	(15,438)	(200,437)	184,999	92%
Royalty liability interest expense - related parties	(9,030)	(8,875)	(155)	(2)%
Other interest income, net	158	160	(2)	(1)%
Non-operating income, net	1	7,706	(7,705)	(100)%
Loss before income taxes	(24,309)	(201,446)	177,137	88%
Income tax benefit (expense)	6	(13)	19	146%
Net loss	$(24,303)	$(201,459)	$177,156	88%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(762)	(21,491)	20,729	96%
Net loss attributable to Cibus, Inc. stockholders	$(23,541)	$(179,968)	$156,427	87%
Basic and diluted net loss per share of Class A common stock	$(0.44)	$(7.63)	$7.19	94%

Revenue

Revenue was $0.6 million in the third quarter of 2025, a decrease of $1.1 million from the third quarter of 2024. The decrease was driven by amounts earned from collaboration agreements related to contract research for Rice and Sustainable Ingredients.

Research and Development Expense

R&D expense was $10.8 million in the third quarter of 2025, a decrease of $2.2 million from the third quarter of 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $5.3 million in the third quarter of 2025, a decrease of $2.4 million from the third quarter of 2024. The decrease was primarily due to cost reduction initiatives.

Goodwill Impairment

There was no goodwill impairment in the third quarter of 2025, a decrease of $181.4 million from the third quarter of 2024. The decrease was due to the impairment of goodwill resulting from a fair value assessment, based on the decline of the Company’s stock price, performed in the third quarter of 2024 versus no impairment in the third quarter of 2025.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $9.0 million in the third quarter of 2025, an increase of $0.1 million from the third quarter of 2024. The increase is driven by the recognition of interest expense on the Royalty Liability and is consistent with the prior year.

Other Interest Income, net

Other interest income, net was $0.2 million in the third quarter of 2025, a nominal decrease from the third quarter of 2024. The nominal decrease was driven by slightly lower cash balances.

Non-Operating Income, net

Non-operating income, net was nominal in the third quarter of 2025, a decrease of $7.7 million from the third quarter of 2024. The decrease was driven by the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $0.8 million in third quarter of 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $20.7 million, from the third quarter of 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024
A summary of the Company’s results of operations for the nine months ended September 30, 2025, and 2024 follows:

	Nine Months Ended September 30,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$2,582	$3,050	$(468)	(15)%
Research and development	34,811	37,996	(3,185)	(8)%
Selling, general, and administrative	21,776	23,994	(2,218)	(9)%
Goodwill impairment	20,950	181,432	(160,482)	(88)%
Loss from operations	(74,955)	(240,372)	165,417	69%
Royalty liability interest expense - related parties	(26,075)	(25,953)	(122)	—%
Other interest income, net	383	522	(139)	(27)%
Non-operating income, net	417	8,917	(8,500)	(95)%
Loss before income taxes	(100,230)	(256,886)	156,656	61%
Income tax expense	(23)	(23)	—	—%
Net loss	$(100,253)	$(256,909)	$156,656	61%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(4,454)	(28,623)	24,169	84%
Net loss attributable to Cibus, Inc. stockholders	$(95,799)	$(228,286)	$132,487	58%
Basic and diluted net loss per share of Class A common stock	$(2.21)	$(10.33)	$8.12	79%

Revenue

Revenue was $2.6 million in the first nine months of 2025, a decrease of $0.5 million from the first nine months of 2024. The decrease was driven by amounts earned from collaboration agreements related to contract research for Rice and Sustainable Ingredients.

Research and Development Expense

R&D expense was $34.8 million in the first nine months of 2025, a decrease of $3.2 million from the first nine months of 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $21.8 million in the first nine months of 2025, a decrease of $2.2 million from the first nine months of 2024. The decrease was primarily due to cost reduction initiatives partially offset by a $2.6 million litigation liability (see Note 8 for further details).

Goodwill Impairment

Goodwill impairment was $21.0 million in the first nine months of 2025, a decrease of $160.5 million from the first nine months of 2024. The decrease was due to the impairment of goodwill resulting from fair value assessments, based on the decline of the Company’s stock price, performed in the first quarter of 2025 and in the third quarter of 2024.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $26.1 million in the first nine months of 2025, an increase of $0.1 million from the first nine months of 2024. The increase is driven by the recognition of interest expense on the Royalty Liability.

Other Interest Income, net

Other interest income, net was $0.4 million in the first nine months of 2025, a decrease of $0.1 million from the first nine months of 2024. The decrease was driven by lower cash balances.

Non-Operating Income, net

Non-operating income, net was income of $0.4 million in the first nine months of 2025, a decrease of $8.5 million from the first nine months of 2024. The decrease was driven by the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $4.5 million in the first nine months of 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $24.2 million from the first nine months of 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. Until the Company is able to obtain additional public or private financing, it currently expects to satisfy its near-term requirements with existing cash on hand.

As of September 30, 2025, the Company had $23.9 million of cash and cash equivalents. Current liabilities were $20.6 million as of September 30, 2025. The Company incurred a net loss of $100.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $827.0 million and expects to continue to incur losses in the future.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Net loss	$(100,253)	$(256,909)	$156,656	61%
Royalty liability interest expense - related parties	26,075	25,953	122	—%
Goodwill impairment	20,950	181,432	(160,482)	(88)%
Depreciation and amortization	4,629	5,211	(582)	(11)%
Stock-based compensation	6,363	8,030	(1,667)	(21)%
Loss on disposal of assets	84	—	84	NM
Change in fair value of liability classified Class A common stock warrants	(467)	(8,908)	8,441	95%
Other	45	(16)	61	381%
Changes in operating assets and liabilities	5,403	1,159	4,244	366%
Net cash used in operating activities	$(37,171)	$(44,048)	$6,877	16%

NM – not meaningful

Net cash used in operating activities was $37.2 million in the first nine months of 2025, a decrease in cash used of $6.9 million from the first nine months of 2024. The decrease in cash used was primarily due to an increase of $4.2 million from the changes in operating assets and liabilities, which is a result of $2.2 million in higher accrued expenses balances, $0.8 million in higher right-of-use assets and lease liabilities, net balances due to the extension of the San Diego, CA headquarters lease in 2024, and $1.1 million in lower accounts receivable balances. The decrease in cash used is also driven by a $2.6 million decrease in net loss primarily due to cost reduction initiatives which included $0.6 million related to the rent free period of the San Diego, CA headquarters lease and $0.2 million from the exit of a lease in August 2025.

The Company expects cash used in operating activities in 2025 to be lower than 2024 driven by the Restructuring Initiative (defined below under the heading Operating Capital Requirements).

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Purchases of property, plant, and equipment	(492)	(752)	260	35%
Net cash used in investing activities	$(492)	$(752)	$260	35%

Net cash used in investing activities was $0.5 million in the first nine months of 2025, a decrease of $0.3 million from the first nine months of 2024. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.
The Company expects cash used in investing activities in 2025 to be similar to 2024 driven by the Company’s focus to preserve capital resources for the advancement of its streamlined priority objectives.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Proceeds from issuances of securities	$50,100	$43,902	$6,198	14%
Costs incurred related to issuances of securities	(2,202)	(1,869)	(333)	(18)%
Payment of taxes related to restricted stock units withheld from employees	(71)	(214)	143	67%
Repayments of financing lease obligations	(113)	(174)	61	35%
Repayments of notes payable	(608)	(741)	133	18%
Net cash provided by financing activities	$47,106	$40,904	$6,202	15%

Net cash provided by financing activities was $47.1 million in the first nine months of 2025, an increase of $6.2 million from the first nine months of 2024. The increase was primarily due to an increase of $5.9 million of net proceeds from additional capital raised in 2025 and a reduction in payments of taxes related to vested restricted stock units of $0.1 million.

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

During the nine months ended September 30, 2025, the Company did not issue any shares of Class A Common Stock from the ATM Facility, which the Company terminated during the third quarter of 2025.

Operating Capital Requirements

The Company has incurred losses since its inception and its net loss was $100.3 million for the nine months ended September 30, 2025, and it used $37.2 million of cash in operating activities for the nine months ended September 30, 2025.

As of September 30, 2025, the Company had $23.9 million of cash and cash equivalents. Current liabilities were $20.6 million as of September 30, 2025.

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

In June 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

On July 21, 2025, the Board of Directors of Cibus approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company expects that the reduction in workforce will be completed by December 31, 2025. The Company anticipates that contemplated cost reduction actions, including rationalizing human capital resources and certain non-core facilities, have the potential to reduce the Company’s annual net cash burn to approximately $30.0 million by 2026, which is expected to contribute to improved cash flow and financial stability.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (which may include a future at-the-market financing facility or other continuous offering facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of September 30, 2025, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this report and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into early in the second quarter of 2026. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. For example, the recent decision of the Ninth Circuit Court of Appeals, as described under “Contractual Obligations, Commitments, and Contingencies,” resulted in an unplanned current liability in the amount of $2.6 million. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the public or private capital markets.

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

The Company is not a party to any material pending legal proceedings as of September 30, 2025. Notwithstanding the foregoing, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company has accrued $2.6 million for litigation liability. This amount represents a repayment to be made in the fourth quarter of 2025 of insurance coverage proceeds previously awarded to the Company.

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

As of September 30, 2025, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of September 30, 2025. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

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

Cost reduction actions associated with this streamlined focus, including rationalization of human capital resources and certain non-core facilities, may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as unplanned attrition and reduced employee morale. The Company’s ability to successfully execute on its strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm the Company’s business and operations. As a result, Cibus’ management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes. Moreover, the Company has implemented and is in the process of planning additional cost reduction actions and there can be no assurance that the Company will be able to achieve its stated cash burn target in a timely manner, or at all, or that such changes will result in improved cash flow and financial stability.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, 35,956 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

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

10.1
Executive Employment Agreement between Cibus Global, LLC and Cornelis (Carlo) Broos, dated September 19, 2025 (effective September 18, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2025)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL (contained in Exhibit 101)

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2025.

CIBUS, INC.

By:	/s/ Peter Beetham
Name:	Peter Beetham
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)