Form 10-K
period 2025-12-31
Cibus, Inc.
filed 2026-03-17
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025;
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

Aggregate market value of the Class A Common Stock held by non-affiliates of the registrant: As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Class A Common Stock held by non-affiliates of the registrant was 47,156,698 based upon the closing sale price of the registrant’s Class A Common Stock of $1.38 on such date.

As of March 10, 2026, there were 69,196,122 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) (excluding 71,652 restricted shares of Class A Common Stock, which remain subject to vesting), and no shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this Annual Report on Form 10-K, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. and its consolidated subsidiaries. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC, a direct, wholly-owned subsidiary of the Company.

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Annual Report on Form 10-K include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “Trait MachineTM,” and “Future of BreedingTM.” This Annual Report on Form 10-K may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this Annual Report on Form 10-K include statements about the Company’s future financial performance, including its liquidity and capital resources, cost saving initiatives and their impact on annual cash burn rates, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the ability to obtain partner funding to support its non-Rice productivity trait portfolio; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant collaborations and commercial relationships. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s development efforts for its priority opportunities in Rice and biofragrance products and sustainable ingredients; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts; the inability to identify partners to fund the Company’s non-Rice productivity trait portfolio; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges, and the potential for additional cost reduction measures; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates, and economic volatility and uncertainty arising from dynamic trade policies, including tariffs and retaliatory tariffs, and market reactions to such policies; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” as updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

Any forward-looking statements made by the Company in this Annual Report on Form 10-K are based only on currently available information and speak only as of the date hereof. Except as otherwise required by securities and other applicable laws, the Company does not assume any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change.

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
•The Company’s streamlined business focus may result in operational and strategic challenges.
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
•Cibus’ financial statements include goodwill which could become impaired in the future under certain conditions, and any such impairment may significantly impact Cibus’ results of operations and financial condition.
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
•Cibus’ business could be materially affected by disruptions in the global economy caused by geopolitical and military conflicts.
•Regulatory requirements in certain jurisdictions for gene edited products are evolving, and adverse regulatory changes could have a significant negative impact on Cibus’ ability to develop and commercialize its product candidates.
•The regulatory environment varies greatly from region-to-region and in many countries is less developed than in the United States.
•Products containing Cibus’ traits may be subject to enhanced regulation.
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

•Cibus is a holding company and its only material asset is its interest in Cibus Global, and it is accordingly dependent upon distributions from Cibus Global to pay taxes and cover its corporate and other overhead expenses.
•Cibus is required to make payments to the TRA Parties pursuant to the Tax Receivable Agreement for certain tax benefits Cibus may receive and the amounts payable may be substantial.
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

Market Data

This Annual Report on Form 10-K contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company’s internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Annual Report involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors” as updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. Forecasts and other forward-looking estimates about the Company’s industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

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

Implications of Being a Smaller Reporting Company

Cibus is a “smaller reporting company” as defined in the Exchange Act. Cibus may continue to be a smaller reporting company even though it no longer qualifies as an “emerging growth company.” As a smaller reporting company, Cibus is exempt from the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 and may also take advantage of certain scaled disclosure accommodations. Cibus will remain a smaller reporting company until the fiscal year following the determination that its common stock held by non-affiliates is $250 million or more (measured on the last business day of Cibus’ second fiscal quarter) or Cibus’ annual revenues are $100 million or more during the most recently completed fiscal year and Cibus’ common stock held by non-affiliates is $700 million or more (measured on the last business day of Cibus’ second fiscal quarter).

Part I

Item 1. Business.

COMPANY OVERVIEW

Cibus is a leading agricultural biotechnology company that primarily uses proprietary gene editing technologies to develop plant traits, which are specific genetic characteristics in the DNA of a plant’s seed. Plant traits, or characteristics, influence how a resulting plant functions and/or interacts with its environment. Cibus produces these edited plant traits by a unique process that is endeavoring to change the scale and speed of plant breeding for many major agricultural crops. Over the course of its history, Cibus has developed a proprietary time bound and predictable gene editing platform referred to as the Rapid Trait Development System™ (RTDS®). This system allows Cibus to edit gene targets that are the basis of novel traits that can be integrated into Cibus’ customers’ best or elite seed genetics in as little as one year. Cibus’ primary trait business opportunities continue to broaden as key jurisdictions around the world more closely align gene editing regulatory policies with those already in place for conventional breeding.

Cibus’ business operates within the global seed market, where management estimates that aggregate trait value across both genetically modified organism (GMO) and non-GMO seeds globally represents approximately $12.0 billion.

Cibus’ Primary Business

Cibus’ primary business is focused on the development of plant traits for some of the world’s major agricultural crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. These plant traits can be licensed to seed companies for inclusion in their seed products for a royalty. This is not a new business model as many companies have developed traits that have been added to seed products and have garnered significant royalties for their developers over many years. Importantly, farmers are well acquainted with the value of these seeds with traits. Cibus’ initial focus is on productivity traits, which can be associated with improving crop yields in the face of challenges such as weeds, pests, and diseases, can address environmental challenges with an overall reduction in the use of chemicals like fungicides, insecticides, or fertilizers, or can make crops more adaptable to environmental factors such as heat and drought in the face of climate change. In the near term, Cibus’ priority pipeline program centers on Rice herbicide tolerance (HT) traits. The Company believes its multiple, or in some cases stacked, Rice HT traits have estimated Potential Annual Addressable Royalties (as defined below) of over $200.0 million upon full commercialization across the Company’s initial target markets of Latin America and the United States.

In addition to its core trait licensing and royalty model, Cibus is exploring alternative customer partnership and other economic arrangements, particularly in opportunity-rich markets like India, Asia (outside of China), and Latin America.

Cibus’ Secondary Program – Sustainable Ingredients

Alongside its Rice program, Cibus also continues to advance its sustainable ingredients program, including lauric oils and bio fragrance products, the development of which is currently partially partner-funded and/or supported by a consumer-packaged goods partner.
The bio fragrance work, using novel yeast genetics and fermentation, provides the fragrance industry with a bio-based natural alternative to expensive natural extractions, such as bio-rose fragrances, which are currently extracted directly from rose petals. Sustainable ingredients are also increasingly sought after as customers look for natural alternatives to synthetic fragrance products. The Company believes its technologies could provide a viable commercial path to these alternatives.

Cibus’ Gene Editing Opportunity Programs

The Company retains the rights to the remainder of its productivity trait portfolio and will opportunistically pursue partner-funded projects in such traits until such time as the Company’s capital resources are sufficient to efficiently support a more robust development effort. Cibus believes this opportunity program could be accelerated as global regulatory policies start to mature. For example, the latest European Union (EU) legislative process created enhanced interest in how gene editing in plant agriculture could deliver important plant genetic traits to major crops. The Company’s development activities to date, such as in-process greenhouse trials, will continue through completion as we share these opportunities with global seed companies.

Streamlining an Evolving Business

In June 2025, building on efficiencies from previous restructuring initiatives, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice. On July 21, 2025, the Board of Directors of Cibus (Board) approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company completed this reduction in workforce as of December 31, 2025. On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts, the Company conducted an additional reduction in workforce of 15 full-time employees, effective as of March 13, 2026. The Company estimates that it will incur approximately $0.4 million of one-time cash payments in the first quarter of 2026, of which approximately $0.3 million is related to accrued vacation and approximately $0.1 million is related to one-time severance expense. In addition, the Company estimates, based on Cibus’ closing stock price on March 13, 2026, one-time non-cash stock compensation expense of approximately $0.5 million related to accelerated stock awards in the first quarter of 2026. The Company expects its cost reduction measures, including streamlining staff and closing certain non-core facilities, to lower annual net cash usage to approximately $30.0 million or less during the course of 2026. Cibus anticipates that such efforts will contribute toward improved cash flow and financial stability. The Company is in the process of completing the consolidation of its core operations to San Diego, CA while prioritizing resources toward advancing its Rice programs and completing ongoing non-Rice activities, while deferring non-partner-funded activities outside of Rice, such as field testing.

Crop Access & Royalty Targets and Opportunities

The table below summarizes Cibus’ current beliefs and estimates regarding crop access and royalty targets and opportunities for its priority and opportunity programs. These statements represent forward-looking statements and their achievement is subject to numerous risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Crop	Trait	Target Initial Commercial Launch Date (1)	Principal Geographies	Estimated Trait Fees (per acre per Year) (2)	Estimated Cibus Peak Addressable Acres (3)	Estimated Potential Annual Addressable Royalties (4)
Rice	Weed Management (HT)	2027 - 2028	United States & Latin America	$30 - $50	5 - 7 million	>$200 million
		2030	Asia (excluding China)	$2 - $3	60 million	$150 million
		2030 - 2032	India	~$2	120 million	$240 million
Canola (5)	Pod Shatter Reduction	2028	North America, Europe (7) & Australia	$5 - $7	7 million (6)	$35 million
	Weed Management (HT)	2028		$5	20 million	$100 million
	Sclerotinia Resistance	2029		$10 - $15	30 million	>$300 million
Soybean (5)	Weed Management (HT)	2030	United States & Latin America	$5 - $12	75 million	$375 million
	Sclerotinia Resistance	2031		$10 - $15	50 million	>$500 million
________________________________________________
(1) Represents management’s estimated first commercial launch timing for a specific Cibus trait in one geography.
(2) “Trait Fees” represent management’s assumption regarding the potential per acre fee that Cibus may receive in respect of the applicable trait, taking into account available market information regarding competitors’ current trait fees as well as assumptions regarding competition, trait relevance and trait value in specific geographies and potential savings to farmers, switching costs, and various other factors. Because Sclerotinia resistance is expected to be the first commercial disease trait, there are no directly comparable trait fee reference points. Management estimates that the Sclerotinia resistance Trait Fee will generally align with the relevant cost of fungicide applications, which are an alternative method to manage disease. For the remaining Trait Fees, management also takes into account comparable trait fees currently payable in respect of seeds containing existing commercial traits. Actual Annual Addressable Royalties, if any, could be materially different than those expressed, implied, or anticipated by the estimates presented.
(3) “Peak Addressable Acres” represent management’s estimate of the number of total acres for the specified geography on which seed with the specified Cibus trait is anticipated to be planted at peak, which is based on industry sources or references regarding the need for a specific trait in the specific crop and geography or specific jurisdiction, taking into account assumptions about competition, trait relevance, switching costs and adoption timeframes, and various other factors. Peak planting would generally be projected to occur several years after commercial availability of seed containing the applicable trait. Accordingly, such acreage should be considered illustrative.
(4) “Potential Annual Addressable Royalties” represents (i) management’s estimates of Peak Addressable Acres, multiplied by (ii) management’s estimate of the Trait Fee for the specific trait for a specific crop in a specific geography. These figures are calculated based on management estimates and assumptions, which are based on industry references and estimates of key data, such as the number of acres or percentage of total acres for which the trait would be relevant or where the applicable crop is impacted such that it would benefit from a specific trait. In each crop for each trait, the Peak Addressable Acres may vary widely based on the trait, crop, geography, or need. Cibus’ estimates of potential target market royalties also serves as the Company’s estimate of its peak sales for the specific trait and specific crop. This peak would generally be projected to occur several years after commercial availability of seed containing the applicable trait. Accordingly, such calculations should be considered illustrative.
(5) Subject to partner funding.
(6) Pod Shatter Reduction could also be expanded to include Latin America.
(7) The trilogue negotiations on New Genomic Techniques (NGT) in the EU positively concluded in December 2025, marking a crucial advancement toward formal approval of new NGT legislation in the EU. The agreement reflects a framework for the development and growing of gene edited plants that are equivalent to those produced through conventional breeding. Once adopted and implemented, the framework will create two pathways for NGT plants: Category 1 Plants, which are NGT plants that could also occur naturally or through conventional breeding (excluding plants with certain excluded traits, such as herbicide tolerance traits), will be treated like conventional plants and exempted from the requirements of the EU’s GMO legislation. For all other plants, including plants with herbicide tolerance traits, the requirements of the current GMO legislation would apply. Accordingly, access to European acres with respect to Cibus’ weed management (HT) traits is expected to be constrained.

The table below summarizes the current development status of the traits for Cibus’ priority Rice program and most advanced opportunity programs:

Crop	Trait	Successful Edits	Successful Greenhouse Trials	Successful Field Trials
Rice	Weed Management (HT)	Yes	Yes	Yes
Canola (1)	Pod Shatter Reduction	Yes	Yes	Yes
	Weed Management (HT)	Yes	Yes	Yes
	Sclerotinia Resistance	Yes	Yes	Yes
Soybean (1)	Weed Management (HT)	Yes (2)	Progressing	Progressing
	Sclerotinia Resistance	Progressing	Progressing	Progressing

________________________________________________
(1) Subject to partner funding.
(2) Cibus has successfully edited a Soybean cell with edits associated with an HT trait, at an efficiency to enable further development toward a Soybean platform.

Cibus’ Technologies

Cibus’ patented RTDS is its core technology platform. It is the underlying technology for Cibus’ Trait Machine™ process, providing a scalable, standardized end-to-end, semi-automated, high-throughput gene editing system that directly edits seed companies’ elite germplasm. It is a time bound, reproducible, and predictable science-based breeding process that provides the speed, precision, and scale to develop a new class of high value productivity traits that is the promise of gene editing. The RTDS can accelerate a plant breeding system, leading to a more industrialized approach to traits like its Rice HT traits, which provide farmers with novel weed management solutions to increase their productivity. Over 500 patents or patents pending cover RTDS and many of the Company’s gene edited traits.

Gene edited traits are importantly distinguishable from traits developed with GMO technologies, which involve the integration of foreign DNA, or transgenic material, into the plant genome. While GMO technologies enabled major improvements in farming productivity, they have faced regulatory and adoption headwinds because of their use of foreign DNA, or transgenic material. For example, in the EU, both cultivation and import of GMO traits has been heavily restricted. Numerous regulatory agencies in the Americas, including the United States, Canada, Argentina, Chile, and Ecuador, and across the globe, including the United Kingdom and in Africa and Southeast Asia, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets.

Regulatory Landscape

The Company continues to see progress towards the acceptance of gene editing technologies that are fundamentally changing the commercial landscape and the opportunity set for innovators such as Cibus. Broad regulatory policy advancement, combined with several recent positive regulatory determinations and ongoing approvals within existing regulatory frameworks across North and South America, and continued regulatory clarity in India and parts of Asia are creating a foundation for global market access for gene edited traits in crops. These regulatory developments across multiple geographies significantly strengthen the commercial opportunity for Cibus’ trait pipeline and serve as important catalysts for its business. For additional detail regarding applicable government regulations, see “Government Regulations and Product Approval.”

United States Regulatory Progress

The Company achieved a historic milestone when the California Rice Commission’s Rice Certification Committee approved Cibus’ field research proposal on February 26, 2025, marking the first authorization for planting gene edited Rice in California. In addition, in April 2025, United States Department of Agriculture’s (USDA) Animal & Plant Health Inspection Service (APHIS) (USDA-APHIS) designated three of Cibus’ Canola traits as not regulated under USDA biotechnology regulations (7 CFR Part 340), including both its improved weed management (HT2 herbicide tolerance trait) and two additional plant disease resistance traits. These regulatory decisions address a key commercialization hurdle in the United States and bring the total number of USDA-APHIS positive determinations on Cibus technologies to 17. Additionally, Cibus obtained permission from USDA-APHIS to expand rice product development at its headquarters in San Diego, supporting the consolidation of the Company’s Rice program and the wind-down of operations at its Roseville, Minnesota facility.

In February 2024, the Food and Drug Administration (FDA) published Guidance for Industry: Foods Derived from Plants Produced Using Genome Editing. The guidance clarified FDA’s position with respect to gene edited traits and provides two pathways for voluntary pre-market review. In general, traits that do not alter nutritional composition, safety, or use of the plant qualify for a streamlined review process with the FDA, referred to as a “pre-market meeting”. Others would be required to pursue the traditional consultation pathway for GMO traits that is currently in place today. In 2025, the Company successfully completed three pre-market meetings with the FDA, one for its pod shatter reduction (PSR) trait in canola and two for its herbicide tolerance traits in rice (HT1 and HT3).

These regulatory developments with respect to Cibus’ trait products reiterates the favorable regulatory treatment for RTDS precision gene editing technologies in the United States.

Latin America Regulatory Progress

In April 2025, the Company secured a positive regulatory development in Ecuador related to Cibus’ HT1 and HT3 traits in Rice. The Ministry of Agriculture and Livestock in Ecuador determined that Cibus’ HT1 and HT3 traits in Rice are equivalent to those developed through conventional breeding and subject to the same regulations as conventional seed in accordance with the provisions of the Organic Law of Agrobiodiversity, Seeds, and Promotion of Sustainable Agriculture and its Regulations (LOASFAS). This determination was important since Ecuador strictly prohibits the commercial planting of transgenic, or GMO, crops, reinforcing the Company’s view that the global regulatory environment is increasingly supportive of its gene editing technologies.

Europe Regulatory Progress

On March 14, 2025, EU member states endorsed the EU Council’s (Council) negotiating mandate on the regulation of plants obtained by New Genomic Techniques (NGTs). This important advancement enabled the Council to engage in 3-way discussions (known as trilogue discussions) with the EU Parliament and the European Commission to agree on the final text of the legislation to be proposed for final adoption.

The trilogue was a highly iterative process involving detailed committee work streams and negotiations among individual member countries, the EU Parliament, and the European Commission. The Polish Member State led these discussions and made important progress before handing off to the Danish leadership on June 30, 2025.

In December 2025, EU officials reached political agreement and the trilogue negotiations on NGTs concluded successfully. As noted in a press release from the Council, the agreement reflects the original intent of the European Commission’s proposal to provide a framework for the development and growing of gene edited plants and addresses key aspects regarding intellectual property and access to seed.

The trilogue agreement would establish a framework for the development and growing of gene edited plants that are equivalent to those produced through conventional breeding. Once adopted and implemented, the framework will create two pathways for NGT plants:

Category 1 Plants are NGT plants that could also occur naturally or through conventional breeding, excluding plants with certain excluded traits (such as herbicide tolerance traits). Category 1 plants will be treated like conventional plants and exempted from the requirements of the EU’s GMO legislation. Category 2 plants include all other plants, including plants with herbicide tolerance traits, for which the requirements of the current GMO legislation would apply. Accordingly, access to planting on European planted acres with respect to Cibus’ weed management (HT) traits is expected to be constrained.

Under the framework, seeds and plant reproductive material from Category 1 plants must be labeled to ensure traceability. However, consumer products derived from Category 1 plants will not require labeling. NGT plants will continue to be excluded from organic production under EU organic rules.

The framework includes significant provisions regarding patents and seed access. Applicants seeking to register Category 1 plants must disclose all existing or pending patents, and this information must be included in a publicly available database. A new expert group comprised of EU member state experts, the European Patent Office, and the Community Plant Variety Office will be created to examine the effect of patents on NGT plants.

EU member states retain certain flexibility under the framework, including the ability to opt out of cultivation of Category 2 plants on their territory and may implement optional co-existence measures.
The agreed legislative text outlining a framework for NGTs in the EU has now been advanced for endorsement by the Council and the EU Parliament to formalize adoption and initiate the administrative process of implementing regulations. The regulation is expected to be published in the Official Journal in 2026 and will start applying between one and two years after publication.

Assuming that the anticipated timeline for implementing regulations to be established in the EU holds, Cibus expects that the first Cibus traits could be grown without current restrictions imposed on GMOs as early as 2028, paving the way for full commercialization thereafter.

This trilogue agreement marks a crucial moment for Cibus and the wider agriculture community as it is the final step in advancing the EU’s NGT legislation for endorsement by the EU Parliament and Council.

Europe represents approximately 100 million acres of cropping land opportunity when it comes to gene edited traits, as GMO traits have been heavily restricted preventing European farmers from accessing valuable trait technologies.

With this positive regulatory momentum, opportunity programs within Cibus’ product pipeline aimed at addressing pressing agricultural challenges such as disease resistance and nitrogen use efficiency, among others, remain well positioned with the potential to provide European growers with new tools to increase on-farm productivity.

United Kingdom Regulatory Progress

The positive developments in the EU come on the heels of the United Kingdom’s new regulatory framework for gene edited plants (referred to as Precision Bred Organisms (PBOs) in the United Kingdom) which went into effect on November 13, 2025. The United Kingdom completed the passage of secondary legislation on May 6, 2025. The Department for Environment, Food, and Rural Affairs (DEFRA) and the Food Standards Agency (FSA) have since published guidelines for industry. In January 2026, Cibus submitted its first regulatory filings for its PSR trait in winter oilseed rape (WOSR), which follows Cibus participation as a test case for the United Kingdom’s new review process.

In anticipation of the EU implementing this PBO regulatory framework, Cibus has completed successful field trials in the United Kingdom for its advanced PSR trait in WOSR. The positive outcome of the EU negotiations justifies the Company’s focus on the United Kingdom as a springboard for developing traits for the European market. This milestone provides Cibus and its partners with additional tailwinds with respect to identifying future opportunities in this important market. Classification as a PBO will reduce regulatory barriers and is expected to provide the Company and its partners with the ability to expand product development in the United Kingdom, positioning both to move quickly once the EU NGT regulatory framework is established.

India Regulatory Progress

In India, the regulatory environment combined with overall market demand for Rice seed companies positions India as a leading future market opportunity for Cibus. India’s regulatory acceptance of gene editing is demonstrated by the recent first planting in the country of gene edited Rice varieties, which were developed by ICAR-Indian Institute of Rice Research (ICAR-IIRR) and ICAR-Indian Agricultural Research Institute (ICAR-IARI).

The Company believes evolving harmonization of regulatory frameworks will continue to open new market opportunities for gene editing technologies.

CIBUS’ PRIORITY PROGRAMS:

Rice Herbicide Tolerance Traits (HT1 and HT3)

Rice herbicide tolerance is Cibus’ primary priority pipeline trait and foundation for near-term revenue generation. Cibus successfully leveraged its RTDS technology platform and Trait Machine process in Rice and has developed two productivity traits to date. Historically, herbicide tolerance has posed challenges in Rice, while GMO herbicide tolerance traits (and associated herbicides) have been prevalent in other crops.

Cibus’ two developed HT traits in Rice aim to improve value (economic returns) for growers and to generate near-term royalty revenue opportunities for Cibus.

The Rice herbicide tolerance traits HT1 and HT3 alone represent over $200.0 million in Estimated Potential Annual Royalty revenue across Cibus’ initial target geographies in the United States and Latin America. These traits are progressing toward targeted initial launches in Latin America beginning in 2027 with expansion planned into the United States in 2028, which would generate initial royalty revenue and set the stage for further opportunities in the immense global Rice seed market.

As of the end of 2025, the Company has seven Rice partners in the United States and Latin America, now representing approximately 5 million to 7 million Estimated Cibus Peak Addressable Acres across two Rice herbicide tolerance traits, HT1 and HT3. The expansion of the customer base, including additional customers in Latin America, and recent initiation of efforts to position the Company for entry into Asian markets (excluding China), initially via India, showcases the commercial opportunities driven by the Company’s technologies and the value proposition delivered to seed companies globally.

Latin American markets have historically lacked access to advanced weed management solutions in Rice, presenting a potentially transformative opportunity for Cibus to deliver significant value to farmers while building the commercial foundation ahead of Cibus’ targeted launches in the United States and India. As of the end of 2025, the Company has five Rice partners in Latin America, including Interoc, Fedearroz, Centro Internacional de Agricultura Tropical (CIAT), which works with the Latin American Fund for Irrigated Rice (FLAR) and participates in the Hybrid Rice Consortium for Latin America (HIAAL), Semillano, and Semillas del Huila, important Colombian Rice seed companies.

In October 2025, the Company engaged strategic growth advisory firm, AgVayā, to develop a comprehensive strategy for establishing Cibus’ access to seed companies in India. India is the world’s second largest Rice producer and the world’s largest exporter, with approximately 120 million acres under cultivation. With AgVayā, Cibus is focusing on enabling joint development and commercialization relationships for advanced herbicide and sustainability traits, creating opportunities for Indian Rice seed companies and public agencies to integrate cutting-edge gene editing solutions. The Company is targeting commercial launches in Asia, commencing with India, closer to 2030.

USA
3m acres
Asia
(excl. China)
60m acres
LATAM
6.5m acres
India
120m acres
(Total Market)

Sustainable Ingredients Opportunities (Including Biofragrances)

Cibus’ sustainable ingredients program, which is partially partner-funded and/or supported, continues to serve as a complementary near-term revenue opportunity driver. Gene editing provides opportunities for the development of sustainable ingredients, which are increasingly attractive to multi-national companies seeking to achieve their carbon reduction or other sustainability goals.

In the third quarter of 2025, the Company achieved critical milestones with the successful completion of pre-commercial pilot runs for two biofragrance products, supporting expansion to commercial scale.

The biofragrance program, which uses yeast genetics and fermentation, demonstrates the versatility of core capabilities in creating value beyond crop productivity traits. The Company sees significant potential demand in the consumer packaged goods industry for bio-based fragrance products that can replace expensive natural extraction processes or less preferred synthetic alternatives. Management estimates the global fragrance market to be valued at over $65.0 billion, representing significant long-term opportunity.

For example, in early 2023, Cibus and Procter & Gamble (P&G), a leading multi-national consumer products company, entered into a collaboration to develop sustainable low carbon ingredients or materials that do not negatively impact the environment during production, use, or disposal. Under the terms of the agreement, P&G is partially funding and/or supporting a multi-year program to develop sustainable low carbon ingredients that help P&G advance its sustainability objectives.

CIBUS’ OPPORTUNITY PROGRAMS: OPPORTUNISTIC, PARTNER-FUNDED PROJECTS

While strategically focused on priority near-term revenue drivers, the value built in Cibus’ broader trait portfolio continues to generate meaningful interest that the Company is well-positioned to pursue through partnerships. The Company retains the rights to the remainder of its productivity trait portfolio and will opportunistically pursue partner-funded projects in such traits until such time as the Company’s capital resources are sufficient to efficiently support a more robust development effort.

Sclerotinia Resistance

The Sclerotinia resistance program continues to have multi-crop potential and in Canola continues to attract substantial interest. Potential partners are particularly drawn to the multi-layered approach to durable disease resistance, an approach that addresses one of Canola’s most persistent and costly challenges while offering growers a more sustainable solution. Bioassays for plants bearing two of the Company’s modes of action demonstrate enhanced resistance. Cibus’ Sclerotinia resistance trait has broader potential application to crops like Soybean.

Light Leaf Spot

In the United Kingdom, the Company has been selected as a key technology partner in the LLS-ERASED (Light Leaf Spot Enhancing Resistance and Reducing Susceptibility with Editing) research and development (R&D) project funded by DEFRA. This project highlights the potential benefits of gene editing for enabling crop improvement and innovation to the benefit of seed companies, growers, and consumers. Light Leaf Spot is the United Kingdom’s most destructive oilseed rape disease and which cost growers an estimated £300.0 million in 2022 alone. A consortium of 12 industry and academic partners, including Cibus, aims to deliver high-yield varieties with durable disease resistance.

Canola

Canola was the first crop for which Cibus successfully implemented its RTDS technology platform and Trait Machine process. As a result, Canola was the first crop for which Cibus developed multiple productivity traits for a single crop platform. Cibus’ developed productivity trait PSR in Canola and WOSR strengthens the sheath around the canola seeds, which is important to protect them against adverse impacts from high winds and extreme weather. Cibus’ advanced productivity traits, Sclerotinia resistance and HT2 in Canola and WOSR, offer white mold disease resistance and broadleaf weed herbicide tolerance, respectively. As discussed above, Sclerotinia resistance in Canola continues to attract substantial interest.

Soybean

A Soybean platform represents a substantial long-term opportunity for Cibus, and Cibus continues to work toward the development of an operational Soybean platform. Having successfully edited Soybean cells for the HT2 trait in 2025, the Company has completed an important advancement toward demonstrating proof of concept in a market with an estimated 125 million accessible acres. The scale of this opportunity, combined with technical progress, continues to generate partnership interest.

Wheat

Cibus continues to seek appropriate partner-funded projects in Wheat with seed companies to develop productivity traits to address significant challenges, including disease resistance, nitrogen use efficiency, and low immune (gluten free) or allergy targets. Nitrogen (or nutrient) use efficiency is a need in many crops, but particularly for Wheat with its enormous, cultivated acreage. A nitrogen or nutrient use efficiency productivity trait would have the potential to materially reduce the carbon footprint of the crop while offering better yield with similar fertilization. Fungal diseases cause a significant economic impact in Wheat production with cereals representing the largest fungicide market. Development of disease resistance productivity traits in Wheat offers the promise of protecting yield potential while reducing fungicide use. Finally, Cibus’ Wheat platform enables the potential development of improved Wheat quality productivity traits aimed at reducing or eliminating allergens such as gluten. Low immune and hypoallergenic characteristics in crops, such as wheat and peanuts respectively, for human consumption represent important sustainable ingredients opportunities with potentially high premiums given the scarcity of these value-added attributes.

Alfalfa

In 2025, the Company realized a commercial milestone with its altered lignin alfalfa program. The FDA completed its review of the altered lignin alfalfa trait, clearing the way for United States commercialization. The Company’s seed company customer has divested their full alfalfa program to another seed company in the United States. This company is well positioned in the forage seed market in the United States and expected to continue their commercial effort to launch the first two commercial gene edited varieties in the next few years. This trait delivers compelling value by providing potentially improved digestibility for livestock while giving farmers greater harvest flexibility, essentially creating higher value alfalfa on the same acres with the same inputs.

While not a significant potential revenue driver as compared to the Company’s priority programs, such as Rice and biofragrances, this Alfalfa partnership exemplifies the strategy of working with established seed companies to bring traits to market efficiently while generating alternative revenue streams for Cibus.

Other Platforms

In addition to the above programs, Cibus maintains previously established crop platforms in Cassava, Flax, Peanut, Potato, and Sugar Beet.

CIBUS’ PROCESS: THE TRAIT MACHINE PROCESS

The key to the Company’s operational and commercial model is its Trait Machine process. It is based on crop specific trait editing platforms using Cibus’ RTDS technology platform. A crop-specific platform means that the specific Trait Machine process is based on crop-specific single cell models that can grow into a plant after being edited. Once developed, in the specific crop, Cibus is able to edit directly in a customer’s elite germplasm and grow it into the customer’s gene edited plant. This is what the Company means when it says that Cibus is able to operate as an extension of a customer’s breeding program. This means that in any crop in which the Trait Machine process is operational, Cibus will be able to edit any trait in its pipeline directly into a customer’s elite germplasm and transfer back the gene edited elite germplasm to the customer for commercialization. The Company seeks to add value by complementing the most elite germplasm from any seed company’s breeding operation with value added productivity and sustainability traits in order to enable and accelerate efficient commercialization regardless of crop, customer, or geography.

The Operational Model

Historically, trait development has been a crop-by-crop and trait-by-trait process. The Company believes that gene editing fundamentally improves trait development because of the increased scale, scope, and speed enabled through these technologies. This is why the Cibus operational model differs from pre-gene editing models. In Cibus’ Trait Machine process, Cibus is not focused on a specific crop, but rather its focus is specific traits. The goal of Cibus’ operational model is to develop important productivity and sustainability traits that are applicable to multiple crops with attractive economics.

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

Cibus’ Rapid Trait Development SystemTM — A combination of advanced gene editing technologies and complementary artificial intelligence (AI) tools:

As of the date of this Annual Report, Cibus had operational crop platforms in Cassava, Canola, Flax, Peanut, Potato, Rice, Sugar Beet, and Wheat, and Cibus has used its Canola and Rice platforms to edit elite customer germplasm.

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

The Commercial Model

Cibus’ commercial model involves future development of commercialization or license agreements under which it would receive royalty or license fees related to a seed company customer’s sale of seed containing a Cibus developed productivity trait. Seed companies paying royalties for traits is a long-standing practice in agriculture, and is central to how major GMO-based traits have been commercialized. Cibus’ commercial model is based on this practice. The trait provider is paid a royalty for every bag (unit) sold or each acre on which the traits are used. Virtually every seed has royalties owed to third parties for intellectual property associated with either the germplasm or the traits in that seed. In each case, the trait provider is not involved in seed bulk-up or launch once a trait is transferred to the seed company.

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

In analyzing potential Trait Fees, management takes into account available market information regarding competitors’ current trait fees as well as assumptions regarding competition, trait relevance and trait value in specific geographies and potential savings to farmers, switching costs, and various other factors. Because Sclerotinia resistance is expected to be the first commercial disease trait, there are no directly comparable trait fee reference points. Management estimates that the Sclerotinia resistance Trait Fee will generally align with the relevant cost of fungicide applications, which are an alternative method to manage disease. With respect to Sclerotinia resistance, management also considers economic similarities to the Bt trait, a GMO trait that is used to control insects. For the remaining Trait Fees, management also takes into account comparable trait fees currently payable in respect of seeds containing existing commercial traits. Actual Annual Addressable Royalties, if any, could be materially different than those expressed, implied, or anticipated by the estimates presented.

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

In addition to its core trait licensing and royalty model, Cibus is exploring alternative customer partnership and other economic arrangements, particularly in opportunity-rich markets like India, Asia (outside of China), and Latin America.

The Breeding Challenge that the Trait Machine Process Addresses

Historically, the introduction of desirable traits in plants was achieved by major seed companies using conventional breeding or by employing transgenic processes. Both conventional breeding and transgenic bioengineering require substantial development time frames. According to a 2022 study from AgBioInvestor, the average time to bring a biotechnology-derived genetic trait to the point of commercialization in 2017-2022 was approximately 12-16 years at a cost of $115.0 million. Conventional breeding techniques, on the other hand, can require approximately 12-15 years. Further, for transgenic techniques, the integration of recombinant DNA typically results in seeds being classified as genetically engineered or bioengineered producing GMOs that are subject to significant regulation.

Cibus views gene editing as an extension of plant breeding. The Trait Machine process builds on gene editing technologies as a supplement to conventional breeding. It offers a standardized, automated approach that makes the same changes as conventional breeding but more accurately and efficiently, and in a time bound, reproducible, and predictable way. In addition, it has the ability to develop complex traits that are difficult to achieve using conventional breeding. The Trait Machine process introduces high value productivity traits directly into a customer’s market-ready varieties or parent lines in a process that takes on average 3 to 5 years, which shows the potential to transform a historically lengthy and random conventional breeding process. By working directly with a customer’s elite germplasm, the Trait Machine process accelerates the time to market for developed traits.

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

Over the Company’s history, Cibus has accessed the sequences of thousands of genomes (and fragments thereof) allowing it to analyze, classify, and catalog plant DNA sequences. Analysis using comparative genomics allows the Company’s scientists to understand and associate those sequences with important plant traits. Cibus has a team of informatics specialists that use computational biology using the Company’s systems approach to plant genetic data to identify key sequence differences in targets that represent potential candidates or components for its traits. In some cases, the Company’s efforts are complemented with external AI partnerships. This computational biology analysis can also identify multiple genes and gene edits that influence important traits. These traits include improving plants to address the increase in diseases, to manage the increased challenges of weeds, insects, and pests, and to adapt to less water or increased temperatures. For many traits in the Company’s pipeline, Cibus combines computational prediction with hypothesis testing in the laboratory to explore sequence differences in potential targets (genes/loci) to iterate to a list of preferred edits to assess in crops. These discovery efforts are often performed in a variety of microbial hosts. The Company’s long discovery history has enabled sequence changes in microbial assays to be correlated with precise edit performance in plants. By knowing exactly which genes, or edits to those genes, contribute to specific characteristics of a plant, Cibus can rapidly deploy its gene editing capabilities to obtain plant traits to improve farmer productivity and to develop sustainable ingredients.

The Benefit of using Elite Germplasm to Edit

Cibus’ ability to perform direct editing in elite genetics allows seed company plant breeders to rapidly incorporate these new traits into commercial lines (varieties) or parents for hybrid seed. Increased speed of breeding is of paramount importance for follow on speed to market. Traditionally, trait development and farmer access to seed innovation has been a very slow process. RTDS enables Cibus’ partners to accelerate this process.

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

Once Cibus has identified which genes to edit, RTDS can operate within the genome, such as through an Oligonucleotide Directed Mutagenesis (ODM) technique. The first application of ODM as a gene editing technique in plants occurred over 20 years ago, when researchers, including Cibus’ Interim Chief Executive Officer, President, and Chief Operating Officer, Dr. Peter Beetham, were able to edit plant cells to become resistant to sulfonylurea herbicides. Following this breakthrough, modified plant cells were cultured and regenerated into whole plants that produced progeny with heritable and stable gene mutations for this herbicide tolerance trait.

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

ODM in Combination with Engineered Nucleases

The key to specific gene editing to truly edit genes requires the GRON. While significant and practical gene editing frequency is possible through ODM utilizing the GRON alone, various techniques can enhance the efficiency of the GRON’s editing process. For example, Cibus’ GRON has achieved significant gene editing efficiency improvements when combined with certain engineered nucleases designed to precisely introduce controlled DNA double-strand breaks. These engineered nucleases include meganucleases, zinc finger nucleases, TAL effector nucleases (TALENs), and clustered regularly interspaced short palindromic repeats (CRISPR)-associated endonuclease Cas9 (CRISPR-Cas9) systems. Cibus’ RTDS technologies have been significantly enhanced where its GRONs are used to reliably and precisely target DNA sequence changes close to a cut site made by such DNA-breaking reagents.

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

Its proprietary technologies and trait product candidates are protected by more than 500 patents and patent applications worldwide across 26 patent families. The scope of such intellectual property protection depends on the laws of the local jurisdiction, which, in some jurisdictions, may provide less protection than the laws of the United States. Moreover, the duration of protection varies between different types of intellectual property rights. For instance, in the United States patents generally remain in force for 20 years from the filing of the patent application. Cibus’ issued patents are expected to expire between 2027 and 2040. Cibus holds key patents and patent applications with respect to RTDS gene editing methods, its PSR trait, applications of its RTDS technologies, and products of its RTDS technologies. Cibus believes its patent portfolio provides Cibus with a significant competitive advantage and creates a barrier to entry for potential competitors. In addition, as of December 31, 2025, Cibus owned more than 30 trademark registrations and applications related to its products, product candidates, processes, and technologies. Cibus anticipates it will apply for additional patents and trademark registrations in the future as it develops new products, product candidates, processes, and technologies.

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

GOVERNMENT REGULATIONS AND PRODUCT APPROVAL

Cibus plans to license its products globally into its key target agricultural markets, including those in the Americas, Europe, and Asia. Each region and/or country across these geographies has national statutes and regulations that govern the use of agriculture biotechnology, in food, feed, and environmental applications. While nearly all regions and/or countries have mechanisms to regulate GMOs, the regulatory environment for products of gene editing vary from country-to-country. Because GMO (transgenic) technologies involve the integration of foreign DNA into the plant genome, many countries have imposed severe restrictions and/or have implemented extensive risk assessment and authorization processes for these products. However, in recent years, there has been a significant effort globally to develop separate regulations for products of gene editing technologies that do not involve the integration of foreign DNA (transgenes) into commercial plant products. Generally, where such constructive gene editing regulations apply, the focus is on regulation of the product, not the process by which it was developed, and recognition of the genetic improvements conferred by these processes as equivalent to those that can be achieved through conventional plant breeding. As such, Cibus’ initial product commercialization efforts with its customers are with respect to those jurisdictions which have or are developing gene editing regulations that Cibus believes will significantly reduce the adverse cost and competitive impacts of compliance.

Because traits developed through Cibus’ RTDS platform are indistinguishable from traits that occur naturally or those developed through conventional breeding approaches, Cibus’ productivity traits stand to benefit from this increasingly prevalent regulatory approach.

The Americas

Countries in North and South America have led efforts to modernize regulations in respect of gene editing. Both the United States and Canada have clarified the regulatory status for gene edited plants and certain countries across South America, including Brazil, Argentina, Colombia, Chile, Ecuador, Uruguay, Paraguay, and Peru, have aligned standards, which the Company believes demonstrates a positive trend towards a harmonized approach across key agricultural jurisdictions. While the process in each country varies, plant traits that have been developed without the introduction of foreign DNA, such as those developed by Cibus’ RTDS technologies, are generally regulated similarly to those developed through conventional breeding. Importantly, Cibus has received regulatory opinions from jurisdictions in both North and South America confirming that certain early products of Cibus’ RTDS technologies will be regulated in alignment with conventional breeding standards.

While many countries have updated regulations to distinguish between gene editing and GMO technology, others are still in the process of updating guidelines or may not have begun the process formally.

The United States of America

In the United States, the USDA, the FDA, and the Environmental Protection Agency (EPA) have a coordinated framework to regulate the application of biotechnology to agriculture through a system of environmental (and food/feed) laws and regulations.

Currently, transgenic technologies used in agriculture are overseen by USDA-APHIS. Under the Plant Protection Act (PPA), the USDA requires anyone who wishes to import, transport interstate, or plant a “regulated article” to apply for a permit or notify APHIS that the introduction will be made. Regulated articles are defined as any organism which has been altered or produced through genetic engineering which APHIS determines is a plant pest or has reason to believe is a plant pest. Applicable regulations identify specific groups of organisms which are, or contain, plant pests. Any genetically engineered organism composed of DNA from any of these listed groups is deemed a regulated article if it also meets the definition of a plant pest.

Cibus’ RTDS technologies do not involve insertion or integration of foreign genetic material into plant DNA but result in site-specific mutations identical to those occurring in nature. The final product does not contain foreign genetic material. Consequently, both process and product are non-transgenic.

Under APHIS’s “Am I Regulated” process, developers can submit a petition to APHIS requesting an agency determination that a developed plant is unlikely to pose a plant pest risk, and therefore, is not a “regulated article” and is not subject to APHIS’ biotechnology regulations. If, upon the completion of the review, APHIS grants the petition, the product is no longer deemed a “regulated article” and the petitioner can commercialize the product, subject to any conditions set forth in the decision.

In 2004, APHIS informed Cibus in writing that products developed using RTDS are not subject to regulation under the PPA. Therefore, it was not necessary under USDA and APHIS regulations to file a notification to conduct a field trial or seek permission to commercialize a product created using those technologies. From time-to-time, Cibus may submit gene edited traits through the Am I Regulated process to re-confirm that subsequent generations of technology continue to not be “regulated articles” and not subject to APHIS’ biotechnology regulations.

The 2020 SECURE Rule and Its Vacature

In June 2020, the Am I Regulated process was discontinued and was replaced with the Sustainable, Ecological, Consistent, Uniform, Responsible, Efficient (SECURE) Rule, which took effect on August 17, 2020. Under the SECURE rule, certain categories of modified plants were exempt from regulations because they could otherwise have been developed through conventional breeding techniques and thus were unlikely to pose an increased plant pest risk compared to conventionally bred plants. In addition, plants that had a plant-trait-mode of action combination that was the same as in a plant that had been determined by APHIS to be unlikely to pose a plant pest risk were exempt from the regulations. Under the SECURE rule, developers could request a confirmation from APHIS that a modified plant qualified for an exemption, with APHIS providing a written response within 120 days of receiving a sufficiently detailed request. However, on December 2, 2024, the United States District Court for the Northern District of California vacated the 2020 SECURE rule.

As a result, APHIS re-established the regulatory and non-regulatory processes under the pre-2020 framework, including pathways for authorizing regulated activities, commercializing products, and providing compliance oversight for products of biotechnology. In keeping with this approach, APHIS has restarted the Am I Regulated process and resumed issuing permits under that framework.

Cibus continues to work with the USDA with pipeline products as the regulatory framework evolves. There can be no guarantee that the governing regulations will not change further.

Other United States Regulatory Considerations

Further, some of Cibus’ future products may be subject to FDA food product regulations or EPA environmental regulations. The FDA primarily derives its regulatory power from the Federal Food, Drug, and Cosmetic Act (FDCA).

The FDA’s approach to the use of genome editing techniques to produce new plant varieties that are used for human or animal food has continued to evolve over time. In February 2024, the FDA issued final guidance titled “Foods Derived from Plants Produced Using Genome Editing,” which clarifies the agency’s regulatory approach for assessing the safety of foods intended for human or animal consumption derived from genome-edited plants. This guidance reaffirms that the FDA’s risk-based approach for foods derived from new plant varieties also applies to foods from genome-edited plants. For products less likely to raise safety issues, the guidance introduces a simplified voluntary premarket meeting process, distinct from the traditional premarket consultation process. In May 2024, EPA, FDA, and USDA released a joint regulatory plan to update, streamline, and clarify their regulations and oversight mechanisms for biotechnology products under the Coordinated Framework for the Regulation of Biotechnology. The agencies identified five major focus areas: modified plants, modified animals, modified microorganisms, human drugs/biologics/medical devices, and cross-cutting issues. Implementation of the agencies’ stated priorities may be subject to change, as FDA’s leadership under the current presidential administration has frozen implementation of many new final regulations to allow review, creating uncertainty regarding regulatory direction. If the FDA or other agencies enact new regulations or policies with respect to gene edited plants, such policies could result in additional compliance costs and/or delay the commercialization of Cibus’ product candidates.

In addition, it is also possible that some products, into which Cibus introduces novel disease-resistance traits, will be subject to EPA regulation. If the specific trait is deemed to meet the definition of a “pesticide” the EPA will regulate the distribution, sale, or use. The Biopesticides and Pollution Prevention Division (BPPD) of the Office of Pesticide Programs (OPP) under the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) administers such regulatory oversight. This evaluation will determine the reasonable certainty that no harm from pesticide residues occurs in food and feed. Exemptions and tolerances are set by the FDCA. In addition, the EPA has the authority to register new herbicide uses. For traits that confer herbicide tolerance, label updates may be required prior to commercial launch.

Canada

Canada regulates genome-edited plants through a “product-based” approach rather than a “process-based” approach, where Canadian regulators focus on the characteristics and traits of the plant itself—not on how it was developed. Under this framework, a plant is subject to regulatory oversight if it qualifies as a “plant with novel traits” (PNT), which is defined as a plant where a new trait has been intentionally introduced that is both new to cultivated populations of the species in Canada and has the potential to have a significant negative environmental effect. If a plant meets only one of these criteria but not both, it does not trigger regulation as a PNT. The Canadian Food Inspection Agency (CFIA) assesses plants based on five environmental safety criteria: weediness potential, impacts of gene flow to related plants, plant pest potential, impacts on non-target organisms, and impacts on biodiversity. Importantly, based on scientific review, the CFIA has concluded that gene editing technologies do not present any unique or specifically identifiable environmental or human health safety concerns compared to conventional plant breeding methods like chemical or radiation-based mutagenesis.

From a practical standpoint, two categories of plants always require CFIA authorization before being released into the environment: (1) plants containing foreign DNA (i.e., DNA from genetic sources outside the plant species that cannot be introduced using conventional breeding), and (2) plants with a new commercially-viable herbicide tolerance trait. For gene edited plants, if the DNA encoding the gene editing machinery (such as CRISPR-Cas components) remains in the plant’s genome and has not been removed through subsequent breeding and selection, the plant is considered to contain foreign DNA and requires authorization. For herbicide tolerant plants developed without foreign DNA, the CFIA offers a streamlined 60-day review process focused primarily on the herbicide tolerance management plan. Outside these two categories, the CFIA does not foresee significant negative environmental impacts from gene edited crop plants already grown in Canada and generally does not expect to receive authorization requests for such plants.

The responsibility for determining whether a plant qualifies as a PNT rests with the proponent (the developer, breeder, or owner), who must evaluate their plant against the environmental safety criteria and notify the CFIA if authorization is required. If a plant is not a PNT, no CFIA notification or authorization is needed, though the plant may still need to meet other regulatory requirements such as novel food approval from Health Canada, novel feed approval from the CFIA, or variety registration. Proponents can request advisory assistance from the CFIA’s Plant Biosafety Office at any stage of development to confirm whether their product is considered novel.

Latin America

In Latin America, a number of countries including Ecuador, Argentina, Brazil, Chile, and Colombia have implemented specific regulations for gene editing. These key jurisdictions— Ecuador, Argentina, Brazil, Chile, and Colombia—have each adopted regulatory frameworks for gene edited plants that share a common foundational principle of distinguishing between traditional genetic engineering (which introduces foreign DNA) and newer breeding techniques like genome editing, where no foreign genetic material remains in the final product.

Argentina became a global pioneer in 2015 when it became the first country to establish explicit criteria determining that certain products obtained through genome editing are not classified as “living modified organisms” subject to traditional biotechnology regulations. Under Argentina’s approach, codified in Resolution 21/21, the key question is whether a “novel combination of genetic material”—meaning the permanent insertion of foreign DNA sequences—is present in the final product. If a gene edited plant contains only insertions, deletions, nucleotide substitutions, or allele replacements without foreign DNA, it falls outside of agricultural biotechnology regulations and is treated as a conventional plant. Developers submit applications to Argentina’s Coordination of Innovation and Biotechnology and CONABIA, which must provide a determination within 80 working days. This system applies to plants, animals, and microorganisms, and is explicitly designed to be flexible enough to accommodate future technologies rather than being limited to a specific list of techniques.

Brazil, Chile, and Colombia have followed Argentina’s lead with similar product-based approaches. In Brazil, Normative Resolution 16 of 2018 establishes criteria for evaluating “Precision Breeding Innovation Techniques,” exempting genome-edited products from regulation when no transgene is inserted into the final product. Brazil’s National Technical Biosafety Commission (CTNBio) reviews applications on a case-by-case basis to determine whether a product meets these criteria. Chile became the second country after Argentina to implement a similar regulatory approach in 2017, with its Agricultural and Livestock Service (SAG) evaluating genome-edited products against existing biosafety regulations and excluding those not considered “Living Modified Organisms” from stricter controls. Colombia’s Resolution 29291 of 2022 similarly creates a process whereby the Colombian Agricultural Institute (ICA) determines within 60 business days whether a genome-edited product should be classified as a living modified organism or regulated as a conventional product.

Europe

On March 14, 2025, EU member states endorsed the Council’s negotiating mandate on the regulation of plants obtained by NGTs. This important advancement enabled trilogue discussions to agree on the final text of the legislation to be proposed for final adoption. The trilogue was a highly iterative process involving detailed committee work streams and negotiations among individual member countries, the EU Parliament, and the European Commission.

In December 2025, EU officials reached political agreement and the trilogue negotiations on NGTs concluded successfully. As noted in a press release from the Council, the agreement reflects the original intent of the European Commission’s proposal to provide a framework for the development and growing of gene edited plants and addresses key aspects regarding intellectual property and access to seed. The trilogue agreement would establish a framework for the development and growing of gene edited plants that are equivalent to those produced through conventional breeding. Once adopted and implemented, the framework will create two pathways for NGT plants:

Category 1 Plants are NGT plants that could also occur naturally or through conventional breeding, excluding plants with certain excluded traits (such as herbicide tolerance traits). Category 1 plants will be treated like conventional plants and exempted from the requirements of the EU’s GMO legislation. Category 2 plants include all other plants, including plants with herbicide tolerance traits, for which the requirements of the current, restrictive GMO legislation would apply. Accordingly, access to European planted acres with respect to Cibus’ weed management (HT) traits is expected to be constrained.

The framework includes significant provisions regarding patents and seed access. Applicants seeking to register Category 1 plants must disclose all existing or pending patents, and this information must be included in a publicly available database. A new expert group comprised of EU member state experts, the European Patent Office, and the Community Plant Variety Office will be created to examine the effect of patents on NGT plants.

EU member states retain certain flexibility under the framework, including the ability to opt out of cultivation of Category 2 plants on their territory and may implement optional co-existence measures.

The agreed legislative text outlining a framework for NGTs in the EU has now been advanced for endorsement by the Council and the EU Parliament to formalize adoption and initiate the administrative process of implementing regulations. The regulation is expected to be published in the Official Journal in 2026 and will start applying between one to two years after publication.

The United Kingdom

On November 13, 2025, the United Kingdom’s Genetic Technology (Precision Breeding) Regulations 2025 took effect, implementing the Genetic Technology (Precision Breeding) Act 2023 and establishing a new regulatory framework in England for gene edited plants. Under this framework, plants whose genetic modifications could have occurred naturally or through conventional breeding methods are classified as PBOs, and are subject to a streamlined approval process distinct from the more rigorous requirements previously applied to all genetically modified organisms under EU-derived regulations. Genetically edited plants that contain genes from other organisms or involve modifications that could not have been achieved through traditional breeding remain subject to the legacy GMO regulatory regime.

The PBO approval pathway involves a tiered process based on the intended use of the organism. To release a PBO, developers must submit a release notice to DEFRA describing the organism, the intended genetic alterations, and the techniques used. Prior to commercial sale, a marketing notice must be filed with information on both intended and unintended genetic changes, after which an advisory committee confirms the organism’s PBO status. For PBOs intended for use in food or animal feed, developers must obtain a separate marketing authorization from the FSA. This application requires demonstration that the genetic modifications are not expected to adversely affect nutritional quality, increase toxicity, alter allergenicity, or otherwise compromise food or feed safety.

Asia

In Asia, a number of countries including India, Japan, Thailand, and the Philippines have implemented specific regulations for gene editing. Discussions and/or legislative processes are being initiated and/or moving forward in other Asian countries, albeit at a somewhat slower pace than the foregoing. While the process in each jurisdiction varies, the frameworks provide for reduced requirements and more streamlined reviews compared to what is currently required for GMOs.

These key jurisdictions—India, Japan, Thailand, and the Philippines—have each adopted regulatory frameworks for genome edited plants that share a common foundational principle of distinguishing between plants that contain foreign DNA and those that do not. In all four countries, genome edited plants that are free of foreign genetic material—meaning the final product contains only genetic changes that could theoretically occur through conventional breeding or natural mutation—are exempt from the more rigorous safety assessments that apply to traditional GMOs. India applies this distinction through its “SDN-1” and “SDN-2” categories for plants that undergo targeted DNA cuts without introducing foreign material, while Japan allows qualifying genome edited products to bypass full safety review in favor of a voluntary notification process. Thailand requires that the final product contain only genetic material from organisms capable of naturally breeding with each other, and the Philippines classifies products as non-GMO if they do not contain a “novel combination” of genetic material. This science-based approach reflects a broader regional trend toward enabling innovation in agricultural biotechnology while maintaining appropriate oversight.

While sharing fundamental principles, each country has developed its own procedural framework for evaluating and approving genome edited plants. India employs a two-tiered oversight system involving local Institutional Biosafety Committees and a national Review Committee on Genetic Manipulation, with researchers required to obtain certification confirming their plants are free of foreign DNA before moving them out of laboratory conditions. Japan divides regulatory responsibility between the Ministry of Agriculture, Forestry, and Fisheries for animal feed and environmental matters and the Ministry of Health, Labour, and Welfare for food products, both of which administer the streamlined notification process. Thailand’s certification process is managed by its Department of Agriculture and involves review by an Agricultural Biosafety Evaluation Subcommittee before a final decision by the Agricultural Biosafety Committee, after which certified plants may be imported, cultivated, and exported. The Philippines routes applications through the Bureau of Plant Industry, which conducts a Technical Consultation for Evaluation and Determination and, for qualifying products, issues a Certificate of Non-Coverage confirming exemption from full GMO regulation while still requiring compliance with other standard requirements such as quarantine and varietal registration.

Overall Regulatory Trajectory

While Cibus views the overall trajectory of the regulatory landscape positively, as described above with respect to key jurisdictions, there are a number of headwinds, including lack of international regulatory policy harmonization for products of gene editing and organized and vocal opponents of modifying existing, restrictive regulatory frameworks. As global regulatory policy for products of gene editing technology is evolving quickly, policy developments and market trends will continue to be a key factor in Cibus’ and Cibus’ customers’ ability to successfully commercialize traits from Cibus’ RTDS technologies.

Signaling a favorable global trend, numerous regulatory agencies in the Americas, including the United States, Canada, Argentina, Chile, and Ecuador, and across the globe, including the United Kingdom and in Africa and Southeast Asia, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. Below is a map graphically showing Cibus management’s assessment of the global regulatory framework as of March 2026, compiled from information published by government authorities and industry associations including: International Seed Federation (ISF), CropLife International (CLI), American Seed Trade Association (ASTA), United States Department of Agriculture Foreign Agricultural Service (USDA FAS).

As used in the map, “Regulatory Policy in Place” means that gene edited crops are regulated more similarly to conventional crops and not GMOs, “Regulatory Policy Developments” means that ongoing research regulations are in development, but no current timeline or regulatory guidance has been established, and “Policy Discussions Underway” means the regulatory status of gene editing of crops has not been favorably determined. Hash marks indicate countries with regulatory policy advanced or in place, with ongoing positive developments.

Canada
USA
Mexico
EU-27**
Switzerland
England
Wales, Scotland, Northern Ireland
Norway
Israel
Russia
Japan
Korea
China
Philippines
Thailand
Singapore
Indonesia
Australia
New Zealand
Honduras
Guatemala
El Salvador
Costa Rica
Colombia
Ecuador
Peru
Chile
Brazil
Paraguay
Uruguay
Argentina
Burkina Faso
Ghana
Nigeria
Zimbabwe
Eswatini
South Africa
India
Sudan
Ethiopia
Kenya
Malawi
Legend:
Regulatory Policy in Place*
Regulatory Policy Developments
Policy Discussions Underway

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

Cibus expects that all of its productivity traits will be treated as gene edited, meaning they are developed without integrating foreign DNA in the process or in the product. This designation that the Company’s productivity traits are not being regulated as GMO in many jurisdictions is an important competitive factor. The non-transgenic categorization of Cibus’ productivity trait products in these key target markets provide Cibus with significant advantages. All five productivity traits in Cibus’ pipeline have been determined not to be regulated articles through the USDA’s Am I Regulated process.

Numerous regulatory agencies in the Americas, including the United States, Canada, Argentina, Chile, and Ecuador, and across the globe, including the United Kingdom and in Africa and Southeast Asia, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. In addition, Cibus is able to bring gene edited germplasm to its customers quickly and at a low cost, in part because its products are not subject to the expensive and time consuming regulatory hurdles that apply to transgenic products.

The Trait Machine Process materially accelerates the time and ability to develop new productivity traits. Time to develop and time to commercialize productivity traits are important competitive factors. The ability of Cibus to collaborate with seed companies and edit directly into a their elite, or best, germplasm accelerates time to launch by enabling each new productivity trait to be quickly prototyped to confirm the commercial need and viability before scaling into elite germplasm from multiple customers. Cibus’ products include five productivity traits, which those selected as its initial strategic focus are based on customer demand and the competitive position for each productivity trait once developed.

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

Recognized as non-transgenic in key target markets due to Cibus’ unique processes and products. Numerous regulatory agencies in the Americas, including the United States, Canada, Argentina, Chile, and Ecuador, and across the globe, including the United Kingdom and in Africa and Southeast Asia, have confirmed that Cibus’ RTDS-developed trait products are non-transgenic and are not subject to heightened GMO regulation in these markets. The non-transgenic categorization of Cibus’ trait products in these key target markets provide Cibus with significant advantages. In particular, Cibus is able to bring its products to market quickly and at a low cost, in part because its products are not subject to the time consuming regulatory hurdles that apply to transgenic products.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2025, Cibus had 118 full-time employees, including a total of 29 employees with Ph.D. degrees. Of these employees, approximately 89 employees are engaged in R&D, including trait development and production. None of Cibus’ employees are represented by a labor union or collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

Cibus also strives to make the Company an inclusive, safe, and healthy workplace, with opportunities for each of its employees to grow and develop in their careers. Additionally, Cibus promotes opportunities for employees of all backgrounds and seeks to actively support, promote, and maintain a culture that fosters inclusion and diversity with respect to age, disability, gender identity or expression, ethnicity, military veteran status, national origin, race, religion, sexual orientation, and other backgrounds and experiences. Cibus has a highly matrixed team that fosters diversity in ideas and background with 57 percent of its employees holding advanced degrees and approximately half of its employees who are women. Cibus is committed to continuing to improve representation and diversity, while fostering a welcoming environment where everyone belongs.

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

RESEARCH AND DEVELOPMENT

Cibus’ R&D is involved in multiple aspects of platform and trait development. It is involved in building the crop-specific single cell platforms that are integral to the Trait Machine process. In addition, they are integral to the development and implementation of the RTDS and ODM gene editing technologies and the development building and implementation of the crop-specific platforms with the Trait Machine process. The team has technical expertise in genomics, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, cell biology, plant physiology, plant breeding, and strain engineering. Cibus’ R&D activities are conducted at both its San Diego, California and Roseville, Minnesota facilities. In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company is currently working to sublease the facility in connection with the Company’s previously announced streamlined business focus, prioritizing its nearest-term and currently funded commercial opportunities. Cibus has made, and will continue to make, substantial investments in R&D. Its R&D expenses were $44.2 million and $50.4 million for the years ended December 31, 2025, and 2024, respectively.

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

CORPORATE INFORMATION

Cibus, Inc. incorporated in Delaware on January 8, 2010. Cibus Global, LLC (Cibus Global), a Delaware limited liability company and a subsidiary of the Company, was formed on May 10, 2019. Prior to this, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on September 11, 2008. The Company’s principal executive offices are located at 6455 Nancy Ridge Drive, San Diego, California 92121, and its telephone number is (858) 450-0008. The Company also maintains a website at www.cibus.com. The information contained in, or that can be accessed through, its website is not part of this Annual Report on Form 10-K.

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

Cibus’ business is currently primarily focused on R&D of plant gene editing and advancing its commercial strategies with seed company customers. While Cibus has established commercial relationships with seed company counterparties, it presently does not have any revenue generating commercial contract with such seed companies. Accordingly, the Company has only a limited operating history upon which to evaluate its business and long-term prospects.

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

As of December 31, 2025, Cibus had $9.9 million of cash and cash equivalents. Current liabilities were $16.9 million as of December 31, 2025.

In the absence of significant additional financing, there will likely continue to be substantial doubt about Cibus’ ability to continue as a going concern. To finance Cibus’ continued operations under its current business plan over the next 12 months, Cibus will need to raise additional capital. Such financing may not be available within Cibus’ required timeframes, on acceptable terms, or at all. Furthermore, the Company’s ability to raise additional capital may be limited by applicable SEC rules and Nasdaq shareholder approval requirements.

In light of the foregoing needs and constraints on the Company’s capital resources, its Board of Directors will, together with its professional advisors, continue to evaluate a full range of strategic alternatives to maximize shareholder value, which may include potential equity or debt financing transactions, business combination transactions (including an acquisition or merger transaction), sales of assets, licensing, and other strategic transactions. Certain potential strategic transaction alternatives could (i) result in substantial additional dilution to existing stockholders, (ii) result in the issuance of securities with preferences over Cibus’ existing Common Stock, (iii) subject the Company to covenants that impose operational restrictions, (iv) require it to relinquish potentially valuable rights to pipeline traits or proprietary technologies, (v) result in the granting of licenses on terms that are not favorable to the Company, or (vi) have a material adverse effect on the market price of the Class A Common Stock.

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

Cibus’ ability to compete depends on its ability to anticipate market demands and responsively innovate in an efficient manner. At the heart of Cibus’ innovation activities is its proprietary RTDS technologies. If Cibus’ competitors are able to refine existing alternative gene editing technologies to be, or develop new gene editing technologies that are, superior to its RTDS technologies, Cibus may face reputational damage and a decline in the demand for its products. This risk is exacerbated by competitors’ increasing use of AI technology to rapidly develop and enhance existing technologies.

Ultimately, if Cibus cannot demonstrate that its products are better alternatives to existing or future product options, Cibus may not succeed in its markets, or its technologies may be rendered obsolete or uneconomical, which would adversely affect its business, results of operations, and financial condition.

The Company’s streamlined business focus may result in operational and strategic challenges.

Cibus’ business is focused on advancing weed management in Rice and its partially partner-funded and/or supported sustainable ingredients program.

Cost reduction actions associated with this streamlined business focus, including rationalization of human capital resources and certain non-core facilities, may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as unplanned attrition and reduced employee morale. Cibus’ ability to successfully execute on its strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm Cibus’ business and operations. As a result, Cibus’ management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes. Moreover, although Cibus has recently implemented, and may continue to implement, cost reduction actions, including reductions in its workforce, there can be no assurance that Cibus will be able to achieve its stated cash burn targets in a timely manner, or at all, or that such changes will result in improved cash flow and financial stability.

The Company’s decision to streamline its business focus on weed management in Rice and its partially partner-funded and/or supported sustainable ingredients program reflects management assumptions and estimates regarding the demand for end-products containing Cibus licensed intellectual property, the existence or non-existence of products being simultaneously developed by competitors, global and regional agricultural and macro-economic conditions, and potential market penetration and obsolescence, whether planned or unplanned. There can be no assurance that such management assumptions are correct, and any failure to realize such demand forecasts for Cibus’ products or downstream products containing Cibus’ intellectual property could have a material adverse effect on Cibus’ business, results of operations, and financial condition.

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

Cibus’ current headquarters is located in San Diego, California. At present, Cibus’ R&D operations are also conducted at its San Diego, California facility. In addition, Cibus’ first generation parent seed is also produced by Cibus staff in greenhouses near its headquarters and hybrids designated for testing are developed using several different cooperators, primarily in Chile.

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

Factors that may affect Cibus’ ability to effectively license its intellectual property and support its licensee’s commercialization efforts include its ability to: recruit and retain adequate numbers of qualified personnel, effectively develop relationships with potential licensee customers in the seed industry, secure license agreements with companies requiring them to undertake specific commercialization activities within specified timeframes, and persuade downstream farmers to purchase and use seed products that integrate Cibus licensed intellectual property. Developing and maintaining such capabilities requires significant investment, is time consuming, and could delay the licensing of Cibus’ intellectual property with respect to productivity traits or the commercial launch of its licensees’ seed products.

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

Cibus’ financial statements include goodwill which could become impaired in the future under certain conditions, and any such impairment may significantly impact Cibus’ results of operations and financial condition.

As of December 31, 2025, Cibus had approximately $232.5 million in goodwill from the merger with Cibus Global. In accordance with ASC 350, Goodwill and Other, the Company evaluates the carrying value of goodwill for impairment annually as of November 1. On November 1, 2025, Cibus performed its annual impairment analysis and determined there was no change from the preceding analysis, which occurred on March 31, 2025, and no additional impairment was triggered related to this annual review.

In addition to its annual analysis, Cibus also assesses goodwill between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. For example, during the first quarter of 2025, the Company experienced a triggering event and assessed its goodwill for impairment. Cibus considered the decline in market capitalization of its Class A Common Stock since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company determined its goodwill was impaired by $21.0 million, which was recorded during the first quarter of 2025 in the accompanying consolidated statements of operations.

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

Seasonality also relates to the limited windows of opportunity that farmers have to complete required tasks at each stage of crop cultivation. Weather and environmental conditions and natural disasters, such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, excessively hot or cold weather, drought, or fire, affect decisions by farmers about the types and amounts of seeds to plant and the timing of harvesting and planting such seeds. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect demand. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. Should adverse conditions occur during key growing and harvesting seasons, such conditions could substantially impact demand for agricultural inputs. Any delayed or cancelled orders as a result of such conditions would negatively affect the quarter in which they occur and cause fluctuations in Cibus’ operating results.

Cibus’ business could be materially affected by disruptions in the global economy caused by geopolitical and military conflicts.

Military conflict or related geopolitical tensions and disputes, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, and changes to foreign exchange rates and financial markets, any of which may adversely affect Cibus’ business and supply chains. As regulatory conditions open additional geographies for Cibus’ products, the Company may become increasingly susceptible to adverse effects of regional or global geopolitical instability and uncertainty, which may negatively impact Cibus’ ability to sell to, ship products to, obtain raw materials from, collect payments from, and support customers or partners in certain regions. The outbreak, escalation, or expansion of economic disruption, or expansion in the scope of global or regional conflicts, could have a material adverse effect on Cibus’ results of operations.

Risks Related to Regulatory and Legal Matters

Regulatory requirements in certain jurisdictions for gene edited products are evolving, and adverse regulatory changes could have a significant negative impact on Cibus’ ability to develop and commercialize its product candidates.

Although the regulatory framework applicable to Cibus and its trait products in several strategically important jurisdictions, such as the United States, Canada, and certain Latin American countries, is currently favorable and positive developments in the regulatory framework in the EU (except with respect to HT traits) are poised for adoption, there can be no guarantee that the governing regulations in such jurisdictions will not change. Governments of, or regulators within, such jurisdictions could institute new laws or regulations, modify existing laws or regulations, or change the way they interpret existing laws and regulations, in each case, in a way that subjects Cibus and its trait products to more burdensome standards. If the regulatory frameworks in strategically important jurisdictions changes in a manner adverse to the Company’s interests, this could substantially increase the time and costs associated with required regulatory activities of Cibus and its customers. If the regulatory burden and expense required for the utilization of Cibus’ products becomes too significant, its customers may seek alternatives that involve lesser regulatory costs.

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

The regulatory environment varies greatly from region-to-region and in many countries is less developed than in the United States.

Outside of the United States, the regulatory environment around gene editing in plants and microorganisms is characterized by greater uncertainty and variability, with regulations often varying greatly from jurisdiction-to-jurisdiction. Each jurisdiction may have its own regulatory framework regarding GMOs, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods, which may encapsulate products containing Cibus licensed intellectual property. Although there has generally been a positive regulatory trend toward the acceptance of non-transgenic gene editing technologies, Cibus cannot predict how the global regulatory landscape regarding gene editing in plants will evolve, and Cibus may incur increased regulatory costs as regulations change in the jurisdictions in which it operates.

Products containing Cibus’ traits may be subject to enhanced regulation.

Some products containing Cibus’ traits may be subject to FDA food product regulations or EPA environmental impact regulations. Under the FDA, any substance that is reasonably expected to become a food or animal feed component or additive is subject to FDA premarket review and approval, unless generally recognized among qualified experts as having been adequately shown to be Generally Regarded As Safe (GRAS) or the use of the substance is otherwise excluded from the “food additive” definition. The FDA may classify some or all of Cibus’ traits as containing a food additive that is not GRAS or otherwise determine that further review is required. Such classification would cause these traits to require premarket approval, which could delay a licensee customer’s commercialization of products containing these traits.

In February 2024, the FDA published Guidance for Industry: Foods Derived from Plants Produced Using Genome Editing. The guidance clarifies FDA’s position with respect to gene edited traits and provides two pathways for voluntary pre-market review. In general, traits that do not alter nutritional composition, safety, or use of the plant qualify for a streamlined review process with FDA, referred to as a “pre-market meeting”. Others would be required to pursue the traditional consultation pathway for GMO traits that is currently in place today. Cibus has since successfully completed three pre-market meetings with FDA, one for its PSR trait in Canola and two for its herbicide tolerance traits in Rice (HT1 and HT3).

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

•Cibus cannot be certain that it or its licensors were the first to file patent applications covering Cibus’ productivity trait or sustainable ingredient product, processes, or technologies, as patent applications in the United States and most other countries are confidential for a period of time after filing;

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

In addition to contractual measures, Cibus tries to protect the confidential nature of its proprietary information using physical and technological security measures. Such measures may not provide adequate protection for Cibus’ proprietary information. For example, there have been reported cases in the industry where productivity trait or sustainable ingredient candidates have been stolen from the field during field trials. Cibus’ security measures may not prevent an employee or consultant with authorized access from misappropriating Cibus’ trade secrets and providing them to a competitor, and the recourse Cibus has available against such misconduct may not provide an adequate remedy to protect its interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, Cibus’ proprietary information may be independently developed by others in a manner that could prevent legal recourse by Cibus. If any of Cibus’ confidential or proprietary information, including its trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, Cibus’ competitive position could be harmed and its business could be materially and adversely affected.

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

In addition, once the Company generates sufficient revenue to trigger royalty payments under the Royalty Liability, the satisfaction of such payment obligations and the interest expense related thereto may adversely affect the cash flow available for Cibus’ operations, particularly in connection with the initial payment of aggregated, but unpaid, royalty payment amounts. Further, even prior to the Company having payment obligations in respect of the Royalty Liability, fluctuations in the liability balance of the Royalty Liability due to changes in Cibus’ business model and anticipated Subject Revenues (as defined in the Warrant Exchange Agreement) from productivity trait or sustainable ingredient candidates in development could cause the value of Cibus’ securities to fluctuate, which may limit or prevent investors from readily selling their Class A Common Stock at a favorable price, or at all, and may otherwise negatively affect the liquidity of the Class A Common Stock.

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

Cibus’ executive officers, directors, and principal stockholders, in the aggregate, beneficially owned approximately 43.7 percent of Cibus’ outstanding Shares as of December 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to Cibus’ stockholders for approval, as well as Cibus’ management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of Cibus’ assets. This concentration of voting power could delay or prevent an acquisition of Cibus on terms that other stockholders may desire.

The United States net operating loss carryforwards and certain other tax attributes of Cibus may be subject to limitations.

As of December 31, 2025, Cibus had approximately $570.8 million of net operating loss carryforwards (NOLs) for federal and state income tax purposes, which may be available to offset federal income tax liabilities in the future. In addition, Cibus may generate additional NOLs in future years. Cibus established a full valuation allowance for its deferred tax assets, including NOLs, due to the uncertainty that enough taxable income will be generated to utilize the assets.

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

The Company completed a Section 382 analysis through December 31, 2023, and it was determined that the Company experienced an IRC 382 cumulative shift as of May 31, 2023, as a result of the merger with Cibus Global. The Company completed an additional analysis through each of December 31, 2025, and 2024, to determine if any additional cumulative shifts have occurred and concluded no Section 382 ownership change was identified in either 2025 or 2024. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by historical ownership changes will not impact the Company’s effective tax rate in the future. There is no assurance that Cibus will not experience additional ownership changes under Section 382 that would further limit or possibly eliminate its ability to use its NOLs. In addition, Cibus may experience ownership changes as a result of shifts in the direct or indirect ownership of its stock, some of which may be outside of its control. There is also a risk that future legal or regulatory changes may limit Cibus’ ability to use current or future NOLs to offset its future federal income tax liabilities.

Risks Related to the Organizational Structure of Cibus

Cibus is a holding company and its only material asset is its interest in Cibus Global, and it is accordingly dependent upon distributions from Cibus Global to pay taxes and cover its corporate and other overhead expenses.

As of the date of the filing of this Annual Report, all of the Up-C Units (each consisting of one share of Class B Common Stock and one Cibus Common Unit) have been exchanged for shares of Class A Common Stock and, accordingly, Cibus is now the sole holder of Cibus Common Units and owns 100 percent of Cibus Global. Cibus is a holding company with no material assets other than its ownership of Cibus Common Units. As a result, Cibus has no independent means of generating revenue or cash flow. Cibus’ ability to pay taxes and cover its corporate and other overhead expenses depends on the financial results and cash flows of Cibus Global and its subsidiaries and the distributions that Cibus receives from Cibus Global. Deterioration in the financial condition, earnings, or cash flow of Cibus Global and its subsidiaries, for any reason, could limit or impair Cibus Global’s ability to pay such distributions. Additionally, to the extent that Cibus needs funds and Cibus Global and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Cibus Global is otherwise unable to provide such funds, it could materially adversely affect Cibus’ liquidity and financial condition.

Cibus is required to make payments to the TRA Parties pursuant to the Tax Receivable Agreement for certain tax benefits Cibus may receive and the amounts payable may be substantial.

Cibus acquired certain favorable tax attributes from certain Blockers in the Blocker Mergers. In addition, redemptions or exchanges of Cibus Common Units for shares of Class A Common Stock or cash, and other transactions described herein, resulted in favorable tax attributes for Cibus. These tax attributes would not have been available to Cibus in the absence of those transactions and are expected to reduce the amount of tax that Cibus would otherwise be required to pay in the future.

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

Item 2. Properties.

The Company’s headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, with a term that expires in 2033. The headquarters facility is 53,423 square feet.. The headquarters facility lease includes one option to extend the lease.

The Company had a 31,939 square foot trait development facility for editing plants in San Diego, California until August 2025 when the lease term ended.

Additionally, the Company has certain leases for greenhouse and warehouse facilities, totaling 30,800 and 6,207 square feet, respectively, with terms that expire in August 2028 and August 2026, respectively. The Company had one option to extend the term of the greenhouse lease, for five years, and executed this right with an amended lease agreement beginning in September 2023 and expiring at the end of August 2028. There are no other options to extend this lease. The Company had one option to extend the warehouse lease for five years which it did not execute.

The Company also continues to lease its former corporate headquarters facility in Roseville, Minnesota totaling 44,000 square feet. This facility includes office, research laboratories, greenhouses, and outdoor growing plots. The lease has an initial term that began in May 2018 and expires on May 31, 2038, with monthly base rent with scheduled rent increases every five years thereafter until the end of the lease. The Company has the option to extend the term of the lease for four successive additional renewal terms of five years each commencing at the expiration date of the initial term, with monthly base rent set for each of these renewal terms. In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company is currently working to sublease the facility.

Cibus also has a small office in Europe.

Item 3. Legal Proceedings.
The Company was not a party to any material pending legal proceedings as of December 31, 2025. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock trades on the Nasdaq Capital Market under the ticker symbol of “CBUS.” The Company’s Class B Common Stock is not listed or traded on any stock exchange.

Holders of Common Stock

As of March 10, 2026, there were 402 holders of record of 69,267,774 outstanding shares of the Company’s Class A Common Stock (including 71,652 restricted shares of Class A Common Stock, which remain subject to vesting). The number of holders of record of the Company’s Class A Common Stock does not reflect the number of beneficial holders whose shares are held by banks, depositaries, brokers, or other nominees.

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

Issuer Purchases of Equity Securities

The Company repurchased 60,088 shares of Class A Common Stock and no shares of Class B Common Stock during the period covered by this Annual Report on Form 10-K. The shares of Class A Common Stock were repurchased from an employee of the Company at a price of $0.0001 per share in a transaction approved by the Company’s board of directors. During the period covered by this Annual Report on Form 10-K, 87,930 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

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

Cibus’ primary business is the development of plant traits for some of the world’s major agricultural crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. These plant traits can be licensed to global seed companies where the licensee company will include these traits in their seed products and for that Cibus will receive an annual royalty for seed sold, usually structured as a per-acre planted royalty. This is not a new business model as many companies have developed traits that have been added to seed products and have garnered significant royalties for their developers over many years. Importantly, farmers are well acquainted with the value of these seeds with traits. Cibus’ initial focus is on productivity traits, which can be associated with improving crop yields in the face of challenges such as weeds, pests, and diseases, can address environmental challenges with an overall reduction in the use of chemicals like fungicides, insecticides, or fertilizers, or can make crops more adaptable to environmental factors such as heat and drought in the face of climate change. In the near term, Cibus’ priority pipeline program centers on Rice herbicide tolerance (HT) traits and sustainable ingredients opportunities.

In summary, 2025 demonstrated advancement of the Company’s strategy and the transformative potential of its RTDS technology platform. Cibus believes it is well positioned at an important inflection point in the agricultural industry with regulatory progress advancing globally, especially with the Company’s Rice traits moving into customer germplasm.

The Company has incurred net losses since its inception. As of December 31, 2025, the Company had an accumulated deficit of $858.3 million. The Company’s net loss was $132.2 million for the year ended December 31, 2025. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

January 2025 Registered Direct Offering

In January 2025, the Company (i) issued 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock issued to Mr. Riggs and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon approval by Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approval, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants were immediately exercisable upon issuance and are exercisable until fully exercised at their exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. The Company received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for placement agent commissions and other offering expenses payable by the Company. During the year ended December 31, 2025, 4,300,000 2025 Pre-Funded Warrants were exercised.

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

January 2026 SEC-Registered Public Offering

In January 2026, the Company issued 14,836,664 shares of its Class A Common Stock including 333,333 shares issued to Mr. Riggs (January 2026 Follow-On Offering). The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.
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
The Company’s ability to generate substantial revenue from plant traits depends upon the ability to further expand its Trait Machine process/RTDS platforms, which are fundamental for multiple different plant traits. The Company is advancing the licensing for commercialization by seed companies of traits developed using RTDS.

Research and Development Expenses
The company’s R&D expenses primarily consist of expenses incurred while performing activities to discover and develop potential product candidates and to establish and improve Trait Machine processes/RTDS platforms such as:
•personnel costs, including salaries and related benefits, for employees engaged in scientific R&D functions;
•cost of third party contractors and consultants who support its product candidate and Trait Machine process/RTDS platform development;
•development costs associated with R&D activities for funded projects;
•development costs associated with seed increases (small-scale and large-scale testing) for productivity trait validation;
•purchases of laboratory supplies and non-capital equipment used for its R&D activities;
•facilities costs, including rent, utilities, and maintenance expenses, allocated to R&D activities; and
•costs of in-licensing or acquiring technology from third parties.

The Company’s R&D efforts are driven by the Company’s streamlined business focus, allocating its capital resources toward its commercial effort priorities through advancement of Cibus’ weed management productivity traits HT1 and HT3 for Rice, biofragrance products program, and its crop based sustainable ingredients work, while enabling future pipeline opportunities. The Company’s infrastructure resources are utilized across multiple R&D programs. In addition, employees typically work across multiple R&D programs. The Company manages certain activities, such as field trials and seed production, through third party vendors. Due to the number of ongoing projects and its ability to use resources across several projects, it does not record or maintain information regarding the costs incurred for its R&D programs on a program-specific basis.

The Company’s R&D efforts are central to its business and account for a significant portion of its operating expenses. With the Company’s streamlined business focus, R&D expenses are expected to decrease for the immediate future. The large-scale field testing and seed increases (small scale and large-scale) for trait validation in the near term will primarily be centered around Rice.

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

Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal, intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying consolidated statements of operations.

Goodwill Impairment

The Company evaluates the carrying value of goodwill for impairment annually as of November 1 each year in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

Long-Lived Assets Impairment

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition (Triggering Event). In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2025, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

Royalty liability interest expense – related parties (Royalty Liability Interest) is based on the Warrant Exchange Agreement Cibus Global entered into in 2014. See Note 10 to the accompanying consolidated financial statements for further details. The Company expects the contingent Royalty Liability balance to continue to increase each year until the accretion of Royalty Liability interest expense, which increases the Royalty Liability, is outpaced by the expected contingent Royalty Payments due, which decreases the Royalty Liability. Similarly, the Company expects the related non-cash contingent Royalty Liability interest expense it records to increase in conjunction with the underlying Royalty Liability balance. There are risks associated with the Royalty Liability. See “Risk Factors—Risks Related to Cibus’ Organization and Operations—Cibus’ Royalty Liability may contribute to net losses for Cibus and cause the value for securities of Cibus to fluctuate,” included in this Annual Report.

Other Interest Income, net

Other interest income, net is comprised of interest income resulting from investments of cash and cash equivalents and interest expense incurred related to financing lease obligations and notes payable. It is also driven by balances, yields, and timing of financing and other capital raising activities.

Non-Operating Income, net

Non-operating income, net are income or expenses that are not directly related to ongoing operations and are primarily comprised of gains and losses from the fair value adjustment of the Common Warrants (as defined in Note 1 to the accompanying consolidated financial statements).

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025, COMPARED TO THE YEAR ENDED DECEMBER 31, 2024
A summary of the Company’s results of operations for the years ended December 31, 2025, and 2024 follows:

	Years Ended December 31,
In Thousands, except per share and percentage values	2025	2024	$ Change	% Change
Revenue	$3,639	$4,262	$(623)	(15)%
Research and development	44,198	50,429	(6,231)	(12)%
Selling, general, and administrative	26,905	30,797	(3,892)	(13)%
Goodwill impairment	20,950	181,432	(160,482)	(88)%
Long-lived assets impairment	9,115	—	9,115	NM
Loss from operations	(97,529)	(258,396)	160,867	62%
Royalty liability interest expense - related parties	(35,481)	(34,190)	(1,291)	(4)%
Other interest income, net	438	631	(193)	(31)%
Non-operating income, net	400	9,271	(8,871)	(96)%
Loss before income taxes	(132,172)	(282,684)	150,512	53%
Income tax expense	(29)	(29)	—	—%
Net loss	$(132,201)	$(282,713)	$150,512	53%
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(5,116)	(31,325)	26,209	84%
Net loss attributable to Cibus, Inc. stockholders	$(127,085)	$(251,388)	$124,303	49%
Basic and diluted net loss per share of Class A common stock	$(2.78)	$(10.83)	$8.05	74%
NM – not meaningful
Revenue

Revenue was $3.6 million in 2025, a decrease of $0.6 million from 2024. The decrease was driven by amounts earned from collaboration agreements related to contract research for Rice and Sustainable Ingredients.

Research and Development Expense

R&D expense was $44.2 million in 2025, a decrease of $6.2 million from 2024. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $26.9 million in 2025, a decrease of $3.9 million from 2024. The decrease was primarily due to cost reduction initiatives partially offset by a $2.6 million litigation liability (see Note 9 for further details).

Goodwill Impairment

Goodwill impairment was $21.0 million in 2025, a decrease of $160.5 million from 2024. The decrease was due to the impairment of goodwill resulting from fair value assessments, based on the decline of the Company’s stock price, performed in the first quarter of 2025 and in the third quarter of 2024.

Long-Lived Assets Impairment

Long-lived assets impairment was $9.1 million in 2025, an increase of $9.1 million from 2024. The increase was due to the impairment of long-lived assets related to the wind-down activities of the Roseville, Minnesota facility.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $35.5 million in 2025, an increase of $1.3 million from 2024. The increase is driven by the recognition of interest expense on the accumulating Royalty Liability balance.

Other Interest Income, net

Other interest income, net was $0.4 million in 2025, a decrease of $0.2 million from 2024. The decrease was driven by lower cash balances.

Non-Operating Income, net

Non-operating income, net was $0.4 million in 2025, a decrease of $8.9 million from 2024. The decrease was driven by the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interest

Net loss attributable to noncontrolling interest and redeemable noncontrolling interest was $5.1 million in 2025, a decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest of $26.2 million from 2024. The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interest is a result of less Up-C Units, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

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

As of December 31, 2025, the Company had $9.9 million of cash and cash equivalents. Current liabilities were $16.9 million as of December 31, 2025. The Company incurred a net loss of $132.2 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $858.3 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Years Ended December 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Net loss	$(132,201)	$(282,713)	$150,512	53%
Royalty liability interest expense - related parties	35,481	34,190	1,291	4%
Goodwill impairment	20,950	181,432	(160,482)	(88)%
Long-lived assets impairment	9,115	—	9,115	NM
Depreciation and amortization	5,923	6,859	(936)	(14)%
Stock-based compensation	8,188	10,750	(2,562)	(24)%
Loss on disposal of assets, net	41	335	(294)	(88)%
Change in fair value of liability classified Class A common stock warrants	(447)	(9,301)	8,854	95%
Other	38	22	16	73%
Changes in operating assets and liabilities	2,321	383	1,938	506%
Net cash used in operating activities	$(50,591)	$(58,043)	$7,452	13%

NM – not meaningful

Net cash used in operating activities was $50.6 million in 2025, a decrease in cash used of $7.5 million from 2024. The decrease in cash used is driven by a $5.5 million decrease in net loss primarily due to cost reduction initiatives which included decreases of $3.6 million in professional fees, $2.7 million related to personnel expense, $1.2 million in lab supplies, and $0.7 million from the exit of a lease in August 2025. These decreases in net loss were offset by a $2.6 million repayment of insurance coverage proceeds previously awarded to the Company and $0.2 million higher rent paid in 2025 for the San Diego headquarters due to the end of the rent abatement. The decrease in cash used was also due to an increase of $1.9 million from the changes in operating assets and liabilities, which is a result of $1.0 million lower accounts receivable, $0.5 million lower prepaid expenses and other current assets, $0.2 million lower other assets and liabilities, net, and $0.2 million in higher right-of-use (ROU) assets and lease liabilities mostly resultant from the lease extension for the San Diego headquarters.

Cash Flows from Investing Activities

	Years Ended December 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Purchases of property, plant, and equipment	$(578)	$(808)	$230	28%
Net cash used in investing activities	$(578)	$(808)	$230	28%

Net cash used in investing activities was $0.6 million in 2025, a decrease of $0.2 million from 2024. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.

Cash Flows from Financing Activities

	Years Ended December 31,
In Thousands, except percentage values	2025	2024	$ Change	% Change
Proceeds from issuances of securities	$50,100	$43,902	$6,198	14%
Costs incurred related to issuances of securities	(2,202)	(2,211)	9	—%
Payment of taxes related to restricted stock units withheld from employees	(142)	(214)	72	34%
Proceeds from issuance of notes payable	—	204	(204)	(100)%
Repayments of financing lease obligations	(113)	(171)	58	34%
Repayments of notes payable	(995)	(912)	(83)	(9)%
Net cash provided by financing activities	$46,648	$40,598	$6,050	15%

Net cash provided by financing activities was $46.6 million in 2025, an increase of $6.1 million from 2024. The increase was primarily due to an increase of $6.2 million of net proceeds from additional capital raised in 2025.

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

The Company has recently completed the following capital raising transactions:

•In January 2025, the Company (i) issued 4,340,000 shares of its Class A Common Stock and (ii) in lieu of Class A Common Stock issued to Mr. Riggs and other investors, pre-funded warrants (2025 Pre-Funded Warrants) to purchase 4,700,000 shares of Class A Common Stock, in each case, together with an accompanying common warrant (2025 Common Warrants) to purchase up to 4,340,000 shares of Class A Common Stock and 4,700,000 shares of Class A Common Stock, respectively, in a registered direct offering (January 2025 Follow-On Offering). The combined offering price for each share of Class A Common Stock and the accompanying 2025 Common Warrant was $2.50. The combined offering price for each 2025 Pre-Funded Warrant and the accompanying 2025 Common Warrant was $2.4999. The 2025 Common Warrants have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon approval by Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approval, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Pre-Funded Warrants were immediately exercisable upon issuance and are exercisable until fully exercised at their exercise price of $0.0001 per share of Class A Common Stock, subject to beneficial ownership limitations. The Company received net proceeds related to the January 2025 Follow-On Offering of approximately $21.4 million after deducting approximately $1.2 million for placement agent commissions and other offering expenses payable by the Company. During the year ended December 31, 2025, 4,300,000 2025 Pre-Funded Warrants were exercised.

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

•In June 2025, the Company issued 15,714,285 shares of its Class A Common Stock including 5,714,286 shares issued to Mr. Riggs (June 2025 Follow-On Offering). The offering price for each share of Class A Common Stock was $1.75. The Company received net proceeds related to the June 2025 Follow-On Offering of approximately $25.0 million after deducting approximately $2.5 million for placement agent commissions and other offering expenses payable by the Company.

•In the January 2026 Follow-On Offering, the Company issued 14,836,664 shares of its Class A Common Stock including 333,333 shares issued to Mr. Riggs. The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

Operating Capital Requirements

The Company has incurred losses since its inception. The Company’s net loss was $132.2 million and cash used in operating activities was $50.6 million for the year ended December 31, 2025.

As of December 31, 2025, the Company had $9.9 million of cash and cash equivalents. Current liabilities were $16.9 million as of December 31, 2025.

In the fourth quarter of 2024, Cibus announced a restructuring initiative (Restructuring Initiative), which included a reduction in its workforce. The Restructuring Initiative instituted cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

In June 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

On July 21, 2025, the Board approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company communicated the workforce reduction to affected employees on July 23, 2025. The Company completed this reduction in workforce as of December 31, 2025. In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company took substantive steps to sublease the facility.

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts, the Company conducted an additional reduction in workforce of 15 full-time employees, effective as of March 13, 2026. The Company estimates that it will incur approximately $0.4 million of one-time cash payments in the first quarter of 2026, of which approximately $0.3 million is related to accrued vacation and approximately $0.1 million is related to one-time severance expense. In addition, the Company estimates, based on Cibus’ closing stock price on March 13, 2026, one-time non-cash stock compensation expense of approximately $0.5 million related to accelerated stock awards in the first quarter of 2026.

In light of these streamlining cost reduction actions, the Company anticipates reducing its annual net cash usage to approximately $30.0 million or less during the course of 2026. The Company anticipates that such efforts will contribute toward improved cash flow and financial stability. The Company is in the process of completing the consolidation of its core operations to San Diego, CA while prioritizing resources toward advancing its Rice programs and completing ongoing non-Rice activities that are not partner-funded, while deferring non-partner-funded activities outside of Rice, such as field testing.

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties; (iii) government or other third party funding (iv) public or private equity or debt financings (which may include a future at-the-market financing facility or other continuous offering facility), or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (which may include a future at-the-market financing facility or other continuous offering facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of December 31, 2025, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the approximately $19.8 million net proceeds raised in January 2026 and the impact of cost saving initiatives implemented through the date of this Annual Report on Form 10-K and without giving effect to potential financing transactions Cibus is pursuing, Cibus expects that existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into late in the third quarter of 2026. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the public or private capital markets.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms in the near term, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of the consolidated financial statements included in this Annual Report. Any of these events could impact the Company’s business, financial condition, and prospects.

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

During the year ended December 31, 2025, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company agreed to a repayment of insurance coverage proceeds previously awarded to the Company in the amount of $2.6 million for litigation expense. This amount was paid in the fourth quarter of 2025 and recorded within SG&A in the accompanying consolidated statement of operations and comprehensive loss.

Notes Payable

See Note 5 to the accompanying financial statements for further details on the Company’s notes payable.

Royalty Liability - Related Parties

The company assumed the Royalty Liability as part of the Merger Transactions. See Note 10 to the accompanying financial statements for further details.

Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2025, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty

Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company’s liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2025, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

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

Royalty Payments will not begin until after the first fiscal quarter in which the aggregate Subject Revenues cash inflow during any consecutive 12 month period equals or exceeds $50.0 million, at which point Cibus Global will be obligated to pay all aggregated, but unpaid, Royalty Payments under the Warrant Exchange Agreement. As of December 31, 2025, the amount of aggregated, but unpaid, Royalty Payments is $0.6 million.

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

Goodwill

The Company evaluates the carrying value of goodwill for impairment annually as of November 1 each year in accordance with ASC Topic 350, Intangibles Goodwill and Other, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may more likely than not be less than its carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, it then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The quantitative assessment for goodwill requires Cibus to estimate the fair value of its reporting unit using either an income or market approach or a combination thereof. Management makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. The Company’s cash flow projections look several years into the future and include assumptions for certain variables, such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates.

During the first quarter of 2025, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The Company utilized its most recent cash flow projections in combination with the Company’s stock price as of March 31, 2025, to calculate the fair value of the reporting unit using a long-term growth rate of 3 percent and a discount rate of 47 percent, which is considered a Level 3 fair value measurement. The Company determined its goodwill was impaired by $21.0 million for the three months ended March 31, 2025, which is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The Company began its annual impairment test by performing the step zero qualitative assessment. Based on its assessment of qualitative factors since its last review on March 31, 2025, the Company concluded it was not more likely than not that the carrying values of its reporting unit exceeded its fair value.

During the year ended December 31, 2024, the Company determined its goodwill was impaired by $181.4 million, which was recorded in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company reviews the recoverability of the net book value of long-lived assets upon a Triggering Event. In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. During the first quarter of 2025, the Company experienced a Triggering Event and assessed its long-lived assets for impairment and concluded the undiscounted future cash flows for these assets exceeded their net book values. As a result, the asset group was recoverable. During the fourth quarter of 2025, the Company evaluated its operating lease ROU assets, leasehold improvements, and fixed assets related to its Roseville, Minnesota facility for impairment based on the planned wind-down and potential sublease of the property. As a result of its assessment, the Company determined the assets were impaired and recognized an impairment loss of $9.1 million related to the assets at the Roseville, Minnesota facility. The Company’s cash flow projections look several years into the future and include assumptions on variables such as market rental rates, lease terms, discount rate, and variable lease costs. The Company did not recognize any impairment losses related to long-lived assets or finite-lived intangible assets for the year ended December 31, 2024.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on an evaluation under the 2013 Framework, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Streamlined Business Focus and Reduction in Workforce

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts, the Company conducted an additional reduction in workforce of 15 full-time employees in connection with the Company’s previously announced streamlined business focus, prioritizing its nearest-term and currently funded commercial opportunities, effective as of March 13, 2026. The Company estimates that it will incur approximately $0.4 million of one-time cash payments in the first quarter of 2026, of which approximately $0.3 million is related to accrued vacation and approximately $0.1 million is related to one-time severance expense. In addition, the Company estimates, based on Cibus’ closing stock price on March 13, 2026, one-time non-cash stock compensation expense of approximately $0.5 million related to accelerated stock awards in the first quarter of 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the biographies below, which are presented for the Company’s directors and officers as of the date of this Annual Report on Form 10-K, the information required by this item concerning the Company’s directors, executive officers, and corporate governance matters (including with respect to its insider trading policies and procedures) is incorporated by reference to the Company’s 2026 Proxy Statement.

Biographies of Directors and Officers

Peter Beetham, Ph.D. is Cibus’ co-founder and serves as its Interim Chief Executive Officer, President, and Chief Operating Officer. Dr. Beetham also serves on Cibus’ Board. Previously, Dr. Beetham served as Cibus’ Chief Executive Officer, Senior Vice President of Research and Development and in other executive capacities. Dr. Beetham has over 30 years of experience in agriculture. Prior to joining Cibus, Dr. Beetham was Research Director of the Plant and Industrial Products Division at ValiGen and a Senior Scientist at Kimeragen where he led research teams exploring gene targeting. Part of his extensive research experience was at the Boyce Thompson Institute at Cornell University, where he was a postdoctoral scientist and one of the pioneers of the early work that led to Cibus’ RTDS technologies. Dr. Beetham was employed by the Department of Agriculture and Rural Affairs, Victoria, Australia from 1985 to 1992. He served as a scientific officer based at the Plant Research Institute, working with research groups throughout Southeast Asia and the South Pacific. Dr. Beetham received his Ph.D. in Plant Molecular Virology from QUT in Brisbane, Australia and is a B.Sc. (Hons) graduate of Monash University, Melbourne, Australia. The Company believes Dr. Beetham’s expertise in the agricultural industry, and his role as Cibus’ co-founder, qualifies him to serve on the Board.

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

Cornelis (Carlo) Broos serves as Cibus’ Chief Financial Officer. Mr. Broos was appointed to serve as Chief Financial Officer, effective as of September 18, 2025, after serving as the Company’s Interim Chief Financial Officer since October 2024. Mr. Broos has served as Senior Vice President of Finance of the Company since 2024 and has significant public finance, accounting and audit experience. Mr. Broos previously served as the Company’s Vice President of Finance and Business Development after joining the Company in 2011. Before joining the Company, Mr. Broos served as the Head of Finance (Services) for Syngenta Europe Africa Middle East from 2008 to 2011, as CFO Netherlands and CFO Belgium for Syngenta from 2005 to 2008, as Group Controller for Advanta from 2002 to 2005 and as Audit Manager at Deloitte (Netherlands) from 1995 to 2002. Mr. Broos completed a Master of Science in Business Administration from Radboud University in 1995 and completed a post-master program in accountancy at Tilburg University in the Netherlands in 1999, becoming Registered Accountant (the equivalent of a CPA) in the Netherlands.

Noel Sauer, Ph.D. serves as Cibus’ Senior Vice President of Research since 2021. Prior to that, she served as Cibus’ Vice President of Research from 2017 to 2021, and from 2010 to 2017 as research leadership in several progressive roles primarily focused on enabling, advancing, and expanding Cibus’ core RTDS suite of technologies. At Cibus, she has nucleated the technology development department and led teams toward the development of non-transgenic traits in commercially relevant crops through advancements in the field of precision plant breeding. Prior to joining Cibus, in 2010 at Illumina in San Diego, California, Dr. Sauer helped develop technologies for the Bill and Melinda Gates Foundation to detect endemic pathogens in clinical samples in third world countries. From 2007 to 2009, Dr.

Sauer helped lead the platform development efforts at Cequent Pharmaceuticals in Cambridge, Massachusetts, enabling their novel therapeutic technology, tkRNAi, to treat many human diseases such as inflammatory bowel disease and in colon-cancer prevention. Dr. Sauer earned her B.S. degree in Biological Sciences from the University of Southern California, and a doctoral degree in Microbiology and Molecular Genetics from Harvard University. For her postdoc, Dr. Sauer joined Massachusetts General Hospital, Harvard Medical School, studying host-pathogen interactions.

Jason Stokes, Esq. serves as Cibus’ Chief Administrative Officer, General Counsel, and Corporate Secretary since August of 2025 after serving as the Company’s Chief Legal Officer, General Counsel, and Corporate Secretary since February of 2024, Previously, Mr. Stokes served as Chief Legal Officer, General Counsel and Corporate Secretary of Compute North, an operator of cryptocurrency data mining centers, from 2022 to 2023 (where he shepherded Compute North through their Chapter 11 bankruptcy proceedings), as Chief Legal Officer, General Counsel and Secretary of SkyWater Technology (Nasdaq: SKYT), a semi-conductor manufacturing company, from 2021 to 2022, and in several progressive roles at Pentair plc (NYSE: PNR), a water solutions and management company, including Vice President, Corporate Law & Compliance from 2015 to 2018, Associate General Counsel, Corporate from 2012 to 2015 and as Associate General Counsel, M&A from 2011 to 2012. Mr. Stokes was also self-employed as a contracted outside general counsel for several companies from 2018 to 2021. Furthermore, Mr. Stokes served as General Counsel, Hearth & Home Technologies from 2007 to 2011, as an Attorney at The Scoular Company from 2004 to 2007 and as an Associate at the law firm Lindquist & Vennum PLLP from 1999 to 2004. Prior to his legal career, Mr. Stokes was an officer in the United States Navy, serving on active duty from 1993 to 1999. Mr. Stokes has significant corporate and securities law, governance, M&A, commercial law and general legal and leadership experience, in both public and private companies. Mr. Stokes received his Juris Doctor from Georgetown University Law Center and his Bachelor of Science in Mechanical Engineering from the University of Notre Dame.

Rory Riggs serves on Cibus’ Board. Mr. Riggs is Cibus’ co-founder and served as its Chief Executive Officer from October 2021 until February 2025 and as Chairman of the Board until August 6, 2025. Mr. Riggs is a co-founder, director and former chair of the investment committee of Royalty Pharma, an investment company focused on drug royalties; and founder and Chief Executive Officer of Locus Analytics, LLC, and of Syntax, LLC, data analytics and Fintech companies based on a new information technology platform for economics, business and portfolio management. Mr. Riggs has served as President and a director of Biomatrix, Inc. (acquired by Genzyme Corp.); Chief Executive Officer of RF&P Corporation, an investment company owned by the State of Virginia Retirement System; and a managing director in PaineWebber’s mergers and acquisitions department. Mr. Riggs was a co-founder and Managing Member of Scientia Venture’s predecessor, New Venture Funds, a venture fund focused on healthcare, and served on the board of FibroGen, Inc. (co-founder, publicly-traded). Mr. Riggs currently serves on the boards of StageZero Life Sciences Ltd.; and eReceivables (private). Mr. Riggs graduated from Middlebury College and holds an M.B.A. from Columbia University. The Company believes that Mr. Riggs’ significant experience in the biopharmaceutical and biotechnology industries, and his founding and leading of Cibus’ business, qualifies him to serve on the Board.

Mark Finn serves on Cibus’ Board and is Chairman of the Board. Mr. Finn was made Chairman of the Board on August 6, 2025. Mr. Finn has been the Chair and Chief Executive Officer of the Vantage Consulting Group since August 1985. Mr. Finn’s previous involvements include the Virginia National Bank, the State of Virginia Retirement Plan’s Investment Advisory Committee, and the Board of Trustees of the Virginia Retirement System. Mr. Finn also chaired the Operations Advisory Committee for the State of Alaska Retirement System. Mr. Finn is also former Chair of the Board of Directors of RF&P Corporation, a privately held railroad and real estate company. Currently Mr. Finn serves on the advisory board of Auven Therapeutics, a private equity company focused on life science investment, as well as on the board of managers of the Managing Member of New Ventures I, LLC, a venture capital fund investing in biotechnology related entities, and New Ventures Select, LLC, a pharmaceutical royalty fund, as well as the New Ventures III, LLC, Vantage Multi-Strategy Fund, LP, New Ventures III VO, LLC, New Ventures as Solutions, LLC and New Ventures as Solutions II, LLC Managing Member boards. He also is a Director of Enterin Inc. (private), a life sciences company focused on Parkinson’s disease. Mr. Finn serves as an independent director on the Legg Mason Partners Fund Board. He has taught at the University of Virginia Graduate Business School and the College of William and Mary’s Mason School of Business, where he received his M.B.A. in 1987. The Company believes that Mr. Finn’s leadership role in its development and growth, and his experience in the life sciences investment space, qualifies him to serve on the Board.

Jean-Pierre Lehmann serves on Cibus’ Board. Mr. Lehmann has been a private investor for the past 30 years, with a diversified portfolio in venture capital, private equity, as well as hotels and commercial and residential real estate in the United States. Prior to this, Mr. Lehmann resided in Geneva, Switzerland, where he managed portfolios for Morval Bank and its holding company. He previously oversaw a diversified holding company for Edmond de Rothschild. Mr. Lehmann is a graduate of the L’École des Hautes Études Commerciales in Paris and holds an M.B.A. from Harvard Business School; he was also an officer in the French Navy. The Company believes that Mr. Lehmann’s extensive background in financial investments brings valuable skills to the Board and qualifies him to serve on the Board.

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

August Moretti serves on Cibus’ Board. Mr. Moretti has extensive operating and financial executive experience in all phases of company growth and funding, from early-stage development to product approval and commercialization. Mr. Moretti is currently self-employed as a consultant. From 2019 until his retirement in September 2023, Mr. Moretti served as the Chief Financial Officer of 4D Molecular Therapeutics, Inc., a clinical-stage biotherapeutics company. Mr. Moretti previously served as Chief Financial Officer at Assertio Therapeutics (formerly Depomed, Inc.), a specialty pharmaceuticals company focused in pain and neurology, from January 2012 until August 2018. Prior to this, Mr. Moretti served as Chief Financial Officer and Senior Vice President of Alexza Pharmaceuticals, Inc., a pharmaceutical company, and as Chief Financial Officer and General Counsel of Alavita, Inc., a personalized medicine company. Earlier in his career, Mr. Moretti was a partner in an international law firm, where his practice included representation of life science companies on issues relating to public and private financings, mergers and acquisitions, corporate governance, disclosure and public reporting. Mr. Moretti received his B.A. in Economics from Princeton University in 1972. He received his J.D. from Harvard Law School in 1975. The Company believes that Mr. Moretti’s operating and financial executive experience, particularly for early-stage companies, qualifies him to serve on the Board.

Kimberly A. Box serves on Cibus’ Board. Ms. Box was appointed to the Cibus Board on September 11, 2025. Ms. Box previously served as the President and Chief Executive Officer of Gatekeeper Innovation, Inc. (acquired by RxGuardian), a healthcare company that creates products to keep medications safe, which Ms. Box joined in 2016. Prior to joining Gatekeeper Innovation, Ms. Box enjoyed a successful 29-year career with Hewlett Packard (NYSE: HPQ), holding various executive positions, the most recent being Vice President, Global IT Services, a position she held until 2009 when Ms. Box left Hewlett Packard. Ms. Box also serves on the Boards of Directors of McGrath RentCorp (NASDAQ: MGRC), where Ms. Box serves as Chair of the Compensation Committee and is a member of the Audit Committee and Corporate Governance and Nominating Committee, and Med One Group, a private company. Ms. Box formerly served on the Board of Directors of American River Bank (NASDAQ: AMRB) until it was acquired in 2021 and Applied Science, Inc. a privately held company. Ms. Box holds a Bachelor of Science in Business Administration with a concentration in Management and a minor in Computer Science from California State University, Chico. Ms. Box also completed the Executive Development Program at The Wharton School of the University of Pennsylvania and has an NACD Directorship Certification™ (2021) and a CERT in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University (2022). Ms. Box was formerly on the NACD Northern California Chapter board and served as the Chair, and was named to the NACD Directorship 100™, an annual recognition of the leading corporate directors who significantly impact boardroom practices and performance.

Craig Wichner serves on Cibus’ Board. Mr. Wichner was appointed to the Cibus Board on November 5, 2025. Mr. Wichner is the Founder and Managing Partner of Farmland LP (Farmland), a leading United States farmland investment management firm with more than $350 million in assets and over 19,000 acres under management. Mr. Wichner founded Farmland in 2009 to demonstrate that organic and regenerative farmland management can enhance both soil health and long-term investment performance. Prior to founding Farmland, Mr. Wichner founded and managed several technology and investment companies focused on data-driven business models and sustainable growth. Mr. Wichner previously served on the Board of Directors of BN Ranch, the successor company to Niman Ranch, which was acquired by Blue Apron Holdings, Inc. (NYSE: APRN). Mr. Wichner also manages private family real estate holdings. Mr. Wichner holds a Bachelor of Science degree in Biochemistry and Molecular Biology with a minor in Economics from the University of California, San Diego.

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

Item 11. Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the Company’s 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the Company’s 2026 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information related to the Company’s compensation plans under which shares of its Class A Common Stock are authorized for issuance as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	2,803,189	$30.25	2,993,104
Equity compensation plans not approved by security holders	—	—	—
Total	2,803,189	$30.25	2,993,104
___________________________________________
(1) Includes the Calyxt, Inc. Equity Incentive Plan (2014 Plan) and the Cibus, Inc. 2017 Omnibus Plan (2017 Plan).
(2) Includes shares of Class A Common Stock to be issued upon exercise under equity compensation plans approved by security holders of 1,358,797 stock options, 1,359,207 restricted stock units (RSUs) subject to vesting, and 85,185 restricted stock awards (RSAs) subject to vesting.
(3) Represents the weighted average exercise price of options outstanding under equity compensation plans approved by security holders under the 2014 Plan and the 2017 Plan. Does not take into account outstanding RSUs and RSAs which, when settled, will be settled in shares of the Company’s Class A Common Stock on a one-for-one basis at no additional cost.
(4) For equity compensation plans approved by security holders, of these shares, none are available for future issuance from the 2014 Plan and 2,993,104 remain available for future issuance from the 2017 Plan. The total number of shares available for issuance under the 2017 Plan will be increased on the first day of each Company fiscal year during the term of the Plan beginning in 2024 in an amount equal to the least of (i) 7.5 percent of the outstanding Shares (as defined in the 2017 Plan) on the last day of the immediately preceding fiscal year or (ii) such number of shares as determined by the Board of Directors in its discretion. All of these shares are available for issuance other than upon exercise of options, warrants, or rights.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item regarding certain related transactions is incorporated by reference to the Company’s 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services is incorporated by reference to the Company’s 2026 Proxy Statement.

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

4.2	Form of Common Warrant issued in February 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 23, 2022)

4.3	Form of Common Warrant issued in June 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024)

4.4	Form of Warrant Amendment Agreement to Common Warrants issued in June 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.5	Form of Common Warrant issued in January 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

4.6	Form of Pre-Funded Warrant issued in January 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2025)

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

10.12†	Form of Indemnification Agreement for Directors and Officers of Cibus, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)

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

10.18†
Form of Restricted Stock Unit Agreement (Employees) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)

10.19†
Form of Stock Option Agreement (Employees) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)

10.20†
Form of Restricted Stock Unit Agreement (Directors) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)

10.21†
Form of Stock Option Agreement (Directors) pursuant to the Cibus, Inc. (f/k/a Calyxt, Inc.) 2017 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)

10.22†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 2023)

10.23†	Cibus, Inc. (f/k/a Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2021)

10.24
Lease Agreement between Cibus, Inc. (f/k/a Calyxt, Inc.), as Tenant, and NLD Mount Ridge LLC, as Landlord, dated September 6, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2017)

10.25
Cibus, Inc. (f/k/a Calyxt, Inc.) Form of Non-Competition, Non-Solicitation, Confidentiality and Inventions Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 15, 2021)

10.26
Indemnity Agreement, dated November 10, 2017, between Cibus, Inc. (f/k/a Calyxt, Inc.) and Cellectis S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.27#
Exclusive Patent License Agreement between Regents of the University of Minnesota and Cibus, Inc. (f/k/a Cellectis Plant Sciences, Inc.), dated December 15, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1/A filed with the SEC on July 3, 2017)

10.28†	Cibus, Inc. (f/k/a Calyxt, Inc.) Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 23, 2017)

10.29†
Amendment to Cibus, Inc.’s (f/k/a/ as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

10.30†
Second Amendment to Cibus, Inc.’s (f/k/a as Calyxt, Inc.) 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.31†	Cibus, Inc. (f/k/a as Calyxt, Inc.) 2023 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.32†	Cibus, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025)

10.33†
Executive Employment Agreement, dated September 19, 2025, between Cibus Global, LLC and Cornelis (Carlo) Broos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2025)

10.34†+^*	Executive Employment Agreement, dated February 19, 2024, between Cibus, Inc. and Jason Stokes

10.35†+^*	Offer Letter, dated May 25, 2010, with respect to Noel Sauer

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025)

21.1*	Subsidiaries of Registrant

23.1*	Consent of BDO USA, P.C.

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy, Effective May 31, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL

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
^    Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
*    Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2026.

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

Signature	Title	Date
/s/ Peter Beetham	Interim Chief Executive Officer and Director	March 17, 2026
Peter Beetham	(Principal Executive Officer)

/s/ Cornelis (Carlo) Broos	Chief Financial Officer	March 17, 2026
Cornelis (Carlo) Broos	(Principal Financial and Accounting Officer)

/s/ Rory Riggs	Director	March 17, 2026
Rory Riggs

/s/ Mark Finn	Director	March 17, 2026
Mark Finn

/s/ Jean-Pierre Lehmann	Director	March 17, 2026
Jean-Pierre Lehmann

/s/ Gerhard Prante	Director	March 17, 2026
Gerhard Prante

/s/ Keith Walker	Director	March 17, 2026
Keith Walker

/s/ August Moretti	Director	March 17, 2026
August Moretti

/s/ Kimberly A. Box	Director	March 17, 2026
Kimberly A. Box

/s/ Craig Wichner	Director	March 17, 2026
Craig Wichner

CIBUS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Cibus, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cibus, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interest and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Goodwill

As described in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized for the difference. During the first quarter of 2025, the decline in the Company’s stock price since its last annual assessment was an impairment indicator and the Company performed a quantitative analysis that concluded its goodwill was impaired. The Company recognized an impairment to goodwill of approximately $21.0 million and has a remaining goodwill balance of $232.5 million as of December 31, 2025.

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

Valuation of Royalty Liability

As described in Notes 1 and 10 to the consolidated financial statements, the Company assumed a royalty liability at fair value on May 31, 2023 in connection with the acquisition of Cibus Global, LLC. The Company periodically reassesses the estimated future royalty payments using internal projections and external sources. Any change in estimated future royalty payments, resulting from changes in Cibus’ business model and anticipated revenues, is recognized prospectively as an adjustment to the effective yield as an increase or decrease to interest expense. The royalty liability was $234.9 million as of December 31, 2025, and the Company recorded $35.5 million of interest expense during the year ended December 31, 2025.

We identified the forecasted trait revenue assumptions used in determining the royalty liability as a critical audit matter. The principal consideration for our determination was the subjectivity and judgment required to determine inputs and assumptions used by the Company in the calculation, specifically the trait fees and adoption rate assumptions in the forecasted trait revenues. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedure we performed to address this critical audit matter included:

•Assessing the forecasted trait revenue by evaluating assumptions used by management in developing the forecasts, specifically the trait fees and adoption rate, by comparing financial projections to external market and industry data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.
San Diego, California
March 17, 2026

CIBUS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,923	$14,433
Accounts receivable	503	1,041
Prepaid expenses and other current assets	1,643	1,472
Total current assets	12,069	16,946
Property, plant, and equipment, net	6,300	11,439
Operating lease right-of-use assets	21,557	33,254
Intangible assets, net	31,679	33,578
Goodwill	232,516	253,466
Other non-current assets	926	1,386
Total assets	$305,047	$350,069
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$8,070	$5,964
Accrued expenses	1,946	2,281
Accrued compensation	3,061	3,309
Deferred revenue	536	932
Current portion of notes payable	435	436
Current portion of financing lease obligations	—	113
Current portion of operating lease obligations	2,731	4,287
Class A common stock warrants	79	2,268
Other current liabilities	—	288
Total current liabilities	16,858	19,878
Notes payable, net of current portion	93	226
Operating lease obligations, net of current portion	29,783	31,224
Royalty liability - related parties	234,923	199,442
Other non-current liabilities	1,561	1,468
Total liabilities	283,218	252,238
Commitments and contingencies (See Note 9)
Redeemable noncontrolling interest	—	5,674
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 54,604,232 shares issued and 54,325,852 shares outstanding as of December 31, 2025, and 28,258,258 shares issued and 27,939,023 shares outstanding as of December 31, 2024	11	9
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025, and 1,720,929 shares issued and outstanding as of December 31, 2024	—	—
Additional paid-in capital	882,171	825,298
Class A common stock in treasury, at cost; 193,195 shares as of December 31, 2025, and 45,177 shares as of December 31, 2024	(2,141)	(1,999)
Accumulated deficit	(858,251)	(731,166)
Accumulated other comprehensive income	39	15
Total stockholders’ equity	21,829	92,157
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$305,047	$350,069

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2025	2024
Revenue:
Revenue	$3,639	$4,262
Total revenue	3,639	4,262
Operating expenses:
Research and development	44,198	50,429
Selling, general, and administrative	26,905	30,797
Goodwill impairment	20,950	181,432
Long-lived assets impairment	9,115	—
Total operating expenses	101,168	262,658
Loss from operations	(97,529)	(258,396)
Royalty liability interest expense - related parties	(35,481)	(34,190)
Other interest income, net	438	631
Non-operating income, net	400	9,271
Loss before income taxes	(132,172)	(282,684)
Income tax expense	(29)	(29)
Net loss	$(132,201)	$(282,713)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(5,116)	(31,325)
Net loss attributable to Cibus, Inc. stockholders	$(127,085)	$(251,388)
Basic and diluted net loss per share of Class A common stock	$(2.78)	$(10.83)
Weighted average shares of Class A common stock outstanding – basic and diluted	45,757,376	23,222,256

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Years Ended December 31,
	2025	2024
Net loss	$(132,201)	$(282,713)
Foreign currency translation adjustments	25	7
Comprehensive loss	(132,176)	(282,706)
Comprehensive loss attributable to noncontrolling interest and redeemable noncontrolling interest	(5,115)	(31,325)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(127,061)	$(251,381)

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(In Thousands, Except Shares Outstanding)

		Class A Common Stock		Class B Common Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	$44,824	20,567,656	$8	3,142,636	$—	$775,017	$(1,785)	$(479,778)	$8	$293,470	$—	$293,470
Net loss	(31,325)	—	—	—	—	—	—	(251,388)	—	(251,388)	—	(251,388)
Stock-based compensation	—	—	—	—	—	10,750	—	—	—	10,750	—	10,750
Issuance of common stock upon vesting of restricted stock awards and units	—	399,454	—	—	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	—	974,727	—	—	—	16,921	—	—	—	16,921	—	16,921
Issuance of common stock in registered offering, net	—	4,587,993	—	—	—	14,786	—	—	—	14,786	—	14,786
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(12,514)	—	—	—	—	(214)	—	—	(214)	—	(214)
Change in redeemable noncontrolling interest including issuance of common stock upon exchange of common units	(7,825)	1,421,707	1	(1,421,707)	—	7,824	—	—	—	7,825	—	7,825
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	7	7	—	7
Balance at December 31, 2024	5,674	27,939,023	9	1,720,929	—	825,298	(1,999)	(731,166)	15	92,157	—	92,157
Net loss	—	—	—	—	—	—	—	(127,085)	—	(127,085)	(5,116)	(132,201)
Stock-based compensation	—	—	—	—	—	8,188	—	—	—	8,188	—	8,188
Issuance of common stock upon vesting of restricted stock awards and units	—	409,633	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	20,054,285	2	—	—	46,384	—	—	—	46,386	—	46,386
Issuance of common stock upon exercise of pre-funded warrants	—	4,350,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders’ equity	—	—	—	—	—	1,742	—	—	—	1,742	—	1,742
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(87,930)	—	—	—	—	(142)	—	—	(142)	—	(142)
Shares repurchased	—	(60,088)	—	—	—	—	—	—	—	—	—	—
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	1,720,929	—	(1,720,929)	—	559	—	—	—	559	(559)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	24	24	1	25
Balance at December 31, 2025	$—	54,325,852	$11	—	$—	$882,171	$(2,141)	$(858,251)	$39	$21,829	$—	$21,829
See accompanying notes to these consolidated financial statements.

CIBUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net loss	$(132,201)	$(282,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	35,481	34,190
Goodwill impairment	20,950	181,432
Long-lived assets impairment	9,115	—
Depreciation and amortization	5,923	6,859
Stock-based compensation	8,188	10,750
Loss on disposal of assets, net	41	335
Change in fair value of liability classified Class A common stock warrants	(447)	(9,301)
Other	38	22
Changes in operating assets and liabilities:
Accounts receivable	538	(512)
Prepaid expenses and other current assets	983	518
Accounts payable	720	(188)
Accrued expenses	(367)	608
Accrued compensation	(268)	(535)
Deferred revenue	(403)	(285)
Right-of-use assets and lease obligations, net	1,146	990
Other assets and liabilities, net	(28)	(213)
Net cash used in operating activities	(50,591)	(58,043)
Investing activities
Purchases of property, plant, and equipment	(578)	(808)
Net cash used in investing activities	(578)	(808)
Financing activities
Proceeds from issuances of securities	50,100	43,902
Costs incurred related to issuances of securities	(2,202)	(2,211)
Payment of taxes related to restricted stock units withheld from employees	(142)	(214)
Proceeds from issuance of notes payable	—	204
Repayments of financing lease obligations	(113)	(171)
Repayments of notes payable	(995)	(912)
Net cash provided by financing activities	46,648	40,598
Effect of exchange rate changes on cash and cash equivalents	11	(13)
Net decrease in cash and cash equivalents	(4,510)	(18,266)
Cash and cash equivalents – beginning of period	14,433	32,699
Cash and cash equivalents – end of period	$9,923	$14,433

See accompanying notes to these consolidated financial statements.

CIBUS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

Cibus, Inc. (Cibus or the Company) carries on its business through Cibus Global, LLC (Cibus Global) and its subsidiaries. Cibus Global is a plant trait company using gene editing technologies to develop and license gene edited plant traits that improve farming productivity or produce renewable low carbon plant products. Cibus’ primary business is the development of plant traits for some of the world’s major agricultural food crops that help address specific productivity, profitability, sustainability, or yield challenges in farming. As the Company is still developing its technology and products, it has not yet begun earning royalty revenues.

Cibus Global, a Delaware limited liability company, was formed on May 10, 2019. Immediately prior to the effective date of this formation, Cibus Global was organized as a British Virgin Islands company (Cibus Global, Ltd.), which was formed on September 11, 2008.

The Company was organized in an “Up-C” structure, and the Company’s only material asset consists of common membership units of Cibus Global (Common Units). The Company’s amended and restated certificate of incorporation designates two classes of the Company’s common stock: (i) Class A Common Stock, par value $0.0001 per share (the Class A Common Stock), which shares have full voting and economic rights, and (ii) Class B Common Stock, par value $0.0001 per share (the Class B Common Stock), which shares have full voting, but no economic rights. For holders of Class B Common Stock, each share of Class B Common Stock was paired with a Common Unit (collectively, an Up-C Unit). During the first quarter of 2025, certain holders of Class B Common Stock exchanged their Up-C Units for Class A Common Stock. As a result, the redemption of the noncontrolling interest is now considered to be within the control of the Company for accounting purposes, and the noncontrolling interest was reclassified from mezzanine equity to permanent equity in the first quarter of 2025. As of December 31, 2025, there were no remaining Common Unit holders of the noncontrolling interest of Cibus Global and 100 percent of the Common Units of Cibus Global are held by Cibus.

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $132.2 million and cash used in operating activities was $50.6 million for the year ended December 31, 2025. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of December 31, 2025, the Company had $9.9 million of cash and cash equivalents and $16.9 million of current liabilities.

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

In a registered direct offering in January 2026, the Company received net proceeds of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

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

In the fourth quarter of 2024, Cibus announced a restructuring initiative (Restructuring Initiative), which included a reduction in its workforce. The Restructuring Initiative instituted cost reduction actions designed to preserve capital resources for the advancement of its streamlined priority objectives, which initiatives include reductions in expenditures for consultants and other third party service providers, organizational restructuring and related talent optimization, and streamlining of rent and facility expenses, including the non-renewal of the lease for the Company’s trait development facility for editing plants in San Diego, California upon expiration in August 2025.

In June 2025, building on efficiencies introduced through the Restructuring Initiative to date, the Company announced further streamlining of its operational focus to preserve capital resources and concentrate its working capital expenditures on the commercial advancement of the Company’s weed management traits for Rice.

On July 21, 2025, the Board of Directors of Cibus approved a reduction in workforce of approximately 34 full-time employees as a pivotal step in implementing the Company’s streamlined business focus. The Company communicated the workforce reduction to affected employees on July 23, 2025. The Company completed this reduction in workforce as of December 31, 2025. For the year ended December 31, 2025, the Company incurred approximately $0.3 million of one-time charges for severance related expenses, which was recorded within operating expenses in the accompanying consolidated statements of operations. In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company took substantive steps to sublease the facility. The Company is in the process of completing the consolidation of its core operations to San Diego, CA while prioritizing resources on advancing its Rice programs and completing ongoing or delaying future planned non-Rice activities that are not partner-funded, such as field testing.

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts, the Company conducted an additional reduction in workforce of 15 full-time employees, effective as of March 13, 2026. The Company estimates that it will incur approximately $0.4 million of one-time cash payments in the first quarter of 2026, of which approximately $0.3 million is related to accrued vacation and approximately $0.1 million is related to one-time severance expense. In addition, the Company estimates, based on Cibus’ closing stock price on March 13, 2026, one-time non-cash stock compensation expense of approximately $0.5 million related to accelerated stock awards in the first quarter of 2026.

These cost reduction initiatives alone will not be sufficient to forestall a cash deficit. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these consolidated financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

Basis of Presentation

In accordance with ASC 810, Consolidation, Cibus Global was previously considered a Variable Interest Entity with Cibus as its sole managing member of Cibus Global and as sole managing member, the Company operates and controls all of the business and affairs of Cibus Global. As a result, the Company consolidates the financial results of Cibus Global and its subsidiaries and reports noncontrolling interest representing the economic interest in Cibus Global held by the other members of Cibus Global. As of December 31, 2025, there were no other members of Cibus Global. Cibus, Inc. has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) and has included the accounts of Cibus, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating leases, valuation of warrant liabilities, and the valuation of the Royalty Liability (defined below under “Royalty Liability - Related Parties”).

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

Accounts Receivable

Accounts receivable are recorded at the amounts billed relating to contracted research and development (R&D) services provided. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection is doubtful. Accounts receivable are written off when management believes that all efforts to collect the amounts outstanding have been exhausted. The allowance for credit losses is estimated by management based on evaluations of its historical bad debt, current collection experience, and estimate of remaining collectability. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general, and administrative (SG&A) expense in the accompanying consolidated statements of operations. Accounts receivable as of January 1, 2024, was $0.5 million. Accounts receivable is presented net of allowance for credit losses which was $0 as of December 31, 2025, and 2024.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the asset, or asset group, may not be recoverable (Triggering Event). Upon a Triggering Event, the Company reviews the recoverability of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset, or asset group, may not be recoverable from the estimated undiscounted future cash flows expected to be generated. In cases where a Triggering Event occurs and undiscounted expected future cash flows are less than the net book value, the Company recognizes an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset, or asset group.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at accounting commencement dates in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Asset Retirement Obligation

The Company records an asset retirement obligation (ARO) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. The ARO represents the present value of the expected cost for the related restoration activities. The ARO asset is recorded within the carrying value of leasehold improvements within property, plant, and equipment, net and the ARO liability is recorded in other current liabilities in the Company’s consolidated balance sheets. The Company records accretion expense through the end of the lease. Accretion expense is recorded as R&D expense in the consolidated statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and the carrying amount of the related leasehold improvements.

Revenue Recognition

At the inception of a collaboration arrangement, the Company first assesses whether the contractual arrangement is within the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) to determine whether the arrangement involves a joint operating activity and involves two (or more) parties that are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of such activity. Then the Company determines whether the collaboration arrangement in its entirety represents a contract with a customer as defined by ASC Topic 606 (ASC 606). If only a portion of the collaboration arrangement is potentially with a customer, the Company applies the distinct good or service unit-of-account guidance in ASC 606 to determine whether there is a unit of account that should be accounted for under ASC 606.

The Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company applies significant judgment when making estimates and assumptions under these agreements, including (i) evaluating whether contractual obligations represent distinct performance obligations, ii) the assessment of whether options represent material rights, (iii) determining whether there are observable standalone prices and allocating transaction price to performance obligations within a contract, (iv) assessing whether any licenses are functional or symbolic, (v) determining when performance obligations have been met, and (vi) assessing the recognition of variable consideration. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time.

The Company receives payments from its collaborators based on billing schedules established in each contract. Upfront and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its research and collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

License fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments are identified as variable consideration and excluded from the transaction price. The Company will recognize revenue for sales-based royalty if and when a subsequent sale occurs.

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.2 million in contract assets as of December 31, 2025, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. There was a nominal amount in contract assets as of December 31, 2024, and there was $0.2 million in contract assets as of January 1, 2024.

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

The following table represents the deferred revenue activity for the years ended December 31, 2025, and 2024:

In Thousands	Deferred Revenue
Balance as of December 31, 2023	$1,210
Unearned revenue from cash received during the period	932
Revenue recognized that was included in the balance at the beginning of the period	(1,210)
Balance as of December 31, 2024	932
Unearned revenue from cash received during the period	536
Revenue recognized that was included in the balance at the beginning of the period	(932)
Balance as of December 31, 2025	$536

Selling, General, and Administrative Expenses

SG&A expense consists primarily of employee-related expenses, such as salaries for its executive, business development, legal, intellectual property, information technology, finance, human resources, and other administrative functions. These costs include legal, professional, and consulting fees for external firms and contractors. All selling and marketing expenses, including advertising expenses and allocated facility costs including rent, utilities, maintenance expenses, and depreciation and amortization, are included in SG&A expense in the accompanying consolidated statements of operations as incurred. Total advertising costs for the years ended December 31, 2025, and 2024, were nominal.

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

The expected term of stock options is estimated using the simplified method as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.

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

Non-Operating Income, Net

Non-operating income, net is income or expense that is not directly related to ongoing operations and is primarily comprised of gains and losses from the measurement of fair value of the Common Warrants to purchase Class A Common Stock and foreign exchange transactions.

Income Taxes

The Company is the sole managing member of Cibus Global and, as a result, consolidates the financial results of Cibus Global in the consolidated financial statements. Cibus Global is a pass-through entity for United States federal and most applicable state and local income tax purposes following the Merger Transactions. As a pass through-entity for tax purposes, Cibus Global is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by Cibus Global is passed through to, and included in, the taxable income or loss of its holders of Cibus Common Units, including Cibus. The Company is taxed as a corporation and pays corporate federal, state, and local taxes with respect to income allocated from Cibus Global, based on the Company’s 96.1 percent and 88.9 percent economic interest in Cibus Global for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the company owned 100 percent of the interests in Cibus Global.

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

See Note 6 for a detailed discussion of pre-funded warrants issued in January 2025 and subsequent exercises. Outstanding pre-funded warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the pre-funded warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
In Thousands, Except Share and Per Share Amounts	2025	2024
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(127,085)	$(251,388)
Denominator:
Weighted average shares of Class A common stock outstanding	43,832,581	23,172,256
Effect of pre-funded warrants	1,924,795	50,000
Weighted average shares of Class A common stock outstanding – basic and diluted	45,757,376	23,222,256
Basic and diluted net loss per share of Class A common stock	$(2.78)	$(10.83)

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

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of December 31,
	2025	2024
Stock options outstanding	1,358,797	572,264
Unvested restricted stock units	1,359,207	779,861
Unvested restricted stock awards	85,185	274,058
Common warrants	10,496,523	1,456,523
Total	13,299,712	3,082,706

Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for issued warrants either as a liability or equity. Warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. Warrant contracts that may require settlement for cash are also liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in non-operating income, net in the consolidated statements of operations as a gain or loss. In order to conclude whether warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and otherwise meet other criteria required for equity classification. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

2024 Common Warrants

The Common Warrants in the table above include 1,298,040 outstanding 2024 Common Warrants which, at the time of issuance, were immediately exercisable at an exercise price of $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs) until fully exercised, subject to beneficial ownership limitations, with an expiration date five years after their date of issuance. All of the 2024 Common Warrants were initially recorded as a liability in the Company’s consolidated balance sheets. As of December 31, 2025, 100,000 of the 2024 Common Warrants, which were not amended by the Warrant Amendment Agreement (defined below), remain classified as a liability in the Company’s consolidated balance sheets.

Certain investors in the January 2025 Follow-On Offering (as described in Note 6) were, at the time of that offering, holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. The exercise price for the 2024 Common Warrants initially was $10.00 per share (or $10.07 per share, in the case of 2024 Common Warrants issued to Mr. Riggs). Concurrent with the January 2025 Follow-On Offering, the Company agreed to contractual amendments with those certain investors (Warrant Amendment Agreement) to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to Mr. Riggs, was conditioned on, and was not effective until, the trading day after the Company obtained the requisite approval from its stockholders, which occurred on May 22, 2025.

As a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million in January 2025 and, further upon the Company obtaining the requisite approval from its shareholders, 98,040 2024 Common Warrants of $0.1 million in May 2025 from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. In both cases, the difference between the fair value of the modified 2024 Common Warrants immediately prior to modification and immediately after modification was treated as equity issuance cost and recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets.

2025 Common Warrants

The Common Warrants in the table above include 9,040,000 outstanding 2025 Common Warrants and have an exercise price of $2.50 per share of Class A Common Stock and became exercisable upon certain approvals from Cibus’ stockholders on May 22, 2025. The 2025 Common Warrants are exercisable for five years following the May 22, 2025, stockholder approvals, subject to beneficial ownership limitations included in the terms of such securities. The 2025 Common Warrants are recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets.

Class A Common Stock Warrants

The Common Warrants which remain recorded as a liability in the Company’s consolidated balance sheets under the heading Class A common stock warrants are reported at fair value with changes in fair value reported in earnings. The Company reports the changes in fair value of the Class A common stock warrants in non-operating income, net in its consolidated statements of operations.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars (USD) as the reporting currency. For those foreign subsidiaries where the Company has determined that the functional currency is the entity’s local currency, the assets and liabilities of such subsidiaries are translated into USD using exchange rates in effect at the balance sheet date. The revenue and expenses of such subsidiaries are translated into USD using average exchange rates in effect during the reporting period. Any translation adjustments are presented as accumulated other comprehensive income (loss), within stockholders’ equity in the accompanying consolidated statements of redeemable noncontrolling interest and stockholders’ equity. Foreign currency transaction gains and losses are included in non-operating income, net within the accompanying consolidated statements of operations and were immaterial for all periods presented.

Segment Reporting

Cibus has one operating and reportable segment. The Chief Operating Decision Maker (CODM) is the Interim Chief Executive Officer who manages business activities, assesses performance, and allocates resources on a consolidated basis. For the years ended December 31, 2025, and 2024, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing R&D services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

The CODM utilizes consolidated net loss in assessing performance and allocating resources by comparing net loss against prior periods and the Company’s forecast. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Years Ended December 31,
In Thousands	2025	2024
Revenue	$3,639	$4,262
Less:
Personnel expenses	26,364	29,024
Professional fees	10,295	11,363
Stock-based compensation	8,188	10,750
Goodwill impairment	20,950	181,432
Long-lived assets impairment	9,115	—
Other segment expenses (1)	26,256	30,089
Total operating expenses	101,168	262,658
Loss from operations	(97,529)	(258,396)
Royalty liability interest expense - related parties	(35,481)	(34,190)
Other interest income, net	438	631
Non-operating income, net	400	9,271
Income tax expense	(29)	(29)
Total segment loss	$(132,201)	$(282,713)

_______________________________________
(1) Other segment expenses are primarily comprised of insurance, loss on asset disposal, amortization and depreciation, rent and utilities, lab supplies, product development, and selling and marketing expenses.

Concentrations of Credit Risk

The Company invests its cash and cash equivalents in highly liquid securities and interest-bearing deposit accounts. The Company diversifies the risk associated with investing in securities by allocating its investments to a diverse portfolio of short-dated, high investment-grade securities, which it classifies as cash and cash equivalents that are recorded at fair value in its consolidated financial statements. The Company maintains the credit risk in this portfolio in accordance with its internal policies and, if necessary, makes changes to investments to minimize credit risk. The Company has not experienced any counterparty credit losses. As of December 31, 2025, and 2024, the Company did not hold any short-term investments.

The following table illustrates customer concentration as a percentage of total revenue:

	Years Ended December 31,
Concentration of revenue greater than 10% of total company revenues	2025	2024
Customer A	76.8%	77.3%
Customer B	13.9%	11.9%

The following table illustrates customer concentration as a percentage of total accounts receivable:

	Years Ended December 31,
Concentration of accounts receivable greater than 10% of the total accounts receivable balance	2025	2024
Customer A	79.6%	87.0%
Customer B	20.4%	13.0%

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2025, and 2024.

Financial Instruments Required to be Carried at Fair Value

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025				December 31, 2024
	Fair Value of Assets				Fair Value of Assets
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds (1)	$—	$—	$—	$—	$1,058	$—	$—	$1,058
Total	$—	$—	$—	$—	$1,058	$—	$—	$1,058

________________________________________________
(1) Included in cash and cash equivalents on the accompanying consolidated balance sheets.

	December 31, 2025				December 31, 2024
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Warrants	$—	$—	$79	$79	$—	$—	$2,268	$2,268
Total	$—	$—	$79	$79	$—	$—	$2,268	$2,268

The following table summarizes the Common Warrants activity for the years ended December 31, 2025, and 2024:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2023	$1,418
Issued	10,151
Change in fair value	(9,301)
Balance as of December 31, 2024	2,268
Reclassified to stockholders’ equity	(1,742)
Change in fair value	(447)
Balance as of December 31, 2025	$79

In January 2025, as a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income, net in the Company’s consolidated statements of operations for the year ended December 31, 2025.

Furthermore, as a result of the Company obtaining the requisite approval from its stockholders on May 22, 2025, with respect to those 2024 Common Warrants held by Mr. Riggs, the Company reclassified the fair value of 98,040 2024 Common Warrants of $0.1 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these 2024 Common Warrants of $0.1 million between March 31, 2025, and May 23, 2025, is reflected in non-operating income, net in the Company’s consolidated statements of operations for the year ended December 31, 2025.

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

The estimated fair values of the Common Warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

As of December 31,
	2025	2024
Estimated fair value of common warrants per share	$0.01 - $0.77	$0.39 - $1.70
Assumptions:
Risk-free interest rate	3.4% - 3.6%	4.2% - 4.3%
Expected volatility	103.8% - 114.3%	111.0% - 118.1%
Expected term to liquidation (in years)	1.6 - 3.5	2.6 - 4.5

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
(2) For the January 2025 Modifications, the $1.34 fair value per share represents the 550,000 2024 Common Warrants amended of one holder on January 22, 2025, and the $1.55 fair value per share represents 550,000 2024 Common Warrants of eight holders amended on January 24, 2025. The stock price immediately prior to the January 2025 Modifications was $2.31 per share of Class A Common Stock and $2.60 per share of Class A Common Stock, respectively.

As of December 31, 2025, and 2024, the Company had no other financial instruments measured at fair value.

Non-Recurring Fair Value Measurements

In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company took substantive steps to sublease the facility. Due to potential future sublease income, the Company concluded the operating lease ROU asset and leasehold improvements represented a distinct asset group. The Company concluded the carrying value of the asset group was not recoverable and performed a discounted cash flow of estimated sublease income that included assumptions such as the market rate and timing of sublease income, and discount rate of 8.75 percent which are level 3 inputs in the fair value hierarchy. As a result, the Company concluded the fair value of the asset group was $4.5 million and recorded an impairment of $7.8 million. The Company also evaluated certain buildings, office furniture and equipment, and computer equipment and software at the Roseville, Minnesota facility and recorded an impairment charge of $1.3 million for the year ended December 31, 2025. The total long-lived asset impairment of $9.1 million was recorded in the accompanying consolidated statements of operations.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

		As of December 31,
In Thousands, except useful life	Useful Life (Years)	2025	2024
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	2,458	4,256
Office furniture and equipment	5 - 10	15,091	15,064
Computer equipment and software	3 - 5	4,737	4,520
Assets in progress	N/A	155	216
Total property, plant, and equipment		23,341	24,956
Less accumulated depreciation and amortization		(17,041)	(13,517)
Total		$6,300	$11,439

Depreciation and amortization expense is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Depreciation and amortization expense	$3,996	$4,918

Asset Retirement Obligation

Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement. At the inception of such leases, the Company records an ARO and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. To determine the fair value of the ARO, the Company estimates the cost for a third party to perform the restoration work. In subsequent periods, for each ARO, the Company records operating expense to accrete the ARO liability to full value and depreciation expense against the ARO, over the term of the associated lease agreement. The Company used a credit-adjusted risk-free rate of 5.6 percent to discount the future obligation, and an inflation rate of 5.0 percent to determine the future value of the original estimate of restoration costs. The ARO was resolved in the fourth quarter of 2025.

The following table presents the changes in the ARO:

In Thousands	Asset Retirement Obligations
Balance as of December 31, 2023	$273
Accretion expense	15
Balance as of December 31, 2024	288
Accretion expense	10
Costs incurred related to decommissioning leased property	(298)
Balance as of December 31, 2025	$—

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill activity is as follows:

In Thousands	Goodwill
Balance as of December 31, 2023	$434,898
Goodwill impairment	(181,432)
Balance as of December 31, 2024	253,466
Goodwill impairment	(20,950)
Balance as of December 31, 2025	$232,516

During the first quarter of 2025, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The Company’s future cash flow projections include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. In addition, the Company compares the fair value of the reporting unit to the Company’s overall market capitalization. The Company utilized its most recent cash flow projections in combination with the Company’s stock price as of March 31, 2025, to calculate the fair value of the reporting unit using a long-term growth rate of 3 percent and a discount rate of 47 percent, which are Level 3 fair value measurements. The Company determined its goodwill was impaired by $21.0 million, which is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2025.

During the third quarter of 2024, the Company experienced a Triggering Event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last annual assessment and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value for its goodwill. The Company’s cash flow projections look several years into the future and include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. The Company utilized its most recent cash flow projections in combination with the decline of the Company’s stock price as of September 30, 2024, to calculate the fair value of its goodwill using a long-term growth rate of 3 percent and a discount rate of 37 percent, which are Level 3 fair value measurements. The Company determined its goodwill was impaired by $181.4 million, which was recorded in the accompanying consolidated statements of operations for the year ended December 31, 2024.

The Company’s gross amount of goodwill prior to accumulated impairment losses as of December 31, 2025, 2024, and 2023, was $585.3 million. The Company’s accumulated goodwill impairment loss as of December 31, 2025, 2024, and 2023, was $352.8 million, $331.8 million, and $150.4 million, respectively.

A Triggering Event that could indicate impairment and necessitate an evaluation of goodwill includes, but is not limited to, macroeconomic conditions, industry and market considerations, increases in Cibus’ costs, commercial performance relative to strategic initiatives, adverse regulatory developments, or the decline in market capitalization of Cibus’ Class A Common Stock.

To the extent a Triggering Event occurs and Cibus concludes that goodwill has become further impaired, Cibus may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on the Company’s future operating results and financial position.

Intangible Assets

Intangible assets as of December 31, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,828	$12,320
Trade name	22,230	2,871	19,359
Total	$36,378	$4,699	$31,679

Intangible assets as of December 31, 2024, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$1,120	$13,028
Trade name	22,230	1,760	20,470
Other	150	70	80
Total	$36,528	$2,950	$33,578

Total amortization expense is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Amortization expense	$1,819	$1,833

As of December 31, 2025, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
2026	$1,819
2027	1,819
2028	1,819
2029	1,819
2030	1,819
Thereafter	22,584
Total future amortization expense	$31,679

5. NOTES PAYABLE

The Company has purchased various fixed assets using notes. The notes on financed equipment are subject to annual interest rates between 9.5 percent and 15.1 percent and have a weighted average remaining term of 1.7 years. The weighted average interest rate of the Company’s financed equipment notes was 11.5 percent. Notes used to finance equipment mature between April 2026 and March 2028.

The Company has also financed certain annual insurance premiums using notes. The insurance notes are subject to annual interest rates between 7.3 percent and 7.7 percent and have a weighted average remaining term of 0.4 years. The weighted average interest rate of the Company’s financed equipment notes was 7.5 percent. Notes used to finance insurance premiums mature between February 2026 and August 2026.

As of December 31, 2025, future minimum payments under notes payable were as follows:

In Thousands	Financed Equipment	Insurance	Total Notes Payable
2026	$151	$308	$459
2027	89	—	89
2028	11	—	11
	251	308	559
Less: interest	(25)	(6)	(31)
Total	$226	$302	$528
Current portion	$133	$302	$435
Noncurrent portion	$93	$—	$93

6. STOCKHOLDERS’ EQUITY

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

The 2024 Common Warrants were recorded as a liability in the Company’s consolidated balance sheets. At closing, the terms of the 2024 Common Warrants provided that they could be redeemed at the Company’s option at any time following the occurrence of (i) the Company’s public announcement of an operational Soybean platform and (ii) the first date on which the closing price of the Class A Common Stock on Nasdaq equals or exceeds $20.00 per share for fifteen consecutive trading days, at a redemption price of $0.0001 per 2024 Common Warrant.

Certain investors in the January 2025 Follow-On Offering (as described below) were, at the time of the January 2025 Follow-On Offering, holders of outstanding 2024 Common Warrants to purchase up to 1,198,040 shares of Class A Common Stock. Concurrent with the January 2025 Follow-On Offering, the Company agreed to a Warrant Amendment Agreement to (i) reduce the exercise price of those 2024 Common Warrants to $2.50 per share, (ii) reduce the threshold for satisfaction of the trading condition in respect of the redemption provisions from $20.00 per share to $5.00 per share as well as adding a redemption notice of 30 days, and (iii) extend the termination date of those 2024 Common Warrants held by those certain investors to five years following the closings of the January 2025 Follow-On Offering. The Warrant Amendment Agreement, with respect to Mr. Riggs, was conditioned on, and was not effective until, the trading day after the Company obtained the requisite approval from its stockholders, which occurred on May 22, 2025.

As a result of the Warrant Amendment Agreement, the Company reclassified the fair value of 1,100,000 2024 Common Warrants of $1.6 million in January 2025 and, further upon the Company obtaining requisite approval from its shareholders, 98,040 2024 Common Warrants of $0.1 million in May 2025 from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. As of December 31, 2025, 100,000 of the 2024 Common Warrants, which are the 2024 Common Warrants not amended by the Warrant Amendment Agreement, remain classified as a liability in the Company’s consolidated balance sheets.

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

In January 2025, 300,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 300,000 shares of its Class A Common Stock. In June 2025, 50,000 pre-funded warrants issued in December 2023 and 4,000,000 of the 2025 Pre-Funded Warrants were exercised and as such, the Company issued 4,050,000 shares of its Class A Common Stock. As of December 31, 2025, 400,000 2025 Pre-Funded Warrants remain outstanding and exercisable.

The 2025 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets, and the shares issuable upon exercise are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

Warrant transactions for the year ended December 31, 2025, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share [1]
Outstanding as of December 31, 2024	50,000	$0.01	1,456,523	$16.43
Issued	4,700,000	0.0001	9,040,000	2.50
Forfeited/canceled	—	—	—	—
Exercised	(4,350,000)	0.0002	—	—
Outstanding as of December 31, 2025	400,000	$0.0001	10,496,523	$3.58
Exercisable as of December 31, 2025	400,000	$0.0001	10,496,523	$3.58

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

Class B Common Stock

Shares of Class B Common Stock have full voting rights. Shares of Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global. No shares of Class B Common Stock are outstanding as of December 31, 2025.

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

Up-C Unit exchanges during the years ended December 31, 2025, and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Up-C Units exchanged by holders for Class A Common Stock	1,720,929	1,421,707

As of December 31, 2025, there were 54,325,852 Cibus Common Units outstanding. Of the 54,325,852 Cibus Common Units outstanding, all are held by Cibus, Inc. as there are no remaining holders of Up-C Units.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, the Company has not issued any preferred stock.

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

As of December 31, 2025, 2,993,104 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Years Ended December 31,
	2025	2024
Weighted average fair value of stock options granted	$1.81	$5.31
Assumptions:
Risk-free interest rate	3.6% - 4.1%	4.2% - 4.5%
Expected volatility	106.2% - 110.5%	99.8% - 109.3%
Expected term (in years)	5.3 - 6.0	5.0 - 6.0

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2024	127,267	$316.92	572,264	$75.44
Granted	—	—	907,053	2.18
Vested	265,675	5.25	—	—
Exercised	—	—	—	—
Expired	(8,834)	369.25	(8,834)	369.25
Forfeited	(1,300)	227.50	(111,686)	6.96
Balance as of December 31, 2025	382,808	$99.71	1,358,797	$30.25

Stock-based compensation expense related to stock option awards is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Stock-based compensation expense	$1,316	$521

As of December 31, 2025, options outstanding had an immaterial aggregate intrinsic value and a weighted average remaining contractual term of 8.6 years. As of December 31, 2025, options exercisable had an immaterial aggregate intrinsic value and a weighted average remaining contractual term of 7.0 years.
As of December 31, 2025, unrecognized compensation expense related to non-vested stock options was $2.1 million which has a weighted average remaining recognition period of 2.3 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally two months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	274,058	$31.50
Granted	—	—
Vested	(161,664)	31.50
Forfeited	(27,209)	31.50
Unvested balance as of December 31, 2025	85,185	$31.50

The total fair value of RSAs that vested is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Fair value of shares vested	$308	$3,738
There were no RSAs granted during the years ended December 31, 2025, or 2024.

Stock-based compensation expense related to RSAs is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Stock-based compensation expense	$5,051	$9,495

As of December 31, 2025, unrecognized compensation expense related to RSAs was $2.7 million which has a weighted average remaining recognition period of 1.1 years.
Restricted Stock Units

The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	779,861	$7.62
Granted	931,189	1.89
Vested	(247,969)	8.02
Forfeited	(103,874)	6.19
Unvested balance as of December 31, 2025	1,359,207	$3.73

The total fair value of RSUs that vested is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Fair value of shares vested	$405	$629

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025, and 2024, was $1.89 and $6.90, respectively.

Stock-based compensation expense related to RSUs is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Stock-based compensation expense	$1,821	$734

As of December 31, 2025, unrecognized compensation expense related to RSUs was $4.2 million which has a weighted average remaining recognition period of 2.8 years.

Certain consolidated statement of operations amounts were as follows:

	Years Ended December 31,
In Thousands	2025	2024
Stock-based compensation expense:
Research and development	$2,720	$3,392
Selling, general, and administrative	5,468	7,358
Total	$8,188	$10,750

8. INCOME TAXES

The components of loss before income taxes are as follows:

	Years Ended December 31,
In Thousands	2025	2024
United States loss before income taxes	$(132,354)	$(280,080)
Foreign income (loss) before income taxes	182	(2,604)
Loss before income taxes	$(132,172)	$(282,684)

Income tax provision for the years ended December 31, 2025, and 2024, consist of the following:

	Years Ended December 31,
In Thousands	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	(29)	(29)
Total current	(29)	(29)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense	$(29)	$(29)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 1. Nature of Business & Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09.

For purposes of reconciling the Company’s provision for income taxes at the United States statutory income tax rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 21.0 percent tax rate was applied as follows:

	Year Ended December 31, 2025
In Thousands, except percentage values	Amount	%
United States statutory rate	$27,756	21.0%
State and local income taxes, net of federal income tax effect (1)	85	0.1%
Foreign tax effects:
Other foreign	(31)	—%
Tax credits:
R&D credit	1,317	1.0%
Change in valuation allowance	(60,311)	(45.6)%
Nontaxable or nondeductible items:
Stock-based compensation	(1,396)	(1.1)%
Goodwill impairment	(4,229)	(3.2)%
Other, net	(4)	—%
Change in unrecognized tax benefits	(413)	(0.3)%
Other adjustments, net:
Section 382 limitation	3,889	2.9%
Investment in Cibus Global LLC	46,569	35.2%
743(b) asset and amortization	(11,862)	(9.0)%
Other, net	(1,399)	(1.1)%
Effective income tax rate	$(29)	—%

________________________________________________
(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The difference between the United States statutory income tax rate and the Company’s effective income tax rate for the year ended December 31, 2025, is primarily attributable to the effect of losses sustained, impairment charges of goodwill, and changes in the Company’s investment in Cibus Global during the year.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, effective income tax rate differs from the United States statutory income tax rate as follows:

Year Ended December 31, 2024
United States statutory rate	21.0%
State tax, net of federal tax benefit	0.1%
Loss attributable to redeemable noncontrolling interest	(2.3)%
Stock-based compensation	(0.6)%
Goodwill impairment	(12.0)%
R&D credit	0.6%
Unrecognized tax benefits	0.3%
Warrants	0.6%
Investment in Cibus Global LLC	(10.4)%
Change in state rate	(1.9)%
Section 382 limitation	(3.0)%
Other	(0.4)%
Change in valuation allowance	8.0%
Effective income tax rate	—%

The difference between the United States statutory income tax rate and the Company’s effective income tax rate for the year ended

December 31, 2024, is primarily attributable to the effect of losses sustained which required a valuation allowance. For the year ended December 31, 2025, the valuation allowance increased by $78.4 million. For the year ended December 31, 2024, the valuation allowance decreased by $22.6 million.

The amounts of cash income taxes paid by the Company are as follows:

In Thousands	Year Ended December 31, 2025
Federal	$—
State and local	—
Foreign
Canada	38
Netherlands	3
United Kingdom	—
Total foreign	41
Total cash paid for income taxes	$41

Deferred tax assets and liabilities consist of the following:

	December 31,
In Thousands	2025	2024
Net operating losses	$91,859	$70,097
Investment in Cibus Global, LLC	—	29,036
Stock-based compensation	3,698	—
ASC 842 lease liabilities	8,824	—
Tax credit carry forwards	3,442	2,720
Capitalized R&D	7,695	1,979
Compensation	576	—
Royalty liability	63,754	—
Property and equipment	1,915	—
Intangible assets	5,558	—
Other	640	—
Gross deferred tax assets	187,961	103,832
Less valuation allowance	(182,111)	(103,742)
Net deferred tax assets after valuation allowance	5,850	90
ASC 842 ROU assets	(5,850)	—
Other	—	(90)
Gross deferred tax liabilities	(5,850)	(90)
Net deferred tax asset or liability	$—	$—

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

As of December 31, 2025, the Company has $570.8 million of net operating loss carryforwards (NOLs) that can be used to offset future taxable income. Of this amount, $190.7 million are state NOLs and $380.1 million are federal NOLs. The federal NOLs period is as follows: $334.1 million do not expire, but is subject to the 80 percent taxable income limitation and $46.0 million expire between 2026 and 2037. The state NOLs will expire between 2027 and 2045, with some amounts having indefinite carryover. The Company also has federal and state R&D credit carryovers of $3.0 million and $2.0 million, respectively, which will expire between 2028 and 2045.

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

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the Company’s NOLs and R&D credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or R&D credit carryforwards before utilization. The Company has completed an analysis through December 31, 2023, and it was determined that the Company experienced an IRC 382 cumulative shift as of May 31, 2023, as a result of the merger with Cibus Global. The Company has reduced tax attributes by $8.5 million which represents the amount estimated to expire unused based on the IRC 382 limitation.

The Company completed an additional analysis through December 31, 2025, to determine if any additional cumulative shifts have occurred and concluded no Section 382 ownership change was identified in 2025. For financial statement purposes, the Company has included the federal and state NOLs and R&D credit in the schedule of deferred tax assets offset with a full valuation allowance. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created as a result of the additional analysis for 2025, will not impact the Company’s effective tax rate in the future.

The gross unrecognized tax benefits activity is as follows:

In Thousands	Gross Unrecognized Tax Benefits
Balance as of December 31, 2023	$1,906
Increases related to current year positions	343
Decreases related to prior year positions	(423)
Decreases related to IRC §382	(946)
Balance as of December 31, 2024	880
Increases related to current year positions	329
Decreases related to prior year positions	(105)
Balance as of December 31, 2025	$1,104

The Company is subject to federal income taxes in the United States as well as various state and local jurisdictions, the United Kingdom, Netherlands, and Canada. The Company has reviewed its tax positions and concluded that no liability for uncertain tax positions is required as of December 31, 2025. The Company will classify any future interest and penalties as a component of income tax expense if incurred.

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by a corresponding adjustment to the deferred tax asset valuation allowance. The Company’s major taxing jurisdictions are in the United States, at both the federal and state levels, the United Kingdom, Netherlands, and Canada. The number of years open for examination varies depending on the tax jurisdiction but are generally from three to five years.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the TRA liability is not probable and therefore no TRA liability existed as of December 31, 2025.
9. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease ROU asset is included in other non-current assets in the consolidated balance sheets.

The Company is obligated under non-cancellable operating leases, primarily for office, laboratory, greenhouse, and warehouse space, as follows:

	As of December 31,
	2025		2024
In Thousands, except remaining term	Remaining Term (years)	Right-of-Use-Asset	Remaining Term (years)	Right-of-Use-Asset
Roseville, Minnesota lease	12.3	$4,549	13.3	$12,589
San Diego, California laboratory lease	—	—	0.7	1,402
San Diego, California headquarters lease	7.3	15,966	8.3	17,723
San Diego, California greenhouse lease	2.7	920	3.7	1,204
Other leases	< 1.0 - 1.1	122	< 1.0 - 2.1	336
Total		$21,557		$33,254

The Roseville, Minnesota lease includes four options to extend the lease for five years. These options to extend the lease are not recognized as part of the associated operating lease ROU assets and lease liabilities as it is not reasonably certain that the Company will exercise those options. The Company’s lease agreement does not include options to terminate the lease. In the fourth quarter of 2025, the Company began to wind-down operations at its Roseville, Minnesota facility and the Company is currently working to sublease the facility. Based on this and other factors, the Company assessed the operating lease ROU asset related to the Roseville, Minnesota lease for impairment and recorded an impairment charge of $7.6 million for the year ended December 31, 2025, which was recorded in the accompanying consolidated statements of operations. The impairment amount was the amount by which the carrying value of the operating lease ROU asset exceeded the fair value. The Company estimated the fair value based on the discounted cash flows of estimated net rental income.

The Company’s headquarters are located in San Diego, California where it leases its headquarters facility, which includes office and laboratory space, with a term that expires in March 2033. The headquarters facility lease includes one option to extend the lease that the Company is not reasonably certain to exercise at the lease commencement; therefore, the extension term is not recognized in the calculation of the lease liability.

The Company had a trait development facility for editing plants in San Diego, California until August 2025 when the lease term ended.

Additionally, the Company has certain leases for greenhouse and warehouse facilities, with terms that expire in August 2028 and August 2026, respectively. The Company had one option to extend the term of the greenhouse lease, for five years, and executed this right with an amended lease agreement beginning in September 2023 and expiring at the end of August 2028. There are no other options to extend this lease. The Company had one option to extend the warehouse lease for five years which it did not execute. As the Company was not reasonably certain to exercise this option at lease commencement, the option was not recognized as part of the associated operating lease ROU asset or lease liability.

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

The components of lease expense were as follows:

	Years Ended December 31,
In Thousands	2025	2024
Finance lease costs	$115	$175
Operating lease costs	6,573	7,037
Variable lease costs	3,733	3,999
Total	$10,421	$11,211
Operating lease costs for short-term leases was not material for the years ended December 31, 2025, or 2024.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
In Thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$5,430	$3,936
Financing cash flows (finance leases)	$120	$171

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025		2024
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	9.1	0.7	10.0	0.8
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%
As of December 31, 2025, future minimum payments under operating leases were as follows:

In Thousands	Operating
2026	$5,045
2027	5,045
2028	5,081
2029	4,905
2030	5,004
Thereafter	20,312
45,392
Less: interest	(12,878)
Total	$32,514
Current portion	$2,731
Noncurrent portion	$29,783
Cibus Non-Profit Foundation

During 2022, Cibus Global created the Cibus Charitable Foundation, Inc., a nonprofit legal entity (the Cibus Non-Profit Foundation). As of December 31, 2025, the Cibus Non-Profit Foundation has not received any donations or commenced operations. The Company is obligated to make donations to the Cibus Non-Profit Foundation each fiscal year at a rate of 1.0 percent of all net royalty revenue in the applicable fiscal year that is equal to or greater than $100 million up to, and including, $1.0 billion, and then steps up to 2.0 percent in respect of any portion of such net royalty revenue in excess of $1.0 billion. For purposes of this calculation, net royalty revenue refers to all royalty payments received by the Company, net of all taxes (other than income taxes) and all amounts payable pursuant to the Royalty Liability. The donation payable by the Company may be reduced, including to zero, to the extent necessary to comply with any covenant or obligation in any instrument evidencing third party indebtedness, to permit a financing to occur, to preclude undercapitalization, to satisfy working capital requirements or provide for strategic needs of the Company, to ensure timely payment of the Company’s liabilities and debts to third parties as they become due, or to comply with applicable law. The Company has agreed not to enter any change of control transaction unless the surviving entity assumes the obligation to pay such donations to the Cibus Non-Profit Foundation.

This obligation is contingent upon the Cibus Non-Profit Foundation obtaining and maintaining its status as a 501(c)(3) charitable organization, although such registration has not yet been achieved. The Cibus Non-Profit Foundation must use all donations received consistent with its mission statement: to drive sustainable agriculture and sustainable agricultural communities in the developing world. Accordingly, as of December 31, 2025, the Company had not recorded a liability related to its obligations to the Cibus Non-Profit Foundation within the accompanying consolidated financial statements.

Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company is not a party to any material pending legal proceedings as of December 31, 2025. Notwithstanding the foregoing, during the year ended December 31, 2025, based on an unexpected decision from the Ninth Circuit Court of Appeals, the Company agreed to a repayment of insurance coverage proceeds previously awarded to the Company in the amount of $2.6 million for litigation expense. This amount was paid in the fourth quarter of 2025 and recorded within SG&A in the accompanying consolidated statement of operations and comprehensive loss.

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

As of December 31, 2025, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2024, the Royalty Liability reflected an effective yield of 16.6 percent.

The following table summarizes the Royalty Liability activity for the years ended December 31, 2025, and 2024:

In Thousands	Royalty Liability - Related Parties
Balance as of December 31, 2023	$165,252
Interest expense recognized	34,190
Balance as of December 31, 2024	199,442
Interest expense recognized	35,481
Balance as of December 31, 2025	$234,923

11. SUPPLEMENTAL INFORMATION

Certain balance sheet amounts are as follows:

	As of December 31,
In Thousands	2025	2024
Accrued Expenses:
Accrued consulting and professional fees	$900	$1,312
Accrued field trials	304	358
Other	742	611
Total	$1,946	$2,281
Supplemental consolidated statement of cash flows information is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Interest paid	$79	$115
Non-cash transactions not reported in the consolidated statements of cash flows is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Property, plant, and equipment acquired through assuming liabilities	$54	$210
Unpaid stock offering costs included in accounts payable	$1,512	$—
Class A common stock warrants reclassification from liability to stockholders’ equity	$1,742	$—
Purchase of insurance through vendor financing	$861	$—
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$—	$16,491

12. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is partially funding and/or supporting a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of December 31, 2025, the Company had $0.5 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606.

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

Revenue recognized in the consolidated statements of operations related to the collaboration agreement is as follows:

	Years Ended December 31,
In Thousands	2025	2024
Collaboration agreement revenue recognized	$2,796	$3,295

As of December 31, 2025, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $7.3 million.

13. SUBSEQUENT EVENTS

In January 2026, the Company issued 14,836,664 shares of its Class A Common Stock including 333,333 shares issued to Mr. Riggs (January 2026 Follow-On Offering). The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts, the Company an additional reduction in workforce of 15 full-time employees in connection with the Company’s previously announced streamlined business focus, prioritizing its nearest-term and currently funded commercial opportunities, effective as of March 13, 2026. The Company estimates that it will incur approximately $0.4 million of one-time cash payments in the first quarter of 2026, of which approximately $0.3 million is related to accrued vacation and approximately $0.1 million is related to one-time severance expense. In addition, the Company estimates, based on Cibus’ closing stock price on March 13, 2026, one-time non-cash stock compensation expense of approximately $0.5 million related to accelerated stock awards in the first quarter of 2026.