Form 10-Q
period 2026-03-31
Cibus, Inc.
filed 2026-05-14
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026;
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

As of May 8, 2026, there were 76,331,634 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) outstanding (excluding 52,045 restricted shares of Class A Common Stock, which remain subject to vesting), and no shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. and its consolidated subsidiaries. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC, a direct, wholly-owned subsidiary of the Company.

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Quarterly Report on Form 10-Q include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “Trait MachineTM,” and “Future of BreedingTM.” This Quarterly Report on Form 10-Q may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include statements about the Company’s future financial performance, including its liquidity and capital resources, cost saving initiatives and their impact on annual cash burn rates, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the ability to obtain partner funding to support its non-Rice productivity trait portfolio; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the timeframe for commercialization of germplasm with the Company’s traits by seed company customers; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant collaborations and commercial relationships. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near-term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s development efforts for its priority opportunities in Rice and biofragrance products and sustainable ingredients; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts; the inability to identify partners to fund the Company’s non-Rice productivity trait portfolio; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges, and the potential for additional cost reduction measures; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates, and economic volatility and uncertainty arising from dynamic trade policies, including tariffs and retaliatory tariffs, and market reactions to such policies; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 17, 2026, or as they may be updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

Market Data

This Quarterly Report on Form 10-Q contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company’s internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Quarterly Report involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors” in the Annual Report and other subsequent reports on Forms 10-Q and 8-K filed with the SEC. Forecasts and other forward-looking estimates about the Company’s industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward-Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

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

Implications of Being a Smaller Reporting Company

Cibus is a “smaller reporting company” as defined in the Exchange Act. Cibus may continue to be a smaller reporting company even though it no longer qualifies as an “emerging growth company.” As a smaller reporting company, Cibus is exempt from the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 and may also take advantage of certain scaled disclosure accommodations. Cibus will remain a smaller reporting company until the fiscal year following the determination that its common stock held by non-

affiliates is $250 million or more (measured on the last business day of Cibus’ second fiscal quarter) or Cibus’ annual revenues are $100 million or more during the most recently completed fiscal year and Cibus’ common stock held by non-affiliates is $700 million or more (measured on the last business day of Cibus’ second fiscal quarter).

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,325	$9,923
Accounts receivable	1,703	503
Prepaid expenses and other current assets	1,041	1,643
Total current assets	33,069	12,069
Property, plant, and equipment, net	5,642	6,300
Operating lease right-of-use assets	20,927	21,557
Intangible assets, net	31,224	31,679
Goodwill	232,516	232,516
Other non-current assets	824	926
Total assets	$324,202	$305,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,410	$8,070
Accrued expenses	2,027	1,946
Accrued compensation	3,011	3,061
Deferred revenue	449	536
Current portion of notes payable	194	435
Current portion of operating lease obligations	2,764	2,731
Class A common stock warrants	89	79
Total current liabilities	13,944	16,858
Notes payable, net of current portion	73	93
Operating lease obligations, net of current portion	29,076	29,783
Royalty liability - related parties	244,044	234,923
Other non-current liabilities	1,585	1,561
Total liabilities	288,722	283,218
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 76,571,627 shares issued and 76,283,095 shares outstanding as of March 31, 2026, and 54,604,232 shares issued and 54,325,852 shares outstanding as of December 31, 2025	13	11
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Additional paid-in capital	917,136	882,171
Class A common stock in treasury, at cost; 225,891 shares as of March 31, 2026, and 193,195 shares as of December 31, 2025	(2,221)	(2,141)
Accumulated deficit	(879,473)	(858,251)
Accumulated other comprehensive income	25	39
Total stockholders’ equity	35,480	21,829
Total liabilities and stockholders’ equity	$324,202	$305,047

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue	$1,681	$1,034
Total revenue	1,681	1,034
Operating expenses:
Research and development	8,717	11,799
Selling, general, and administrative	5,084	9,856
Goodwill impairment	—	20,950
Total operating expenses	13,801	42,605
Loss from operations	(12,120)	(41,571)
Royalty liability interest expense - related parties	(9,121)	(8,377)
Other interest income, net	28	119
Non-operating (expense) income, net	(2)	439
Loss before income taxes	(21,215)	(49,390)
Income tax expense	(7)	(2)
Net loss	$(21,222)	$(49,392)
Net loss attributable to noncontrolling interest	—	(2,506)
Net loss attributable to Cibus, Inc. stockholders	$(21,222)	$(46,886)
Basic and diluted net loss per share of Class A common stock	$(0.33)	$(1.34)
Weighted average shares of Class A common stock outstanding – basic and diluted	65,202,244	35,052,692

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(21,222)	$(49,392)
Foreign currency translation adjustments	(14)	13
Comprehensive loss	(21,236)	(49,379)
Comprehensive loss attributable to noncontrolling interest	—	(2,505)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(21,236)	$(46,874)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Cibus, Inc. Stockholders’ Equity
Balance at December 31, 2025	54,325,852	$11	—	$—	$882,171	$(2,141)	$(858,251)	$39	$21,829
Net loss	—	—	—	—	—	—	(21,222)	—	(21,222)
Stock-based compensation	—	—	—	—	1,571	—	—	—	1,571
Issuance of common stock upon vesting of restricted stock awards and units	176,531	—	—	—	—	—	—	—	—
Issuance of common stock in registered offering, net	21,813,408	2	—	—	33,394	—	—	—	33,396
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(32,696)	—	—	—	—	(80)	—	—	(80)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(14)	(14)
Balance at March 31, 2026	76,283,095	$13	—	$—	$917,136	$(2,221)	$(879,473)	$25	$35,480

		Class A Common Stock		Class B Common Stock
Three Months Ended March 31, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(46,886)	—	(46,886)	(2,506)	(49,392)
Stock-based compensation	—	—	—	—	—	2,499	—	—	—	2,499	—	2,499
Issuance of common stock upon vesting of restricted stock awards and units	—	75,522	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	4,340,000	—	—	—	21,430	—	—	—	21,430	—	21,430
Issuance of common stock upon exercise of pre-funded warrants	—	300,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders’ equity	—	—	—	—	—	1,589	—	—	—	1,589	—	1,589
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(5,363)	—	—	—	—	(13)	—	—	(13)	—	(13)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	8,556	—	(8,556)	—	(514)	—	—	—	(514)	514	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	12	12	1	13
Balance at March 31, 2025	$—	32,657,738	$9	1,712,373	$—	$850,302	$(2,012)	$(778,052)	$27	$70,274	$3,683	$73,957

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(21,222)	$(49,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	9,121	8,377
Goodwill impairment	—	20,950
Depreciation and amortization	1,197	1,634
Stock-based compensation	1,571	2,499
Loss on disposal of assets, net	4	80
Change in fair value of liability classified Class A common stock warrants	10	(462)
Other	(4)	21
Changes in operating assets and liabilities:
Accounts receivable	(1,200)	91
Prepaid expenses and other current assets	591	309
Accounts payable	(1,288)	995
Accrued expenses	(176)	3,135
Accrued compensation	(57)	(745)
Deferred revenue	(89)	(71)
Right-of-use assets and lease obligations, net	(44)	688
Other assets and liabilities, net	100	64
Net cash used in operating activities	(11,486)	(11,827)
Investing activities
Proceeds from sales of property, plant, and equipment	43	—
Purchases of property, plant, and equipment	(115)	(291)
Net cash used in investing activities	(72)	(291)
Financing activities
Proceeds from issuances of securities	37,255	22,599
Costs incurred related to issuances of securities	(4,950)	(1,169)
Payment of taxes related to restricted stock units withheld from employees	(80)	(13)
Repayments of notes payable	(261)	(148)
Net cash provided by financing activities	31,964	21,269
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net increase in cash and cash equivalents	20,402	9,154
Cash and cash equivalents – beginning of period	9,923	14,433
Cash and cash equivalents – end of period	$30,325	$23,587

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

Basis of Presentation

The unaudited condensed consolidated financial statements of Cibus, Inc. have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP or GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements and has included the accounts of Cibus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In the Company’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of its statements of financial position, results of operations, and cash flows for the periods presented but they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Except as otherwise disclosed herein, these adjustments consist of normal recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other interim period.

For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (Annual Report). The accompanying condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report.

Going Concern

The Company has incurred losses since its inception. The Company’s net loss was $21.2 million and cash used in operating activities was $11.5 million for the three months ended March 31, 2026. The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, from the capital markets, including through offerings of common stock or other securities.

As of March 31, 2026, the Company had $30.3 million of cash and cash equivalents and $13.9 million of current liabilities.

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

In underwritten public offerings in January 2026 (January 2026 Follow-On Offering) and in March 2026 (March 2026 Follow-On Offering), the Company received net proceeds of approximately $19.8 million and $13.6 million, respectively, after deducting approximately $2.5 million and $1.4 million, respectively, for underwriting discounts and commissions and certain other offering expenses payable by the Company.

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

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts and in addition to actions taken by the Company in prior years, the Company conducted an additional reduction in workforce of 15 full-time employees, effective as of March 13, 2026. The Company incurred approximately $0.4 million of one-time cash expense in the first quarter of 2026, of which approximately $0.3 million was related to accrued vacation and paid in the first quarter of 2026 and approximately $0.1 million was related to one-time severance expense and will be paid in the second quarter of 2026. In addition, the Company incurred one-time non-cash stock compensation expense of approximately $0.1 million related to accelerated stock awards in the first quarter of 2026, and it will additionally incur approximately $0.1 million in the second quarter of 2026. These expenses were, or will be, recorded within operating expenses in the accompanying condensed consolidated statements of operations. The Company will incur and pay approximately $0.1 million of one-time cash expense related to shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units in the second quarter of 2026, which will be recorded within class A common stock in treasury, at cost in the accompanying condensed consolidated balance sheets.

These cost reduction initiatives alone will not be sufficient to forestall a cash deficit. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements. Any of these events could significantly impact the Company’s business, financial condition, and prospects.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Key estimates made by the Company include revenue recognition, useful lives and impairment of long-lived assets, valuation of equity-based awards and related equity-based compensation expense, valuation of intangible assets, valuation allowances on deferred tax assets, the assumptions underlying the determination of the estimated incremental borrowing rate for the determination of the Company’s operating leases, valuation of warrant liabilities, and the valuation of the Royalty Liability (which refers to the Company’s future royalty payment obligations that the Company undertook to provide to certain investors, including related parties, in exchange for certain warrants that these investors acquired in financing transactions in November 2013 and December 2014 and subsequently surrendered to Cibus Global).

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.1 million in contract assets as of March 31, 2026. There was $0.2 million in contract assets as of December 31, 2025, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

The following table represents the deferred revenue activity for the three months ended March 31, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$536	$932
Unearned revenue from cash received during the period	444	802
Revenue recognized that was included in the balance at the beginning of the period	(531)	(871)
Balance as of March 31,	$449	$863

Net Loss Per Share of Class A Common Stock

Weighted average shares of Class A Common Stock outstanding excludes unvested Class A Common Stock, which will be treated as outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. Accordingly, unvested shares of Class A Restricted Stock (as defined below) are excluded from the calculation of net loss per share of Class A Common Stock.

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

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
In Thousands, Except Share and Per Share Amounts	2026	2025
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(21,222)	$(46,886)
Denominator:
Weighted average shares of Class A common stock outstanding	64,802,244	30,602,692
Effect of pre-funded warrants	400,000	4,450,000
Weighted average shares of Class A common stock outstanding – basic and diluted	65,202,244	35,052,692
Basic and diluted net loss per share of Class A common stock	$(0.33)	$(1.34)

The Company’s potential dilutive securities, which include common stock warrants, unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of March 31,
	2026	2025
Stock options outstanding	1,434,633	1,152,764
Unvested restricted stock units	1,171,264	1,074,930
Unvested restricted stock awards	62,641	192,288
Common warrants	10,496,523	1,456,523
Total	13,165,061	3,876,505

Segment Reporting

Cibus has one operating and reportable segment. The Chief Operating Decision Maker (CODM) is the Interim Chief Executive Officer who manages business activities, assesses performance, and allocates resources on a consolidated basis. For the three months ended March 31, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing research and development (R&D) services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

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

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Revenue	$1,681	$1,034
Less:
Personnel expenses	5,788	6,761
Professional fees	1,324	5,423
Stock-based compensation	1,571	2,499
Goodwill impairment	—	20,950
Other segment expenses (1)	5,118	6,972
Total operating expenses	13,801	42,605
Loss from operations	(12,120)	(41,571)
Royalty liability interest expense - related parties	(9,121)	(8,377)
Other interest income, net	28	119
Non-operating (expense) income, net	(2)	439
Income tax expense	(7)	(2)
Total segment loss	$(21,222)	$(49,392)

_______________________________________
(1) Other segment expenses are primarily comprised of facilities and asset related expenses such as rent, asset depreciation and amortization, utilities, property taxes, and repairs and maintenance and also include insurance, dues and subscriptions, licenses, lab supplies, product development, and travel.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2026, and 2025.

Financial Instruments Required to be Carried at Fair Value

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026				December 31, 2025
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common warrants	$—	$—	$89	$89	$—	$—	$79	$79
Total	$—	$—	$89	$89	$—	$—	$79	$79

The following table summarizes the common warrants activity for the three months ended March 31, 2026:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2025	$79
Change in fair value	10
Balance as of March 31, 2026	$89

The following table summarizes the common warrants activity for the three months ended March 31, 2025:

In Thousands	Level 3 Fair Value of Liabilities
Balance as of December 31, 2024	$2,268
Reclassified to stockholders’ equity	(1,589)
Change in fair value	(462)
Balance as of March 31, 2025	$217

In January 2025, as a result of contractual amendments with certain holders of common warrants, the Company reclassified the fair value of 1,100,000 common warrants issued in 2024 of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these common warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating (expense) income, net in the Company’s consolidated statements of operations for the three months ended March 31, 2025.

The Company estimates the fair value of the liability classified common warrants as of the date of issuance and at the end of every reporting period using a Black-Scholes option pricing model, which requires it to make assumptions regarding future stock price volatility and dividend yield. The Company estimates the risk-free interest rate based on the United States Treasury zero-coupon yield curve for the remaining life of the common warrants. The Company uses its own historical stock price volatility, over the remaining life of the common warrants. The Company does not pay dividends and does not expect to pay dividends in the foreseeable future.

The estimated fair values of the common warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of March 31, 2026	As of December 31, 2025
Estimated fair value of common warrants per share	$0.02 - $0.86	$0.01 - $0.77
Assumptions:
Risk-free interest rate	3.7% - 3.8%	3.4% - 3.6%
Expected volatility	113.6% - 114.5%	103.8% - 114.3%
Expected term to liquidation (in years)	1.4 - 3.2	1.6 - 3.5

As of March 31, 2026, and 2025, the Company had no other financial instruments measured at fair value.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of March 31, 2026	As of December 31, 2025
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	2,458	2,458
Office furniture and equipment	5 - 10	15,091	15,091
Computer equipment and software	3 - 5	4,892	4,737
Assets in progress	N/A	42	155
Total property, plant, and equipment		23,383	23,341
Less accumulated depreciation and amortization		(17,741)	(17,041)
Total		$5,642	$6,300

Depreciation and amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Depreciation and amortization expense	$715	$1,152

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change to the Company’s goodwill during the three months ended March 31, 2026.

Goodwill activity is as follows for the three months ended March 31, 2025:

In Thousands	Goodwill
Balance as of December 31, 2024	$253,466
Goodwill impairment	(20,950)
Balance as of March 31, 2025	$232,516

During the first quarter of 2025, the Company experienced a triggering event and assessed its goodwill for impairment. The Company considered the decline in its stock price since its last assessment of goodwill and concluded it was more likely than not that its goodwill would be impaired. The Company then performed a quantitative analysis and concluded that its goodwill was impaired. Management makes critical assumptions and estimates in completing impairment assessments of goodwill. The Company utilized the discounted cash flow method to calculate the fair value of the reporting unit. The Company’s future cash flow projections include assumptions on variables such as future royalties and operating margins, economic conditions, probability of success, market competition, inflation, and discount rates. In addition, the Company compares the fair value of the reporting unit to the Company’s overall market capitalization. The Company utilized its most recent cash flow projections in combination with the Company’s stock price as of March 31, 2025, to calculate the fair value of the reporting unit using a long-term growth rate of 3 percent and a discount rate of 47 percent, which are Level 3 fair value measurements. The Company determined its goodwill was impaired by $21.0 million, which is recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025.

The Company’s gross amount of goodwill prior to accumulated impairment losses as of March 31, 2026, and 2025, was $585.3 million. The Company’s accumulated goodwill impairment loss as of March 31, 2026, and 2025, was $352.8 million.

A triggering event that could indicate impairment and necessitate an evaluation of goodwill includes, but is not limited to, macroeconomic conditions, industry and market considerations, increases in Cibus’ costs, commercial performance relative to strategic initiatives, adverse regulatory developments, or the decline in Cibus’ market capitalization.

To the extent a triggering event occurs and Cibus concludes that goodwill has become further impaired, Cibus may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on the Company’s future operating results and financial position.

Intangible Assets

Intangible assets as of March 31, 2026, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(2,005)	$12,143
Trade name	22,230	(3,149)	19,081
Total	$36,378	$(5,154)	$31,224

Intangible assets as of December 31, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(1,828)	$12,320
Trade name	22,230	(2,871)	19,359
Total	$36,378	$(4,699)	$31,679

Total amortization expense is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Amortization expense	$455	$455

As of March 31, 2026, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2026	$1,364
2027	1,819
2028	1,819
2029	1,819
2030	1,819
2031	1,819
Thereafter	20,765
Total future amortization expense	$31,224

5. STOCKHOLDERS’ EQUITY

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

Warrant transactions for the three months ended March 31, 2026, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2025	400,000	$0.0001	10,496,523	$3.58
Issued	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2026	400,000	$0.0001	10,496,523	$3.58
Exercisable as of March 31, 2026	400,000	$0.0001	10,496,523	$3.58

January 2026 SEC-Registered Public Offering

In the January 2026 Follow-On Offering, the Company issued 14,836,664 shares of its Class A Common Stock including 333,333 shares issued to Mr. Riggs. The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

March 2026 SEC-Registered Public Offering

In the March 2026 Follow-On Offering, the Company issued 6,976,744 shares of its Class A Common Stock. The offering price for each share of Class A Common Stock was $2.15. The Company received net proceeds related to the March 2026 Follow-On Offering of approximately $13.6 million after deducting approximately $1.4 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

Class A Common Stock

Shares of Class A Common Stock have full voting and economic rights. Unvested shares of Class A Restricted Stock, which were issued as equity compensation to certain of the Company’s employees and executive officers, carry all voting, dividend, distribution, and other rights as apply to shares of Class A Common Stock generally, except that (i) shares of Class A Restricted Stock are subject to transfer restrictions and (ii) dividends and distributions are held by the Company until vesting of the underlying shares of Class A Restricted Stock and remain subject to the same forfeiture provisions as such shares.

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

Class B Common Stock

Shares of Class B Common Stock have full voting rights. Shares of Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global. No shares of Class B Common Stock were outstanding as of March 31, 2026.

Cibus Global Common Units

The Company’s exchange agreement set forth the terms and conditions upon which holders of Up-C Units, comprising an equal number of shares of Class B Common Stock and Cibus Global Common Units, could exchange such Up-C Units for shares of Class A Common Stock. The Up-C Units were generally exchangeable for shares of Class A Common Stock on a one-for-one basis, subject to certain restrictions. The holders of Up-C Units’ ownership of Common Units represented the noncontrolling interest.

Up-C Unit exchanges during the three months ended March 31, 2026, and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Up-C Units exchanged by holders for Class A Common Stock	—	8,556

As of March 31, 2026, there were 76,283,095 Cibus Global Common Units outstanding. Of the 76,283,095 Cibus Global Common Units outstanding, all are held by Cibus, Inc. as there are no remaining holders of Up-C Units.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, the Company has not issued any preferred stock.

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

As of March 31, 2026, 2,951,224 shares were available for grant in the form of stock options, restricted stock, RSUs, and PSUs under the 2017 Plan. In March 2026, the Board authorized an additional 4,080,827 shares for issuance pursuant to the 2017 Plan, which shares may be issued pursuant to the 2017 Plan upon registration with the SEC. Stock-based awards currently outstanding also include awards granted under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average fair value of stock options granted	$1.84	$1.83
Assumptions:
Risk-free interest rate	3.6%	4.1%
Expected volatility	109.7%	106.2% - 106.6%
Expected term (in years)	5.0	6.0

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2025	382,808	$99.71	1,358,797	$30.25
Granted	—	—	81,141	2.30
Vested	151,130	2.60	—	—
Exercised	—	—	—	—
Expired	(5,305)	352.41	(5,305)	352.41
Forfeited	—	—	—	—
Balance as of March 31, 2026	528,633	$69.41	1,434,633	$27.48

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Stock-based compensation expense	$455	$232

As of March 31, 2026, options outstanding had a $0.1 million aggregate intrinsic value and a weighted average remaining contractual term of 8.2 years. As of March 31, 2026, options exercisable had no aggregate intrinsic value and a weighted average remaining contractual term of 7.0 years.
As of March 31, 2026, unrecognized compensation expense related to non-vested stock options was $1.5 million which has a weighted average remaining recognition period of 2.2 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally two months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	85,185	$31.50
Granted	—	—
Vested	(21,235)	31.50
Forfeited	(1,309)	31.50
Unvested balance as of March 31, 2026	62,641	$31.50

The total fair value of RSAs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Fair value of shares vested	$54	$131

There were no RSAs granted during the three months ended March 31, 2026, or 2025.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Stock-based compensation expense	$619	$1,840

As of March 31, 2026, unrecognized compensation expense related to RSAs was $1.8 million which has a weighted average remaining recognition period of 0.9 years.
Restricted Stock Units

The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,359,207	$3.73
Granted	—	—
Vested	(155,296)	5.01
Forfeited	(32,647)	2.75
Unvested balance as of March 31, 2026	1,171,264	$3.59

The total fair value of RSUs that vested is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Fair value of shares vested	$400	$34

There were no RSUs granted during the three months ended March 31, 2026, and the weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025, was $2.53.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Stock-based compensation expense	$497	$427

As of March 31, 2026, unrecognized compensation expense related to RSUs was $3.3 million which has a weighted average remaining recognition period of 2.6 years.

Certain consolidated statement of operations amounts were as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Stock-based compensation expense:
Research and development	$528	$968
Selling, general, and administrative	1,043	1,531
Total	$1,571	$2,499

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three months ended March 31, 2026. No current income tax provision has been recorded for United States operations for the three months ended March 31, 2026, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the liability associated with the

Company’s Tax Receivables Agreement (TRA), dated May 31, 2023, is not probable and therefore no TRA liability has been recorded as of March 31, 2026.

As of March 31, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2025.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease right-of-use (ROU) asset is included in other non-current assets in the condensed consolidated balance sheets.

The components of lease expense were as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Finance lease costs	$27	$30
Operating lease costs	1,220	1,527
Variable lease costs	771	1,008
Total	$2,018	$2,565
Operating lease costs for short-term leases was not material for the three months ended March 31, 2026, or 2025.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$1,264	$495

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2026		As of December 31, 2025
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	8.9	0.4	9.1	0.7
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%
As of March 31, 2026, future minimum payments under operating leases were as follows:

In Thousands	Operating
Remainder of 2026	$3,781
2027	5,045
2028	5,081
2029	4,905
2030	5,004
Thereafter	20,312
44,128
Less: interest	(12,288)
Total	$31,840
Current portion	$2,764
Noncurrent portion	$29,076

Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company is not a party to any material pending legal proceedings as of March 31, 2026.

9. ROYALTY LIABILITY - RELATED PARTIES

As of March 31, 2026, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2025, the Royalty Liability reflected an effective yield of 16.5 percent.

The following table summarizes the Royalty Liability activity for the three months ended March 31, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$234,923	$199,442
Interest expense recognized	9,121	8,377
Balance as of March 31,	$244,044	$207,819

10. SUPPLEMENTAL INFORMATION

Supplemental consolidated statement of cash flows information is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Interest paid	$11	$19
Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Property, plant, and equipment acquired through assuming liabilities	$—	$27
Unpaid stock offering costs included in accounts payable	$217	$—
Unpaid stock offering costs included in accrued expenses	$204	$—
Class A common stock warrants reclassification from liability to stockholders’ equity	$—	$1,589

11. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is partially funding and/or supporting a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of March 31, 2026, the Company had $0.4 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended March 31,
In Thousands	2026	2025
Collaboration agreement revenue recognized	$1,436	$869

As of March 31, 2026, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $8.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read together with its condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q and with its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 17, 2026 (Annual Report), including the Consolidated Financial Statements and Notes incorporated therein.

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

In the near term, Cibus’ priority pipeline program centers on Rice herbicide tolerance (HT) traits and sustainable ingredients opportunities. The Company also retains the rights to the remainder of its productivity trait portfolio and will opportunistically pursue partner-funded projects in such traits.

Cibus has experienced continued momentum across its priority programs during the first quarter of 2026. The Company continues to work with its global seed company partners to change the scale and speed of breeding. Cibus’ Rice HT program is advancing on multiple fronts, including meaningful progress toward commercialization with the Company’s Latin American seed partners. With respect to Cibus’ Rice HT program, the Company continues a targeted initial launch in Latin America beginning in 2027, with expansion planned into the United States in 2029. The decision to delay the United States target launch date from the previous 2028 target relates to aspects of the registration process for the Rice herbicide of Cibus’ chemistry partner, Albaugh, which are behind initial timing estimates.

With respect to Cibus’ sustainable ingredients program, Cibus executed an amendment to its current contract with its sustainable ingredients partner, which enables additional partner-funded research and development (R&D) activities.

Positive regulatory momentum continued during the first quarter of 2026. In April, the Council of the European Union confirmed the agreed legislative text regulating New Genomic Techniques (NGTs) with that text now before the European Parliament for a plenary vote planned for an upcoming session.

The Company has incurred net losses since its inception. As of March 31, 2026, the Company had an accumulated deficit of $879.5 million. The Company’s net loss was $21.2 million for the three months ended March 31, 2026. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025
A summary of the Company’s results of operations for the three months ended March 31, 2026, and 2025 follows:

	Three Months Ended March 31,
In Thousands, except per share and percentage values	2026	2025	$ Change	% Change
Revenue	$1,681	$1,034	$647	63%
Research and development	8,717	11,799	(3,082)	(26)%
Selling, general, and administrative	5,084	9,856	(4,772)	(48)%
Goodwill impairment	—	20,950	(20,950)	(100)%
Loss from operations	(12,120)	(41,571)	29,451	71%
Royalty liability interest expense - related parties	(9,121)	(8,377)	(744)	(9)%
Other interest income, net	28	119	(91)	(76)%
Non-operating (expense) income, net	(2)	439	(441)	(100)%
Loss before income taxes	(21,215)	(49,390)	28,175	57%
Income tax expense	(7)	(2)	(5)	(250)%
Net loss	$(21,222)	$(49,392)	$28,170	57%
Net loss attributable to noncontrolling interest	—	(2,506)	2,506	100%
Net loss attributable to Cibus, Inc. stockholders	$(21,222)	$(46,886)	$25,664	55%
Basic and diluted net loss per share of Class A common stock	$(0.33)	$(1.34)	$1.01	75%
Revenue

Revenue was $1.7 million in the first quarter of 2026, an increase of $0.6 million from the first quarter of 2025. The increase was driven by amounts earned from collaboration agreements related to contract research for Sustainable Ingredients.

Research and Development Expense

R&D expense was $8.7 million in the first quarter of 2026, a decrease of $3.1 million from the first quarter of 2025. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

Selling, general, and administrative (SG&A) expense was $5.1 million in the first quarter of 2026, a decrease of $4.8 million from the first quarter of 2025. The decrease was primarily due to a $3.0 million litigation expense in the first quarter of 2025 as well as cost reduction initiatives.

Goodwill Impairment

There was no goodwill impairment in the first quarter of 2026, a decrease of $21.0 million from the first quarter of 2025. The decrease was due to the impairment of goodwill resulting from fair value assessments, based on the decline of the Company’s stock price, performed in the first quarter of 2025.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $9.1 million in the first quarter of 2026, an increase of $0.7 million from the first quarter of 2025. The increase is driven by the recognition of interest expense on the accumulating Royalty Liability balance.

Other Interest Income, net

Other interest income, net was nominal in the first quarter of 2026, a decrease of $0.1 million from the first quarter of 2025. The decrease was driven by lower cash balances.

Non-Operating (Expense) Income, net

Non-operating (expense) income, net was nominal in the first quarter of 2026, a decrease of $0.4 million in income from the first quarter of 2025. The decrease in income was driven by the fair value adjustment of liability classified common warrants..

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest in the first quarter of 2026, a decrease in net loss attributable to noncontrolling interest of $2.5 million from 2025. The decrease in net loss attributable to noncontrolling interest is a result of all Up-C Units being exchanged in 2025, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

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

As of March 31, 2026, the Company had $30.3 million of cash and cash equivalents. Current liabilities were $13.9 million as of March 31, 2026. The Company incurred a net loss of $21.2 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $879.5 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Net loss	$(21,222)	$(49,392)	$28,170	57%
Royalty liability interest expense - related parties	9,121	8,377	744	9%
Goodwill impairment	—	20,950	(20,950)	(100)%
Depreciation and amortization	1,197	1,634	(437)	(27)%
Stock-based compensation	1,571	2,499	(928)	(37)%
Loss on disposal of assets, net	4	80	(76)	(95)%
Change in fair value of liability classified Class A common stock warrants	10	(462)	472	102%
Other	(4)	21	(25)	(119)%
Changes in operating assets and liabilities	(2,163)	4,466	(6,629)	(148)%
Net cash used in operating activities	$(11,486)	$(11,827)	$341	3%

Net cash used in operating activities was $11.5 million in the first three months of 2026, a decrease in cash used of $0.3 million from the first three months of 2025. The decrease in cash used is driven by a $3.9 million decrease in net loss, primarily related to an increase of $0.6 million in revenue and cost reduction initiatives including decreases of $1.1 million in professional fees, $1.0 million in personnel and travel related expenses, $0.9 million in facilities and other office expenses, and $0.3 million in lab supplies. The improved net loss is offset by a decrease of $3.6 million from the changes in operating assets and liabilities. The decrease is due to $1.3 million higher accounts receivable, $1.9 million lower accounts payable and accrued expenses, $0.7 million lower right-of-use assets and liabilities due to the end of Nancy Ridge rent abatement, and $0.3 million lower prepaid expenses.

Cash Flows from Investing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from sales of property, plant, and equipment	$43	$—	$43	NM
Purchases of property, plant, and equipment	(115)	(291)	176	60%
Net cash used in investing activities	$(72)	$(291)	$219	75%
NM – not meaningful

Net cash used in investing activities was $0.1 million in the first three months of 2026, a decrease of $0.2 million from the first three months of 2025. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.

Cash Flows from Financing Activities

	Three Months Ended March 31,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from issuances of securities	$37,255	$22,599	$14,656	65%
Costs incurred related to issuances of securities	(4,950)	(1,169)	(3,781)	(323)%
Payment of taxes related to restricted stock units withheld from employees	(80)	(13)	(67)	(515)%
Repayments of notes payable	(261)	(148)	(113)	(76)%
Net cash provided by financing activities	$31,964	$21,269	$10,695	50%

Net cash provided by financing activities was $32.0 million in the first three months of 2026, an increase of $10.7 million from the first three months of 2025. The increase was primarily due to an increase of $10.9 million of net proceeds from additional capital raised in 2026.

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

March 2026 SEC-Registered Public Offering

In March 2026, the Company issued 6,976,744 shares of its Class A Common Stock (March 2026 Follow-On Offering). The offering price for each share of Class A Common Stock was $2.15. The Company received net proceeds related to the March 2026 Follow-On Offering of approximately $13.6 million after deducting approximately $1.4 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

Operating Capital Requirements

The Company has incurred losses since its inception. The Company’s net loss was $21.2 million and cash used in operating activities was $11.5 million for the three months ended March 31, 2026.

As of March 31, 2026, the Company had $30.3 million of cash and cash equivalents. Current liabilities were $13.9 million as of March 31, 2026.

On March 12, 2026, in furtherance of the Company’s Board-approved streamlining efforts and in addition to actions taken by the Company in prior years, the Company conducted an additional reduction in workforce of 15 full-time employees, effective as of March 13, 2026. The Company incurred approximately $0.4 million of one-time cash expense in the first quarter of 2026, of which approximately $0.3 million was related to accrued vacation and paid in the first quarter of 2026 and approximately $0.1 million was related to one-time severance expense and will be paid in the second quarter of 2026. In addition, the Company incurred one-time non-cash stock compensation expense of approximately $0.1 million related to accelerated stock awards in the first quarter of 2026, and it will additionally incur approximately $0.1 million in the second quarter of 2026. These expenses were, or will be, recorded within operating expenses in the accompanying condensed consolidated statements of operations. The Company will incur and pay approximately $0.1 million of one-time cash expense related to shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units in the second quarter of 2026, which will be recorded within class A common stock in treasury, at cost in the accompanying condensed consolidated balance sheets.

In light of these streamlining cost reduction actions, the Company anticipates reducing its annual net cash usage to approximately $30.0 million or less during the course of 2026. The Company anticipates that such efforts will contribute toward improved cash flow and financial stability. The Company is in the process of completing the consolidation of its core operations to San Diego, CA while prioritizing resources toward advancing its Rice programs and completing ongoing non-Rice activities that are not partner-funded, while deferring initiation of new non-partner-funded activities outside of Rice, such as field testing.

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. Over the longer term and until the Company can generate cash flows sufficient to support its operating capital requirements, it expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings (which may include a future at-the-market financing facility or other continuous offering facility), or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all. Cibus' Board of Directors continues to evaluate a full range of strategic alternatives to maximize shareholder value.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (which may include a future at-the-market financing facility or other continuous offering facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of March 31, 2026, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this Quarterly Report on Form 10-Q and without giving effect to potential financing transactions Cibus may pursue, Cibus expects that its existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into late in the first quarter of 2027. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the public or private capital markets.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms in the near term, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report. Any of these events could impact the Company’s business, financial condition, and prospects.

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

The Company is not a party to any material pending legal proceedings as of March 31, 2026.

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

As of March 31, 2026, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is not a party to any material pending legal proceedings as of March 31, 2026. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, 32,696 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 6. Exhibits.
(a)Index of Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL (contained in Exhibit 101)

_______________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2026.

CIBUS, INC.

By:	/s/ Peter Beetham
Name:	Peter Beetham
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)