Form 10-Q
period 2026-06-30
Cibus, Inc.
filed 2026-08-13
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026;
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

As of August 7, 2026, there were 76,428,964 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) outstanding (excluding 34,126 restricted shares of Class A Common Stock, which remain subject to vesting), and no shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

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

The Company has made these forward-looking statements in reliance on the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, level of activity, performance or achievements. In some cases, you can identify these statements by forward-looking words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “predicts,” “projects,” “scheduled,” “should,” “targets,” “will,” “would,” or the negative of these terms and other similar terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include statements about the Company’s future financial performance, including its liquidity and capital resources, cost saving initiatives and their impact on annual cash burn rates, cash runway, and its ability to continue as a going concern; the advancement, timing and progress of the Company’s platform development and trait development in crop platforms; the ability to obtain partner funding to support its non-Rice productivity trait portfolio; the anticipated timing for the presentation of data related to trait development and other operational activities; the timeframes for transferring traits in customers’ elite germplasm; the ability to implement commercial agreements with potential customers, the timeframe for commercialization of germplasm with the Company’s traits by seed company customers and the integration of Cibus technology into customer pipelines; the timing for, and degree of, adoption by farmers of germplasm with the Company’s traits following commercialization; the capacity of the Company’s productivity traits to deliver competitive yield improvements; the ability of gene editing to address climate change at scale; the timing and nature of regulatory developments relating to gene editing; the market opportunity for the Company’s plant traits, including the number of addressable acres, and the trait fees that the Company expects to receive; and the Company’s ability to enter into and maintain significant collaborations and commercial relationships. These and other forward-looking statements are predictions and projections about future events and trends based on the Company’s current expectations, objectives, and intentions and are premised on current assumptions. The Company’s actual results, level of activity, performance, or achievements could be materially different than those expressed, implied, or anticipated by forward-looking statements due to a variety of factors, including, but not limited to: the Company’s need for additional near-term funding to finance its activities and challenges in obtaining additional capital on acceptable terms, or at all; changes in expected or existing competition; challenges to the Company’s intellectual property protection and unexpected costs associated with defending intellectual property rights; increased or unanticipated time and resources required for the Company’s development efforts for its priority opportunities in Rice and biofragrance products and sustainable ingredients; the Company’s reliance on third parties in connection with its development activities and for commercialization; challenges associated with the Company’s ability to effectively license its productivity traits and sustainable ingredient products; the risk that farmers do not recognize the value in germplasm containing the Company’s traits or that farmers and processors fail to work effectively with crops containing the Company’s traits; delays or disruptions in the Company’s platform or trait product development efforts; the inability to identify partners to fund the Company’s non-Rice productivity trait portfolio; challenges that arise in respect of the Company’s production of high-quality plants and seeds cost effectively on a large scale; the Company’s dependence on distributions from Cibus Global to pay taxes and cover its corporate and overhead expenses; regulatory developments that disfavor or impose significant burdens on gene editing processes or products; delays and uncertainties regarding regulatory developments in the European Union; the Company’s ability to achieve commercial success or to effectively negotiate commercial agreements; commodity prices and other market risks facing the agricultural sector; technological developments that could render the Company’s technologies obsolete; impacts of the Company’s headcount reductions and other cost reduction measures, which may include operational and strategic challenges, and the potential for additional cost reduction measures; changes in macroeconomic and market conditions, including inflation, supply chain constraints, and rising interest rates, and economic volatility and uncertainty arising from dynamic trade policies, including tariffs and retaliatory tariffs, and market reactions to such policies; dislocations in the capital markets and challenges in accessing liquidity and the impact of such liquidity challenges on the Company’s ability to execute on its business plan; the Company’s assessment of the period of time through which its financial resources will be adequate to support operations; and the risks and uncertainties described in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 17, 2026, or as they may be updated or supplemented from time-to-time in the Company’s subsequent reports on Forms 10-Q and 8-K filed with the SEC. The foregoing factors should be considered an integral part of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Investors are cautioned not to place undue reliance on any forward-looking statements.

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

Market Data

This Quarterly Report on Form 10-Q contains market data and industry statistics and forecasts that are based on independent industry publications, other publicly available information, and the Company’s internal sources and estimates (including, its knowledge of, and experience to date in, the potential markets for its products). Although the Company believes that third party sources are reliable, it does not guarantee the accuracy or completeness of the information extracted from these sources, and the Company has not independently verified such information. Similarly, while the Company believes its management estimates to be reasonable, they have not been verified by any independent sources. The market and industry data and estimates presented in this Quarterly Report on Form 10-Q involve risks and uncertainties and are subject to change based on various factors, including those discussed in the section entitled “Item 1A. Risk Factors” in the Annual Report and other subsequent reports on Forms 10-Q and 8-K filed with the SEC. Forecasts and other forward-looking estimates about the Company’s industry or performance within its industry are subject to the risks and uncertainties regarding forward-looking statements described under the caption “Cautionary Note Regarding Forward-Looking Statements.” Accordingly, results could differ materially from those expressed in the estimates made by the independent parties and by the Company, and investors should not place undue reliance on this information.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,429	$9,923
Accounts receivable	838	503
Prepaid expenses and other current assets	2,189	1,643
Total current assets	23,456	12,069
Property, plant, and equipment, net	4,919	6,300
Operating lease right-of-use assets	21,015	21,557
Intangible assets, net	30,770	31,679
Goodwill	232,516	232,516
Other non-current assets	771	926
Total assets	$313,447	$305,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,612	$8,070
Accrued expenses	1,893	1,946
Accrued compensation	2,606	3,061
Deferred revenue	627	536
Current portion of notes payable	812	435
Current portion of operating lease obligations	2,859	2,731
Class A common stock warrants	38	79
Total current liabilities	14,447	16,858
Notes payable, net of current portion	53	93
Operating lease obligations, net of current portion	29,018	29,783
Royalty liability - related parties	253,519	234,923
Other non-current liabilities	1,608	1,561
Total liabilities	298,645	283,218
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 76,712,407 shares issued and 76,423,033 shares outstanding as of June 30, 2026, and 54,604,232 shares issued and 54,325,852 shares outstanding as of December 31, 2025	13	11
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	918,639	882,171
Class A common stock in treasury, at cost; 249,317 shares as of June 30, 2026, and 193,195 shares as of December 31, 2025	(2,256)	(2,141)
Accumulated deficit	(901,618)	(858,251)
Accumulated other comprehensive income	24	39
Total stockholders’ equity	14,802	21,829
Total liabilities and stockholders’ equity	$313,447	$305,047

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue	$994	$933	$2,675	$1,967
Total revenue	994	933	2,675	1,967
Operating expenses:
Research and development	8,506	12,228	17,223	24,027
Selling, general, and administrative	5,413	6,651	10,497	16,507
Goodwill impairment	—	—	—	20,950
Total operating expenses	13,919	18,879	27,720	61,484
Loss from operations	(12,925)	(17,946)	(25,045)	(59,517)
Royalty liability interest expense - related parties	(9,475)	(8,668)	(18,596)	(17,045)
Other interest income, net	111	106	139	225
Non-operating income (expense), net	150	(23)	148	416
Loss before income taxes	(22,139)	(26,531)	(43,354)	(75,921)
Income tax expense	(6)	(27)	(13)	(29)
Net loss	$(22,145)	$(26,558)	$(43,367)	$(75,950)
Net loss attributable to noncontrolling interest	—	(1,186)	—	(3,692)
Net loss attributable to Cibus, Inc. stockholders	$(22,145)	$(25,372)	$(43,367)	$(72,258)
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.61)	$(0.61)	$(1.88)
Weighted average shares of Class A common stock outstanding – basic and diluted	76,755,936	41,618,893	71,011,006	38,353,931

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(22,145)	$(26,558)	$(43,367)	$(75,950)
Foreign currency translation adjustments	(1)	16	(15)	29
Comprehensive loss	(22,146)	(26,542)	(43,382)	(75,921)
Comprehensive loss attributable to noncontrolling interest	—	(1,186)	—	(3,691)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(22,146)	$(25,356)	$(43,382)	$(72,230)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at March 31, 2026	76,283,095	$13	—	$—	$917,136	$(2,221)	$(879,473)	$25	$35,480
Net loss	—	—	—	—	—	—	(22,145)	—	(22,145)
Stock-based compensation	—	—	—	—	1,484	—	—	—	1,484
Issuance of common stock upon vesting of restricted stock awards and units	160,305	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	3,059	—	—	—	—	—	—	—	—
Issuance of common stock in registered offering, net	—	—	—	—	19	—	—	—	19
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(23,426)	—	—	—	—	(35)	—	—	(35)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2026	76,423,033	$13	—	$—	$918,639	$(2,256)	$(901,618)	$24	$14,802

	Class A Common Stock		Class B Common Stock
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at March 31, 2025	32,657,738	$9	1,712,373	$—	$850,302	$(2,012)	$(778,052)	$27	$70,274	$3,683	$73,957
Net loss	—	—	—	—	—	—	(25,372)	—	(25,372)	(1,186)	(26,558)
Stock-based compensation	—	—	—	—	1,978	—	—	—	1,978	—	1,978
Issuance of common stock upon vesting of restricted stock awards and units	66,377	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	15,714,285	2	—	—	24,954	—	—	—	24,956	—	24,956
Issuance of common stock upon exercise of pre-funded warrants	4,050,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders’ equity	—	—	—	—	153	—	—	—	153	—	153
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(7,987)	—	—	—	—	(26)	—	—	(26)	—	(26)
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	—	—	—	144	—	—	—	144	(144)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	16	16	—	16
Balance at June 30, 2025	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Cibus, Inc. Stockholders’ Equity
Balance at December 31, 2025	54,325,852	$11	—	$—	$882,171	$(2,141)	$(858,251)	$39	$21,829
Net loss	—	—	—	—	—	—	(43,367)	—	(43,367)
Stock-based compensation	—	—	—	—	3,055	—	—	—	3,055
Issuance of common stock upon vesting of restricted stock awards and units	336,836	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	3,059	—	—	—	—	—	—	—	—
Issuance of common stock in registered offering, net	21,813,408	2	—	—	33,413	—	—	—	33,415
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(56,122)	—	—	—	—	(115)	—	—	(115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2026	76,423,033	$13	—	$—	$918,639	$(2,256)	$(901,618)	$24	$14,802

		Class A Common Stock		Class B Common Stock
Six Months Ended June 30, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(72,258)	—	(72,258)	(3,692)	(75,950)
Stock-based compensation	—	—	—	—	—	4,477	—	—	—	4,477	—	4,477
Issuance of common stock upon vesting of restricted stock awards and units	—	141,899	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	20,054,285	2	—	—	46,384	—	—	—	46,386	—	46,386
Issuance of common stock upon exercise of pre-funded warrants	—	4,350,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders’ equity	—	—	—	—	—	1,742	—	—	—	1,742	—	1,742
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(13,350)	—	—	—	—	(39)	—	—	(39)	—	(39)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	8,556	—	(8,556)	—	(370)	—	—	—	(370)	370	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	28	28	1	29
Balance at June 30, 2025	$—	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(43,367)	$(75,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	18,596	17,045
Goodwill impairment	—	20,950
Depreciation and amortization	2,359	3,209
Stock-based compensation	3,055	4,477
Loss on disposal of assets, net	4	80
Change in fair value of liability classified Class A common stock warrants	(41)	(455)
Other	(2)	49
Changes in operating assets and liabilities:
Accounts receivable	(335)	88
Prepaid expenses and other current assets	149	(44)
Accounts payable	(907)	82
Accrued expenses	(86)	3,998
Accrued compensation	(463)	(213)
Deferred revenue	88	(17)
Right-of-use assets and lease obligations, net	(95)	1,141
Other assets and liabilities, net	151	129
Net cash used in operating activities	(20,894)	(25,431)
Investing activities
Proceeds from sales of property, plant, and equipment	43	—
Purchases of property, plant, and equipment	(73)	(384)
Net cash used in investing activities	(30)	(384)
Financing activities
Proceeds from issuances of securities	37,260	50,100
Costs paid related to issuances of securities	(5,357)	(1,951)
Payment of taxes related to restricted stock units withheld from employees	(115)	(39)
Repayments of notes payable	(352)	(279)
Net cash provided by financing activities	31,436	47,831
Effect of exchange rate changes on cash and cash equivalents	(6)	14
Net increase in cash and cash equivalents	10,506	22,030
Cash and cash equivalents – beginning of period	9,923	14,433
Cash and cash equivalents – end of period	$20,429	$36,463

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

Going Concern

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. The Company’s net loss was $43.4 million and cash used in operating activities was $20.9 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had $20.4 million of cash and cash equivalents and $14.4 million of current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Cibus has taken a series of cost cutting initiatives designed to streamline its cost structure, however, Cibus will need to raise additional capital to support its business plans and successful execution of these plans is not within the Company’s control. Cibus expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings (including through the continued availability of the ATM Facility, as defined in Note 5, or another continuous offering facility), or (v) a combination of the foregoing.

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. The Company recognized $0.3 million in contract assets as of June 30, 2026. There was $0.2 million in contract assets as of December 31, 2025, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

The following table represents the deferred revenue activity for the three months ended June 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of March 31,	$449	$863
Unearned revenue from cash received during the period	180	112
Revenue recognized that was included in the balance at the beginning of the period	(2)	(57)
Balance as of June 30,	$627	$918

The following table represents the deferred revenue activity for the six months ended June 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$536	$932
Unearned revenue from cash received during the period	624	914
Revenue recognized that was included in the balance at the beginning of the period	(533)	(928)
Balance as of June 30,	$627	$918

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

See Note 5 for a detailed discussion of the pre-funded warrants issued in January 2025 and subsequent exercises. Outstanding pre-funded warrants are considered equity instruments and are reported in stockholders’ equity in the Company’s consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the pre-funded warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands, Except Share and Per Share Amounts	2026	2025	2026	2025
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(22,145)	$(25,372)	$(43,367)	$(72,258)
Denominator:
Weighted average shares of Class A common stock outstanding	76,355,936	38,148,014	70,611,006	34,879,069
Effect of pre-funded warrants	400,000	3,470,879	400,000	3,474,862
Weighted average shares of Class A common stock outstanding – basic and diluted	76,755,936	41,618,893	71,011,006	38,353,931
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.61)	$(0.61)	$(1.88)

The Company’s potential dilutive securities, which include common stock warrants, unvested restricted stock units, unvested restricted stock awards, and options to purchase Class A Common Stock, have been excluded from the computation of diluted net loss per share of Class A Common Stock as the effect would be antidilutive. Therefore, the weighted average number of shares of Class A Common Stock outstanding used to calculate both basic and diluted net loss per share of Class A Common Stock is the same.

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of June 30,
	2026	2025
Stock options outstanding	3,805,072	1,309,968
Unvested restricted stock units	2,829,817	1,108,895
Unvested restricted stock awards	40,057	153,490
Common warrants	10,496,523	10,496,523
Total	17,171,469	13,068,876

Segment Reporting

Cibus has one operating and reportable segment. The Chief Operating Decision Maker (CODM) is the Chief Executive Officer who manages business activities, assesses performance, and allocates resources on a consolidated basis. For the three and six months ended June 30, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing research and development (R&D) services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

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

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Revenue	$994	$933	$2,675	$1,967
Less:
Personnel expenses	5,224	6,787	11,012	13,548
Professional fees	2,000	2,708	3,324	8,131
Stock-based compensation	1,484	1,978	3,055	4,477
Goodwill impairment	—	—	—	20,950
Other segment expenses (1)	5,211	7,406	10,329	14,378
Total operating expenses	13,919	18,879	27,720	61,484
Loss from operations	(12,925)	(17,946)	(25,045)	(59,517)
Royalty liability interest expense - related parties	(9,475)	(8,668)	(18,596)	(17,045)
Other interest income, net	111	106	139	225
Non-operating income (expense), net	150	(23)	148	416
Income tax expense	(6)	(27)	(13)	(29)
Total segment loss	$(22,145)	$(26,558)	$(43,367)	$(75,950)

_______________________________________
(1) Other segment expenses are primarily comprised of facilities and asset related expenses such as rent, asset depreciation and amortization, utilities, property taxes, and repairs and maintenance and also include insurance, dues and subscriptions, licenses, lab supplies, product development, and travel.

Recently Issued Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption. As of June 30, 2026, there were no changes in the Company's recently issued accounting pronouncements as disclosed in its Annual Report.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2026, and 2025.

Financial Instruments Required to be Carried at Fair Value

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026				December 31, 2025
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common warrants	$—	$—	$38	$38	$—	$—	$79	$79
Total	$—	$—	$38	$38	$—	$—	$79	$79

The following table summarizes the common warrants activity for the three months ended June 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of March 31,	$89	$217
Reclassified to stockholders’ equity	—	(153)
Change in fair value	(51)	7
Balance as of June 30,	$38	$71

The following table summarizes the common warrants activity for the six months ended June 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$79	$2,268
Reclassified to stockholders’ equity	—	(1,742)
Change in fair value	(41)	(455)
Balance as of June 30,	$38	$71

In January 2025, as a result of contractual amendments with certain holders of common warrants, the Company reclassified the fair value of 1,100,000 common warrants issued in 2024 of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these common warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income (expense), net in the Company’s consolidated statements of operations for the six months ended June 30, 2025.

Furthermore, as a result of the Company obtaining the requisite approval from its stockholders on May 22, 2025, with respect to those common warrants issued in 2024 held by Mr. Riggs, the Company reclassified the fair value of 98,040 common warrants issued in 2024 of $0.1 million from Class A common stock warrants liability to a component of stockholders’ equity within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these common warrants of $0.1 million between March 31, 2025, and May 23, 2025, is reflected in non-operating income (expense), net in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

The estimated fair values of the common warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of June 30, 2026	As of December 31, 2025
Estimated fair value of common warrants per share	$— - $0.38	$0.04 - $0.65
Assumptions:
Risk-free interest rate	4.0% - 4.1%	3.7%
Expected volatility	104.7% - 113.3%	113.2% - 114.7%
Expected term to liquidation (in years)	1.1 - 3.0	2.1 - 4.0

As of June 30, 2026, and 2025, the Company had no other financial instruments measured at fair value.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of June 30, 2026	As of December 31, 2025
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	2,458	2,458
Office furniture and equipment	5 - 10	15,091	15,091
Computer equipment and software	3 - 5	4,889	4,737
Assets in progress	N/A	—	155
Total property, plant, and equipment		23,338	23,341
Less accumulated depreciation and amortization		(18,419)	(17,041)
Total		$4,919	$6,300

Depreciation and amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Depreciation and amortization expense	$681	$1,093	$1,396	$2,245

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change to the Company’s goodwill during the six months ended June 30, 2026.

Goodwill activity is as follows for the six months ended June 30, 2025:

In Thousands	Goodwill
Balance as of December 31, 2024	$253,466
Goodwill impairment	(20,950)
Balance as of June 30, 2025	$232,516

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

The Company’s gross amount of goodwill prior to accumulated impairment losses as of June 30, 2026, and 2025, was $585.3 million. The Company’s accumulated goodwill impairment loss as of June 30, 2026, and 2025, was $352.8 million.

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

Intangible Assets

Intangible assets as of June 30, 2026, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(2,181)	$11,967
Trade name	22,230	(3,427)	18,803
Total	$36,378	$(5,608)	$30,770

Intangible assets as of December 31, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(1,828)	$12,320
Trade name	22,230	(2,871)	19,359
Total	$36,378	$(4,699)	$31,679

Total amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Amortization expense	$454	$454	$909	$909

As of June 30, 2026, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2026	$910
2027	1,819
2028	1,819
2029	1,819
2030	1,819
2031	1,819
Thereafter	20,765
Total future amortization expense	$30,770

5. STOCKHOLDERS’ EQUITY

Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 310,000,000 shares, consisting of (i) up to 300,000,000 shares of common stock, par value $0.0001 per share, divided into (A) up to 210,000,000 shares of Class A Common Stock and (B) up to 90,000,000 shares of Class B Common Stock and (ii) up to 10,000,000 shares of preferred stock, par value $0.0001 per share.

Warrant transactions for the six months ended June 30, 2026, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2025	400,000	$0.0001	10,496,523	$3.58
Issued	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2026	400,000	$0.0001	10,496,523	$3.58
Exercisable as of June 30, 2026	400,000	$0.0001	10,496,523	$3.58

January 2026 SEC-Registered Public Offering

In the January 2026 Follow-On Offering, the Company issued 14,836,664 shares of its Class A Common Stock, including 333,333 shares issued to Mr. Riggs. The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

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

ATM Facility

On May 15, 2026, the Company entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies, LLC (Jefferies). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Jefferies, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $50.0 million (ATM Facility). During the six months ended June 30, 2026, the Company issued 3,059 shares of Class A Common Stock under the ATM Facility. Due to commissions and other offering expenses payable by the Company related to the establishment of the ATM Facility, there were no net proceeds received in the six months ended June 30, 2026.

Class A Common Stock

Shares of Class A Common Stock have full voting and economic rights. Unvested shares of Class A Restricted Stock, as defined below, which were issued as equity compensation to certain of the Company’s employees and executive officers, carry all voting, dividend, distribution, and other rights as apply to shares of Class A Common Stock generally, except that (i) shares of Class A Restricted Stock are subject to transfer restrictions and (ii) dividends and distributions are held by the Company until vesting of the underlying shares of Class A Restricted Stock and remain subject to the same forfeiture provisions as such shares.

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

Class B Common Stock

Shares of Class B Common Stock have full voting rights. Shares of Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global. No shares of Class B Common Stock were outstanding as of June 30, 2026.

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

Up-C Unit exchanges during the three and six months ended June 30, 2026, and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Up-C Units exchanged by holders for Class A Common Stock	—	—	—	8,556

As of June 30, 2026, there were 76,423,033 Cibus Global Common Units outstanding. Of the 76,423,033 Cibus Global Common Units outstanding, all are held by Cibus, Inc. as there are no remaining holders of Up-C Units.

Preferred Stock

Pursuant to the second amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, the Company has not issued any preferred stock.

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

In December 2014, the Company adopted the Calyxt, Inc. Equity Incentive Plan (2014 Plan), which allowed for the grant of stock options, and in June 2017, it adopted the Calyxt, Inc. 2017 Omnibus Incentive Plan (2017 Plan), which allowed for the grant of stock options, restricted stock units (RSUs), performance stock units (PSUs), and other types of equity awards. The name of the 2017 Plan was amended to reflect the name change of the Company to Cibus, Inc.

As of June 30, 2026, 2,847,624 shares were available for grant in the form of stock options, Class A Restricted Stock, RSUs, and PSUs under the 2017 Plan. There are no longer any stock-based awards outstanding under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted average fair value of stock options granted	$1.18	$1.92
Assumptions:
Risk-free interest rate	3.6% - 4.3%	4.1%
Expected volatility	109.7% - 112.6%	106.2% - 110.5%
Expected term (in years)	5.0 - 6.3	5.5 - 6.0

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2025	382,808	$99.71	1,358,797	$30.25
Granted	—	—	2,535,785	1.40
Vested	540,560	2.44	—	—
Exercised	—	—	—	—
Expired	(57,740)	96.81	(57,740)	96.81
Forfeited	(31,770)	4.55	(31,770)	4.55
Balance as of June 30, 2026	833,858	$40.48	3,805,072	$10.23

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$375	$313	$830	$545

As of June 30, 2026, options outstanding had a $0.1 million aggregate intrinsic value and a weighted average remaining contractual term of 9.2 years. As of June 30, 2026, options exercisable had a nominal aggregate intrinsic value and a weighted average remaining contractual term of 7.8 years.
As of June 30, 2026, unrecognized compensation expense related to non-vested stock options was $4.0 million which has a weighted average remaining recognition period of 2.9 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally two months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	85,185	$31.50
Granted	—	—
Vested	(43,819)	31.50
Forfeited	(1,309)	31.50
Unvested balance as of June 30, 2026	40,057	$31.50

The total fair value of RSAs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Fair value of shares vested	$32	$85	$86	$216

There were no RSAs granted during the six months ended June 30, 2026, or 2025.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$574	$1,196	$1,193	$3,036

As of June 30, 2026, unrecognized compensation expense related to RSAs was $1.3 million which has a weighted average remaining recognition period of 0.6 years.
Restricted Stock Units

The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,359,207	$3.73
Granted	1,799,861	1.35
Vested	(293,017)	4.57
Forfeited	(36,234)	2.75
Unvested balance as of June 30, 2026	2,829,817	$2.15

The total fair value of RSUs that vested is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Fair value of shares vested	$199	$89	$599	$123

The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2026, was $1.35 per share. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025, was $2.57 per share.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$535	$469	$1,032	$896

As of June 30, 2026, unrecognized compensation expense related to RSUs was $5.3 million which has a weighted average remaining recognition period of 2.9 years.

Certain consolidated statement of operations amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense:
Research and development	$517	$653	$1,045	$1,621
Selling, general, and administrative	967	1,325	2,010	2,856
Total	$1,484	$1,978	$3,055	$4,477

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and six months ended June 30, 2026. No current income tax provision has been recorded for United States operations for the three and six months ended June 30, 2026, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the liability associated with the Company’s Tax Receivables Agreement (TRA), dated May 31, 2023, is not probable and therefore no TRA liability has been recorded as of June 30, 2026.

As of June 30, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2025.
8. LEASES, COMMITMENTS, AND CONTINGENCIES
Leases

The Company’s financing lease right-of-use (ROU) asset is included in other non-current assets in the condensed consolidated balance sheets.

In June 2026, the Company entered into a new lease for its warehouse facility which extended the lease term until November 30, 2031. The lease includes one option to extend the lease for five years that the Company is not reasonably certain to exercise at the lease commencement; therefore, the extension term is not recognized in the calculation of the lease liability.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Finance lease costs	$27	$30	$54	$60
Operating lease costs	1,215	2,120	2,435	3,647
Variable lease costs	609	912	1,380	1,920
Total	$1,851	$3,062	$3,869	$5,627
Operating lease costs for short-term leases was not material for the three and six months ended June 30, 2026, or 2025.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
In Thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$2,530	$2,509

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2026		As of December 31, 2025
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	8.6	0.2	9.1	0.7
Weighted average discount rate	7.5%	10.6%	7.5%	10.6%
As of June 30, 2026, future minimum payments under operating leases were as follows:

In Thousands	Operating
Remainder of 2026	$2,529
2027	5,211
2028	5,253
2029	5,082
2030	5,188
Thereafter	20,486
43,749
Less: interest	(11,872)
Total	$31,877
Current portion	$2,859
Noncurrent portion	$29,018
Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company is not a party to any material pending legal proceedings as of June 30, 2026.

9. ROYALTY LIABILITY - RELATED PARTIES

As of June 30, 2026, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2025, the Royalty Liability reflected an effective yield of 16.5 percent.

The following table summarizes the Royalty Liability activity for the six months ended June 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$234,923	$199,442
Interest expense recognized	18,596	17,045
Balance as of June 30,	$253,519	$216,487

10. SUPPLEMENTAL INFORMATION

Supplemental consolidated statement of cash flows information is as follows:

	Six Months Ended June 30,
In Thousands	2026	2025
Interest paid	$10	$40
Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Six Months Ended June 30,
In Thousands	2026	2025
Property, plant, and equipment acquired through assuming liabilities	$—	$15
Unpaid stock offering costs included in accounts payable	$—	$71
Unpaid stock offering costs included in accrued expenses	$—	$1,692
Class A common stock warrants reclassification from liability to stockholders’ equity	$—	$1,742
Purchase of insurance through vendor financing	$689	$723
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$720	$—

11. COLLABORATION AGREEMENT

Cibus and Procter & Gamble (P&G), a leading multi-national consumer product company, are parties to a collaboration agreement (P&G agreement) under which P&G is partially funding and/or supporting a multi-year program to develop low carbon ingredients or materials aimed at reducing impacts on the environment during production, use, or disposal. As of June 30, 2026, the Company had $0.6 million of deferred revenue from R&D activities under the P&G agreement. The Company has determined the P&G agreement should be accounted for under Topic 606.

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2026	2025	2026	2025
Collaboration agreement revenue recognized	$846	$745	$2,282	$1,614

As of June 30, 2026, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $9.6 million.

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

OVERVIEW AND BUSINESS UPDATE

Plant breeding is a centerpiece of modern agriculture. However, plant breeding is a historically slow process: a breeder crosses one variety with another and selects from the offspring, and so on over cycles that can run 12 to 15 years.

Transgenic genetic engineering is faster, but it adds genetic material from other species, which puts the resulting crop into a demanding regulatory pathway. A 2022 study for CropLife International, examining the period from 2017-2022, estimated that genetically modified organism (GMO) trait development cost $115.0 million and required 16.5 years from discovery to commercialization on average, with regulatory work the longest phase and about $43.0 million of the cost.

Cibus is a technology company that uses biology to produce sustainable ingredients and helps farmers grow more food with fewer inputs. It makes precise improvements to a plant’s own genes and adds nothing from another species. Because no foreign DNA is added, its traits are regulated as conventionally bred crops in key jurisdictions. Where regulated as conventionally bred crops, Cibus’ traits do not enter the more onerous GMO regulatory pathway, and they carry neither its cost nor its timeline. Cibus traits remain subject to regulatory review in these jurisdictions, on a different and substantially shorter basis than crops containing foreign DNA. While regulations in key jurisdictions increasingly align gene editing regulatory policies with those already in place for conventional breeding, regulations vary widely from country-to-country and certain jurisdictions continue to apply more stringent requirements to traits developed using biotechnology.

A seed company brings Cibus its best variety. Cibus edits it and returns it improved, in a fraction of the time required by traditional breeding approaches. The customer keeps the variety it spent years perfecting. Cibus is not a seed company and does not compete with its customers for seed sales.

What Cibus develops are plant traits: characteristics written into a plant’s DNA that determine how it performs and how it addresses challenges it faces. The Company’s initial focus is productivity traits, which aim to improve yield against weeds, pests, and disease, reduce the need for inputs such as fungicides, insecticides, and fertilizer, or make a crop more resilient to heat, drought, and other stress.

Cibus has spent 25 years building the capability to do this, and it is not one technique. It is a single standardized proprietary system that runs from gene to plant. Inside it are trait discovery, cell biology, and tissue culture, a toolkit of editing reagents, genotyping and automation, and trait validation. Cibus has demonstrated regeneration from single cells toward enabling crop platforms in eight crops: Rice, Canola, Wheat, Flax, Peanut, Potato, Sugar Beet, and Cassava; additional crop platforms, including Soybean are in development. The Company has operational crop platforms in four crops: Rice, Canola and Winter Oilseed Rape, Flax, and Cassava. A platform is operational when edited cells have been regenerated into whole plants.

In plant agriculture, most gene editing only knocks out a specific gene’s function. Cibus can also rewrite genetic letters inside a gene and change several genes in the genome at once. That is the difference between designing a trait and selecting whatever a plant cross produces, and it is protected by more than 500 patents and applications spanning which genes to edit, how to edit them, and the traits that result.

Favorable regulatory treatment of gene editing has been increasingly prevalent across key jurisdictions, where the same regulations are being applied as to conventional breeding. The United States has applied this consistent treatment for years, the European Union adopted it for many New Genomic Techniques (NGTs) under its 2026 rules on NGTs, and independent authorities in many countries have reviewed and cleared aspects of this work, including for example: the United States Department of Agriculture’s Animal and Plant Health Inspection Service, the United States Food and Drug Administration, the California Rice Commission, and the national authorities of the United Kingdom, Chile, Ecuador, and Peru.

Cibus earns revenue two ways. Partners fund programs to develop a specific trait or sustainable ingredient or seed companies license Cibus traits and pay a royalty on every acre planted. This revenue primarily scales with acres, not with headcount. This is not a new business model: traits have earned royalties for their developers for decades, and farmers know their value. As a relationship matures, both mechanisms extend across a partner’s portfolio from a single trait in a single crop toward a pipeline of improvements in yield, disease resistance, and crop quality.

Near term, Cibus is focused on Rice herbicide tolerance and sustainable ingredients. Those two programs are where Cibus concentrates a major portion of its own development spending. Because platforms in other crops are also operational or underway, a program in any crop with an operational platform can therefore begin with trait development work rather than with years of platform construction.

Business update

Through the second quarter of 2026, Cibus advanced its two priority programs, completed a leadership transition, and continued the cost reduction program begun earlier in the year. The Company continues to work with its global seed company partners to change the scale and speed of breeding.

Rice: During the second quarter of 2026, Cibus continued development work on both of its Rice herbicide tolerance traits. This included field trials of an improved first-generation trait, and work to identify the specific genetic changes responsible for herbicide tolerance and for fertility in that trait. Testing of the traits transferred to the Company’s Latin American customer Interoc in May 2026 is underway, which if successful would support an initial launch of Interoc’s enhanced seed products in Latin America. In August 2026, the Company and Interoc amended their letter of intent to expand the contemplated scope of the relationship from two Rice traits to five, providing for the development of three additional traits and their potential commercialization. The parties continue to negotiate a definitive agreement. Cibus has seven Rice seed-company customers across Latin America and the United States with an approximately $200.0 million annual addressable royalty opportunity across a combined estimated 5-7 million peak addressable acres. The Company is also continuing discussions with additional seed companies in Latin America and India. With respect to Cibus’ Rice herbicide tolerance program, the Company is updating its initial launch targets in Latin America with an initial launch beginning in 2028, with expansion planned into the United States in 2029. The update with respect to Latin America reflects a strategic focus on hybrid varieties with greater long-term strategic value for Cibus.

Sustainable Ingredients: Cibus’ Sustainable Ingredients program is in a commercial ramp-up phase with the Company’s consumer-products partner for its initial biofragrance product. Cibus began receiving payments for pre-commercial scale up materials in the fourth quarter of 2025. Cibus is targeting additional scale-up orders of its other initial biofragrances in the second half of 2026, and is developing additional fragrance ingredients on the same engineered yeast. Cibus also continues to advance a partner-funded lauric oils program in soybean within the broader Sustainable Ingredients portfolio.

Other programs: In Canola, work on Light Leaf Spot disease resistance advanced under the Department for Environment, Food, and Rural Affairs (DEFRA) funded UK Farming Innovation Programme. With two years of field trials in customer germplasm and a third in the midst of being harvested, the pod shatter reduction program is moving toward planting in England under the Precision Bred Organisms framework. Cibus’ second-generation Canola herbicide tolerance trait produced yield equal to the unedited parent variety in its 2025 field trials. In nutrient-use efficiency, Cibus continued its collaboration with the John Innes Centre to evaluate edited Canola material, with material transfer expected in the third quarter of 2026. Cibus also continued work toward a fully operational Soybean platform, having announced editing Soybean cells in January 2025.

Regulatory: In June 2026, following conclusion of trilogue negotiations in December 2025, the European Union approved legislation generally treating crops improved through precise genomic edits with genetic changes comparable to those achievable through conventional breeding (no foreign DNA added) on the same basis as conventionally bred crops. Herbicide tolerant plants and plants engineered to produce pesticidal substances are excluded from this regulatory treatment. The legislation entered into force in July 2026. A two-year implementation period will follow, during which the European Commission will develop the necessary secondary legislation and implementing acts. Cibus anticipates submitting materials for regulatory determination regarding its pod-shatter-reduction trait in winter oilseed rape to the United Kingdom in the near term under the recently adopted Precision Bred Organisms framework applicable with respect to England and to the European Union once implementing regulations are finalized. Cibus has received determinations from the United States Department of Agriculture’s Animal and Plant Health Inspection Service that its traits are not “regulated articles” subject to its biotechnology regulations. Ecuador and Peru have each confirmed that Cibus’ herbicide tolerance traits in Rice are equivalent to traits developed through conventional breeding and subject to the same regulations as conventional seed. The United States Food and Drug Administration has completed its review of the Company’s altered-lignin alfalfa trait and issued a letter stating it has no further questions.

Leadership: Effective June 8, 2026, Craig Wichner was appointed Chief Executive Officer. Peter Beetham, Co-Founder, who served as Interim Chief Executive Officer, continues as President and Chief Operating Officer with a focus on operations and commercial execution. Additionally, effective April 2026, Thomas Urban was appointed to the Company's Board of Directors.

Cost structure: Cibus continued its previously announced capital discipline and operational efficiency streamlining actions, and those actions are continuing under the Company’s new Chief Executive Officer. The Company now expects an annual net cash usage run-rate of approximately $35.0 million exiting 2026, reflecting continued cost discipline, while making additional investments geared toward growth initiatives, such as technology and personnel, in Cibus’ highest priority commercial programs.

The Company has incurred net losses since its inception. As of June 30, 2026, the Company had an accumulated deficit of $901.6 million. The Company’s net loss was $43.4 million for the six months ended June 30, 2026. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025
A summary of the Company’s results of operations for the three months ended June 30, 2026, and 2025 follows:

	Three Months Ended June 30,
In Thousands, except per share and percentage values	2026	2025	$ Change	% Change
Revenue	$994	$933	$61	7%
Research and development	8,506	12,228	(3,722)	(30)%
Selling, general, and administrative	5,413	6,651	(1,238)	(19)%
Loss from operations	(12,925)	(17,946)	5,021	28%
Royalty liability interest expense - related parties	(9,475)	(8,668)	(807)	(9)%
Other interest income, net	111	106	5	5%
Non-operating income (expense), net	150	(23)	173	752%
Loss before income taxes	(22,139)	(26,531)	4,392	17%
Income tax expense	(6)	(27)	21	78%
Net loss	$(22,145)	$(26,558)	$4,413	17%
Net loss attributable to noncontrolling interest	—	(1,186)	1,186	100%
Net loss attributable to Cibus, Inc. stockholders	$(22,145)	$(25,372)	$3,227	13%
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.61)	$0.32	52%

Revenue

Revenue was $1.0 million in the second quarter of 2026, an increase of $0.1 million from the second quarter of 2025. The increase was driven by amounts earned from collaboration agreements related to contract research for Sustainable Ingredients.

Research and Development Expense

R&D expense was $8.5 million in the second quarter of 2026, a decrease of $3.7 million from the second quarter of 2025. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

SG&A expense was $5.4 million in the second quarter of 2026, a decrease of $1.2 million from the second quarter of 2025. The decrease was primarily due to a decrease of $1.0 million in professional fees and $0.5 million of cost savings related to personnel and facilities cost reduction initiatives. These decreases were partially offset by $0.3 million from increases in personnel costs from promotions, pay increases, and the addition of a permanent CEO as well as reduced allocations to R&D due to reductions in costs.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $9.5 million in the second quarter of 2026, an increase of $0.8 million from the second quarter of 2025. The increase is driven by the recognition of interest expense on the Royalty Liability and is consistent with the prior year.

Other Interest Income, net

Other interest income, net was $0.1 million in the second quarter of 2026, a nominal increase from the second quarter of 2025. The nominal increase was driven by slightly higher cash balances.

Non-Operating Income (Expense), net

Non-operating income (expense), net was income of $0.2 million in the second quarter of 2026, an increase in income of $0.2 million from the second quarter of 2025. The increase in income was driven by grant income towards work performed by Cibus and the fair value adjustment of Common Warrants (as defined in Note 1 to the accompanying condensed consolidated financial statements).

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest in the second quarter of 2026, a decrease in net loss attributable to noncontrolling interest of $1.2 million, from the second quarter of 2025. The decrease in net loss attributable to noncontrolling interest is a result of all Up-C Units being exchanged in 2025, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025
A summary of the Company’s results of operations for the six months ended June 30, 2026, and 2025 follows:

	Six Months Ended June 30,
In Thousands, except per share and percentage values	2026	2025	$ Change	% Change
Revenue	$2,675	$1,967	$708	36%
Research and development	17,223	24,027	(6,804)	(28)%
Selling, general, and administrative	10,497	16,507	(6,010)	(36)%
Goodwill impairment	—	20,950	(20,950)	(100)%
Loss from operations	(25,045)	(59,517)	34,472	58%
Royalty liability interest expense - related parties	(18,596)	(17,045)	(1,551)	(9)%
Other interest income, net	139	225	(86)	(38)%
Non-operating income, net	148	416	(268)	(64)%
Loss before income taxes	(43,354)	(75,921)	32,567	43%
Income tax expense	(13)	(29)	16	55%
Net loss	$(43,367)	$(75,950)	$32,583	43%
Net loss attributable to noncontrolling interest	—	(3,692)	3,692	100%
Net loss attributable to Cibus, Inc. stockholders	$(43,367)	$(72,258)	$28,891	40%
Basic and diluted net loss per share of Class A common stock	$(0.61)	$(1.88)	$1.27	68%
Revenue

Revenue was $2.7 million in the first six months of 2026, an increase of $0.7 million from the first six months of 2025. The increase was driven by amounts earned from collaboration agreements related to contract research for Sustainable Ingredients.

Research and Development Expense

R&D expense was $17.2 million in the first six months of 2026, a decrease of $6.8 million from the first six months of 2025. The decrease was primarily due to cost reduction initiatives.

Selling, General, and Administrative Expense

Selling, general, and administrative (SG&A) expense was $10.5 million in the first six months of 2026, a decrease of $6.0 million from the first six months of 2025. The decrease was primarily due to a $3.0 million litigation expense in the first quarter of 2025, a decrease of $2.1 million in professional fees, and cost savings of $1.4 million related to personnel and facilities cost reduction initiatives. These decreases were partially offset by $0.5 million from increases in personnel costs from promotions, pay increases, and the addition of a permanent CEO as well as reduced allocations to R&D due to reductions in costs.

Goodwill Impairment

There was no goodwill impairment in the first six months of 2026, a decrease of $21.0 million from the first six months of 2025. The decrease was due to the impairment of goodwill resulting from fair value assessments, based on the decline of the price of the Company’s Class A Common Stock, performed in the first quarter of 2025.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties was $18.6 million in the first six months of 2026, an increase of $1.6 million from the first six months of 2025. The increase is driven by the recognition of interest expense on the accumulating Royalty Liability balance.

Other Interest Income, net

Other interest income, net was $0.1 million in the first six months of 2026, a decrease of $0.1 million from the first six months of 2025. The decrease was driven by lower cash balances.

Non-Operating Income, net

Non-operating income, net was $0.1 million in the first six months of 2026, a decrease of $0.3 million from the first six months of 2025. The decrease was driven by the fair value adjustment of liability classified common warrants partially offset by grant income towards work performed by Cibus.

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest in the first six months of 2026, a decrease in net loss attributable to noncontrolling interest of $3.7 million from the first six months of 2025. The decrease in net loss attributable to noncontrolling interest is a result of all Up-C Units being exchanged in 2025, as the amount for the period is based on the percentage of Cibus Global that is not owned by Cibus, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. Until the Company is able to obtain additional public or private financing, it currently expects to satisfy its near-term requirements with existing cash on hand and proceeds raised from the ATM Facility, defined below.

As of June 30, 2026, the Company had $20.4 million of cash and cash equivalents. Current liabilities were $14.4 million as of June 30, 2026. The Company incurred a net loss of $43.4 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $901.6 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Net loss	$(43,367)	$(75,950)	$32,583	43%
Royalty liability interest expense - related parties	18,596	17,045	1,551	9%
Goodwill impairment	—	20,950	(20,950)	(100)%
Depreciation and amortization	2,359	3,209	(850)	(26)%
Stock-based compensation	3,055	4,477	(1,422)	(32)%
Loss on disposal of assets, net	4	80	(76)	(95)%
Change in fair value of liability classified Class A common stock warrants	(41)	(455)	414	91%
Other	(2)	49	(51)	(104)%
Changes in operating assets and liabilities	(1,498)	5,164	(6,662)	(129)%
Net cash used in operating activities	$(20,894)	$(25,431)	$4,537	18%

Net cash used in operating activities was $20.9 million in the first six months of 2026, a decrease in cash used of $4.5 million from the first six months of 2025. The decrease in cash used is driven by a $8.2 million decrease in net loss, primarily related to an increase of $0.7 million in revenue and $0.1 million in non-operating income in addition to cost reduction initiatives including decreases of $2.6 million in personnel and travel related expenses, $1.9 million in facilities and other corporate expenses, $1.8 million in professional fees, and $1.1 million in lab supplies and field trials. The improved net loss is offset by a decrease of $3.7 million from the changes in operating assets and liabilities. The decrease is due to $2.3 million lower accounts payable and accrued expenses, $1.2 million lower right-of-use assets and liabilities due to the end of Nancy Ridge rent abatement, $0.4 million higher accounts receivable, $0.2 million lower prepaid expenses, and $0.1 million lower deferred revenue.

Cash Flows from Investing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from sales of property, plant, and equipment	$43	$—	$43	NM
Purchases of property, plant, and equipment	(73)	(384)	311	81%
Net cash used in investing activities	$(30)	$(384)	$354	92%
NM – not meaningful

Net cash used in investing activities was nominal in the first six months of 2026, a decrease of $0.4 million from the first six months of 2025. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.

Cash Flows from Financing Activities

	Six Months Ended June 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from issuances of securities	$37,260	$50,100	$(12,840)	(26)%
Costs paid related to issuances of securities	(5,357)	(1,951)	(3,406)	(175)%
Payment of taxes related to restricted stock units withheld from employees	(115)	(39)	(76)	(195)%
Repayments of notes payable	(352)	(279)	(73)	(26)%
Net cash provided by financing activities	$31,436	$47,831	$(16,395)	(34)%

Net cash provided by financing activities was $31.4 million in the first six months of 2026, a decrease of $16.4 million from the first six months of 2025. The decrease was primarily due to a decrease of $16.2 million of net proceeds from less capital raised in 2026.

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

January 2026 SEC-Registered Public Offering

In January 2026, the Company issued 14,836,664 shares of its Class A Common Stock, including 333,333 shares issued to Mr. Riggs (January 2026 Follow-On Offering). The offering price for each share of Class A Common Stock was $1.50. The Company received net proceeds related to the January 2026 Follow-On Offering of approximately $19.8 million after deducting approximately $2.5 million for underwriting discounts and commissions and certain other offering expenses payable by the Company.

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

ATM Facility

On May 15, 2026, the Company entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies, LLC (Jefferies). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Jefferies, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $50.0 million (ATM Facility). During the six months ended June 30, 2026, the Company issued 3,059 shares of Class A Common Stock under the ATM Facility. Due to commissions and other offering expenses payable by the Company related to the establishment of the ATM Facility, there were no net proceeds received in the six months ended June 30, 2026.

Operating Capital Requirements

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. The

Company’s net loss was $43.4 million and cash used in operating activities was $20.9 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had $20.4 million of cash and cash equivalents. Current liabilities were $14.4 million as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Cibus has taken a series of cost cutting initiatives designed to streamline its cost structure, however, Cibus will need to raise additional capital to support its business plans and successful execution of these plans is not within the Company’s control. In light of these streamlining cost reduction actions, the Company has significantly reduced its annual net cash usage. Cibus expects an annual net cash usage run-rate of approximately $35.0 million existing 2026, reflecting such continued cost discipline, while making additional strategic investments geared toward growth, such as technology and personnel, in the Company’s highest priority commercial programs. The Company anticipates that such efforts will contribute toward an appropriate balance between improved cash flow and financial stability and strategic growth. The Company is in the process of completing the consolidation of its core operations to San Diego, California while prioritizing resources toward advancing its Rice and Sustainable Ingredients programs with additional investments to support growth such as in technology and personnel.

Cibus expects to finance a portion of future cash needs through (i) cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings (including through the continued availability of the ATM Facility or another continuous offering facility), or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all. Cibus' Board of Directors continues to evaluate a full range of strategic alternatives to maximize stockholder value.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional public or private equity or debt financing (including through the continued availability of the ATM Facility or another continuous offering facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of June 30, 2026, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this Quarterly Report on Form 10-Q and without giving effect to potential financing transactions Cibus may pursue, Cibus expects that its existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into early in the first quarter of 2027, reflecting current cash usage expectations. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, may reduce the Company’s opportunities to raise additional capital, including through the public or private capital markets and the ATM Facility.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

In June 2026, the Company's warehouse lease term was extended until November 2031. The additional operating lease right-of-use asset and associated operating lease liability was $0.7 million.

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company was not a party to any material pending legal proceedings as of June 30, 2026.

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

As of June 30, 2026, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.
Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings as of June 30, 2026. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes in risk factors from those disclosed in the Company’s Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, 56,122 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 6. Exhibits.
(a)Index of Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

10.1*†+#	Executive Employment Agreement, dated as of June 8, 2026, between Cibus, Inc. and Craig Wichner

10.2*
Open Market Sale Agreement, dated May 15, 2026, between Cibus, Inc. and Jefferies, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3, filed on May 15, 2026)

10.3*	Form of Employee Proprietary Information, Nondisclosure and Innovation Assignment Agreement

10.4*	Form of Employee Proprietary Information, Inventions, Non-Compete and Non-Solicit Agreement

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL (contained in Exhibit 101)

_______________________________________
*    Filed herewith.
†    Indicates management contract or compensatory plan.
+    Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.
#    Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2026.

CIBUS, INC.

By:	/s/ Craig Wichner
Name:	Craig Wichner
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)