Form 10-Q
period 2026-09-30
Cibus, Inc.
filed 2026-11-12
CIK 1705843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026;
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

As of November 6, 2026, there were 76,640,011 shares of the registrant’s Class A Common Stock, $0.0001 par value per share (Class A Common Stock) outstanding (excluding 16,187 restricted shares of Class A Common Stock, which remain subject to vesting), and no shares of the registrant’s Class B Common Stock, $0.0001 par value per share, outstanding.

Terms

When the terms “Cibus,” the “Company” or “its” are used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, those terms are being used to refer to Cibus, Inc. and its consolidated subsidiaries. When the term “Cibus Global” is used, it is being used to refer to Cibus Global, LLC, a direct, wholly-owned subsidiary of the Company.

The Company owns or has the right to use the trademarks, service marks, and trade names that it uses in conjunction with the operation of its business. Some of the more important marks and names that it owns or has rights to use that may appear in this Quarterly Report on Form 10-Q include: “Cibus®,” “RTDS®,” “Rapid Trait Development SystemTM,” “Trait MachineTM,” and “Direct BreedingSM.” This Quarterly Report on Form 10-Q may also contain additional trade names, trademarks, and service marks belonging to other companies. The Company does not intend its use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of these other parties.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CIBUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in Thousands, Except Par Value and Share Amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,710	$9,923
Accounts receivable	—	503
Prepaid expenses and other current assets	2,541	1,643
Total current assets	13,251	12,069
Property, plant, and equipment, net	4,299	6,300
Operating lease right-of-use assets	20,387	21,557
Intangible assets, net	30,315	31,679
Goodwill	232,516	232,516
Other non-current assets	715	926
Total assets	$301,483	$305,047
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,423	$8,070
Accrued expenses	1,995	1,946
Accrued compensation	2,803	3,061
Deferred revenue	7	536
Current portion of notes payable	547	435
Current portion of operating lease obligations	3,069	2,731
Class A common stock warrants	42	79
Total current liabilities	13,886	16,858
Notes payable, net of current portion	32	93
Operating lease obligations, net of current portion	28,242	29,783
Royalty liability - related parties	263,362	234,923
Other non-current liabilities	1,631	1,561
Total liabilities	307,153	283,218
Commitments and contingencies (See Note 8)
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value; 210,000,000 shares authorized; 76,949,430 shares issued and 76,634,354 shares outstanding as of September 30, 2026, and 54,604,232 shares issued and 54,325,852 shares outstanding as of December 31, 2025	13	11
Class B common stock, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Additional paid-in capital	920,174	882,171
Class A common stock in treasury, at cost; 293,232 shares as of September 30, 2026, and 193,195 shares as of December 31, 2025	(2,328)	(2,141)
Accumulated deficit	(923,559)	(858,251)
Accumulated other comprehensive income	30	39
Total stockholders’ equity (deficit)	(5,670)	21,829
Total liabilities and stockholders’ equity (deficit)	$301,483	$305,047

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue	$800	$615	$3,475	$2,582
Total revenue	800	615	3,475	2,582
Operating expenses:
Research and development	7,913	10,784	25,136	34,811
Selling, general, and administrative	5,393	5,269	15,890	21,776
Goodwill impairment	—	—	—	20,950
Total operating expenses	13,306	16,053	41,026	77,537
Loss from operations	(12,506)	(15,438)	(37,551)	(74,955)
Royalty liability interest expense - related parties	(9,843)	(9,030)	(28,439)	(26,075)
Other interest income, net	44	158	183	383
Non-operating income, net	368	1	516	417
Loss before income taxes	(21,937)	(24,309)	(65,291)	(100,230)
Income tax (expense) benefit	(4)	6	(17)	(23)
Net loss	$(21,941)	$(24,303)	$(65,308)	$(100,253)
Net loss attributable to noncontrolling interest	—	(762)	—	(4,454)
Net loss attributable to Cibus, Inc. stockholders	$(21,941)	$(23,541)	$(65,308)	$(95,799)
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.44)	$(0.89)	$(2.21)
Weighted average shares of Class A common stock outstanding – basic and diluted	76,893,302	52,925,776	72,993,318	43,264,590

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(21,941)	$(24,303)	$(65,308)	$(100,253)
Foreign currency translation adjustments	6	2	(9)	31
Comprehensive loss	(21,935)	(24,301)	(65,317)	(100,222)
Comprehensive loss attributable to noncontrolling interest	—	(762)	—	(4,453)
Comprehensive loss attributable to Cibus, Inc. stockholders	$(21,935)	$(23,539)	$(65,317)	$(95,769)

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2026	76,423,033	$13	—	$—	$918,639	$(2,256)	$(901,618)	$24	$14,802
Net loss	—	—	—	—	—	—	(21,941)	—	(21,941)
Stock-based compensation	—	—	—	—	1,535	—	—	—	1,535
Issuance of common stock upon vesting of restricted stock awards and units	161,615	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	93,621	—	—	—	—	—	—	—	—
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(43,915)	—	—	—	—	(72)	—	—	(72)
Foreign currency translation adjustments	—	—	—	—	—	—	—	6	6
Balance at September 30, 2026	76,634,354	$13	—	$—	$920,174	$(2,328)	$(923,559)	$30	$(5,670)

	Class A Common Stock		Class B Common Stock
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at June 30, 2025	52,480,413	$11	1,712,373	$—	$877,531	$(2,038)	$(803,424)	$43	$72,123	$2,353	$74,476
Net loss	—	—	—	—	—	—	(23,541)	—	(23,541)	(762)	(24,303)
Stock-based compensation	—	—	—	—	1,886	—	—	—	1,886	—	1,886
Issuance of common stock upon vesting of restricted stock awards and units	94,325	—	—	—	—	—	—	—	—	—	—
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(22,606)	—	—	—	—	(32)	—	—	(32)	—	(32)
Change in noncontrolling interest including issuance of common stock upon exchange of common units	14,518	—	(14,518)	—	(37)	—	—	—	(37)	37	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	2	—	2
Balance at September 30, 2025	52,566,650	$11	1,697,855	$—	$879,380	$(2,070)	$(826,965)	$45	$50,401	$1,628	$52,029

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited and in Thousands, Except Shares Outstanding)

	Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2025	54,325,852	$11	—	$—	$882,171	$(2,141)	$(858,251)	$39	$21,829
Net loss	—	—	—	—	—	—	(65,308)	—	(65,308)
Stock-based compensation	—	—	—	—	4,590	—	—	—	4,590
Issuance of common stock upon vesting of restricted stock awards and units	498,451	—	—	—	—	—	—	—	—
Issuance of common stock from the ATM facility, net of offering expenses	96,680	—	—	—	—	—	—	—	—
Issuance of common stock in registered offering, net	21,813,408	2	—	—	33,413	—	—	—	33,415
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	(100,037)	—	—	—	—	(187)	—	—	(187)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2026	76,634,354	$13	—	$—	$920,174	$(2,328)	$(923,559)	$30	$(5,670)

		Class A Common Stock		Class B Common Stock
Nine Months Ended September 30, 2025	Redeemable Noncontrolling Interest	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Cibus, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	$5,674	27,939,023	$9	1,720,929	$—	$825,298	$(1,999)	$(731,166)	$15	$92,157	$—	$92,157
Net loss	—	—	—	—	—	—	—	(95,799)	—	(95,799)	(4,454)	(100,253)
Stock-based compensation	—	—	—	—	—	6,363	—	—	—	6,363	—	6,363
Issuance of common stock upon vesting of restricted stock awards and units	—	236,224	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in registered offering, net	—	20,054,285	2	—	—	46,384	—	—	—	46,386	—	46,386
Issuance of common stock upon exercise of pre-funded warrants	—	4,350,000	—	—	—	—	—	—	—	—	—	—
Reclassification of common warrant liability to stockholders’ equity	—	—	—	—	—	1,742	—	—	—	1,742	—	1,742
Shares withheld for payment of minimum employee taxes withheld upon net share settlement of restricted stock units	—	(35,956)	—	—	—	—	(71)	—	—	(71)	—	(71)
Reclassification of redeemable noncontrolling interest	(5,674)	—	—	—	—	—	—	—	—	—	5,674	5,674
Change in noncontrolling interest including issuance of common stock upon exchange of common units	—	23,074	—	(23,074)	—	(407)	—	—	—	(407)	407	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	30	30	1	31
Balance at September 30, 2025	$—	52,566,650	$11	1,697,855	$—	$879,380	$(2,070)	$(826,965)	$45	$50,401	$1,628	$52,029

See accompanying notes to these condensed consolidated financial statements.

CIBUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(65,308)	$(100,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Royalty liability interest expense - related parties	28,439	26,075
Goodwill impairment	—	20,950
Depreciation and amortization	3,452	4,629
Stock-based compensation	4,590	6,363
Loss on disposal of assets, net	4	84
Change in fair value of liability classified Class A common stock warrants	(37)	(467)
Other	7	45
Changes in operating assets and liabilities:
Accounts receivable	503	437
Prepaid expenses and other current assets	(227)	659
Accounts payable	(1,064)	210
Accrued expenses	63	3,511
Accrued compensation	(266)	(674)
Deferred revenue	(534)	(5)
Right-of-use assets and lease obligations, net	(35)	1,130
Other assets and liabilities, net	214	135
Net cash used in operating activities	(30,199)	(37,171)
Investing activities
Proceeds from sales of property, plant, and equipment	43	—
Purchases of property, plant, and equipment	(73)	(492)
Net cash used in investing activities	(30)	(492)
Financing activities
Proceeds from issuances of securities	37,409	50,100
Costs paid related to issuances of securities	(5,562)	(2,202)
Payment of taxes related to restricted stock units withheld from employees	(187)	(71)
Repayments of financing lease obligations	—	(113)
Repayments of notes payable	(637)	(608)
Net cash provided by financing activities	31,023	47,106
Effect of exchange rate changes on cash and cash equivalents	(7)	10
Net increase in cash and cash equivalents	787	9,453
Cash and cash equivalents – beginning of period	9,923	14,433
Cash and cash equivalents – end of period	$10,710	$23,886

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

Going Concern

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. The Company’s net loss was $65.3 million and cash used in operating activities was $30.2 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had $10.7 million of cash and cash equivalents and $13.9 million of current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

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

Contract Assets and Liabilities

Contract assets primarily include amounts related to contractual rights to consideration for completed performance not yet invoiced. Contract assets were $0.3 million and $0.2 million as of September 30, 2026, and December 31, 2025, respectively, and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company records contract liabilities when cash payments are received or due in advance of performance, primarily related to advances of upfront and milestone payments from contract research, collaboration, and license agreements. Contract liabilities consist of deferred revenue on the accompanying condensed consolidated balance sheets. Total contract liabilities were nominal and $0.5 million as of September 30, 2026, and December 31, 2025, respectively. The Company expects to recognize the amounts included in deferred revenues within one year, except for an immaterial portion related to a license agreement, which will be recognized over the remaining term of that agreement.

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

See Note 5 for a detailed discussion of the pre-funded warrants issued in January 2025 and subsequent exercises. Outstanding pre-funded warrants are considered equity instruments and are reported in stockholders’ equity (deficit) in the Company’s consolidated balance sheets. The weighted average shares of Class A Common Stock outstanding includes the shares issuable upon exercise of the pre-funded warrants and are included in the determination of the Company’s basic and diluted net loss per share of Class A Common Stock.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the common stock equivalent securities would be antidilutive.

The following table shows the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands, Except Share and Per Share Amounts	2026	2025	2026	2025
Numerator:
Net loss attributable to Cibus, Inc. stockholders	$(21,941)	$(23,541)	$(65,308)	$(95,799)
Denominator:
Weighted average shares of Class A common stock outstanding	76,493,302	52,525,776	72,593,318	40,825,945
Effect of pre-funded warrants	400,000	400,000	400,000	2,438,645
Weighted average shares of Class A common stock outstanding – basic and diluted	76,893,302	52,925,776	72,993,318	43,264,590
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.44)	$(0.89)	$(2.21)

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

The following potential dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share of Class A Common Stock due to their antidilutive effect:

	As of September 30,
	2026	2025
Stock options outstanding	3,704,045	1,383,856
Unvested restricted stock units	2,633,063	1,566,701
Unvested restricted stock awards	21,844	115,351
Common warrants	10,496,523	10,496,523
Total	16,855,475	13,562,431

Segment Reporting

Cibus has one operating and reportable segment. The Chief Operating Decision Maker (CODM) is the Chief Executive Officer who manages business activities, assesses performance, and allocates resources on a consolidated basis. For the three and nine months ended September 30, 2026, and 2025, all revenues from the Company’s external customers were derived, and all long-lived assets were located, in the United States. The operating segment revenues are derived from customers as a result of Cibus providing research and development (R&D) services to develop plant traits which are specific genetic characteristics in the DNA of a plant’s seed.

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

Segment financial information, including significant segment expenses, which are regularly provided to the CODM and included in net loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Revenue	$800	$615	$3,475	$2,582
Less:
Personnel expenses	5,355	6,641	16,367	20,189
Professional fees	1,118	1,027	4,442	9,158
Stock-based compensation	1,535	1,886	4,590	6,363
Goodwill impairment	—	—	—	20,950
Other segment expenses (1)	5,298	6,499	15,627	20,877
Total operating expenses	13,306	16,053	41,026	77,537
Loss from operations	(12,506)	(15,438)	(37,551)	(74,955)
Royalty liability interest expense - related parties	(9,843)	(9,030)	(28,439)	(26,075)
Other interest income, net	44	158	183	383
Non-operating income, net	368	1	516	417
Income tax (expense) benefit	(4)	6	(17)	(23)
Total segment loss	$(21,941)	$(24,303)	$(65,308)	$(100,253)

_______________________________________
(1) Other segment expenses are primarily comprised of facilities and asset related expenses such as rent, asset depreciation and amortization, utilities, property taxes, and repairs and maintenance and also include insurance, dues and subscriptions, licenses, lab supplies, product development, and travel.

Recently Issued Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption. As of September 30, 2026, there were no changes in the Company's recently issued accounting pronouncements as disclosed in its Annual Report.

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

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2026, and 2025.

Financial Instruments Required to be Carried at Fair Value

The Company’s financial instruments measured at fair value and their respective levels in the fair value hierarchy as of September 30, 2026, and December 31, 2025, were as follows:

	September 30, 2026				December 31, 2025
	Fair Value of Liabilities				Fair Value of Liabilities
In Thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common warrants	$—	$—	$42	$42	$—	$—	$79	$79
Total	$—	$—	$42	$42	$—	$—	$79	$79

The following table summarizes the common warrants activity for the three months ended September 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of June 30,	$38	$71
Change in fair value	4	(12)
Balance as of September 30,	$42	$59

The following table summarizes the common warrants activity for the nine months ended September 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$79	$2,268
Reclassified to stockholders’ equity (deficit)	—	(1,742)
Change in fair value	(37)	(467)
Balance as of September 30,	$42	$59

In January 2025, as a result of contractual amendments with certain holders of common warrants, the Company reclassified the fair value of 1,100,000 common warrants issued in 2024 of $1.6 million from Class A common stock warrants liability to a component of stockholders’ equity (deficit) within additional paid-in capital in the accompanying consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these common warrants of $0.3 million between December 31, 2024, and January 24, 2025, is reflected in non-operating income, net in the Company’s consolidated statements of operations for the nine months ended September 30, 2025.

Furthermore, as a result of the Company obtaining the requisite approval from its stockholders on May 22, 2025, with respect to those common warrants issued in 2024 held by Mr. Riggs, the Company reclassified the fair value of 98,040 common warrants issued in 2024 of $0.1 million from Class A common stock warrants liability to a component of stockholders’ equity (deficit) within additional paid-in capital in the accompanying condensed consolidated balance sheets. The change in fair value of the Class A common stock warrants liability related to these common warrants of $0.1 million between March 31, 2025, and May 23, 2025, is reflected in non-operating income, net in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

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

The estimated fair values of the common warrants, and the assumptions used for the Black-Scholes option pricing model were as follows:

	As of September 30, 2026	As of December 31, 2025
Estimated fair value of common warrants per share	$0.00 - $0.42	$0.04 - $0.65
Assumptions:
Risk-free interest rate	4.5% - 4.9%	3.7%
Expected volatility	102.7% - 109.2%	113.2% - 114.7%
Expected term to liquidation (in years)	0.9 - 2.7	2.1 - 4.0

As of September 30, 2026, and 2025, the Company had no other financial instruments measured at fair value.

3. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

In Thousands, except useful life	Useful Life (Years)	As of September 30, 2026	As of December 31, 2025
Property, plant, and equipment, net:
Buildings	10 - 20	$900	$900
Leasehold improvements	shorter of lease term or useful life	2,458	2,458
Office furniture and equipment	5 - 10	15,085	15,091
Computer equipment and software	3 - 5	4,889	4,737
Assets in progress	N/A	—	155
Total property, plant, and equipment		23,332	23,341
Less accumulated depreciation and amortization		(19,033)	(17,041)
Total		$4,299	$6,300

Depreciation and amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Depreciation and amortization expense	$620	$939	$2,016	$3,184

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change to the Company’s goodwill during the nine months ended September 30, 2026.

Goodwill activity is as follows for the nine months ended September 30, 2025:

In Thousands	Goodwill
Balance as of December 31, 2024	$253,466
Goodwill impairment	(20,950)
Balance as of September 30, 2025	$232,516

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

The Company’s gross amount of goodwill prior to accumulated impairment losses as of September 30, 2026, and 2025, was $585.3 million. The Company’s accumulated goodwill impairment loss as of September 30, 2026, and 2025, was $352.8 million.

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

Intangible Assets

Intangible assets as of September 30, 2026, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(2,358)	$11,790
Trade name	22,230	(3,705)	18,525
Total	$36,378	$(6,063)	$30,315

Intangible assets as of December 31, 2025, were as follows:

In Thousands	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$14,148	$(1,828)	$12,320
Trade name	22,230	(2,871)	19,359
Total	$36,378	$(4,699)	$31,679

Total amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Amortization expense	$455	$455	$1,364	$1,364

As of September 30, 2026, future amortization expense is estimated as follows:

In Thousands	Amortization Expense
Remainder of 2026	$455
2027	1,819
2028	1,819
2029	1,819
2030	1,819
2031	1,819
Thereafter	20,765
Total future amortization expense	$30,315

5. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Warrant transactions for the nine months ended September 30, 2026, were as follows:

	Pre-Funded Warrants	Weighted Average Exercise Price Per Share	Common Warrants	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2025	400,000	$0.0001	10,496,523	$3.58
Issued	—	—	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of September 30, 2026	400,000	$0.0001	10,496,523	$3.58
Exercisable as of September 30, 2026	400,000	$0.0001	10,496,523	$3.58

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

ATM Facility

On May 15, 2026, the Company entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies, LLC (Jefferies). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Jefferies, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $50.0 million (ATM Facility). During the nine months ended September 30, 2026, the Company issued 96,680 shares of Class A Common Stock under the ATM Facility. Due to commissions and other offering expenses payable by the Company related to the establishment of the ATM Facility, there were no net proceeds received in the nine months ended September 30, 2026.

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

Class B Common Stock

Shares of Class B Common Stock have full voting rights. Shares of Class B Common Stock have no economic rights and do not participate in dividends or undistributed earnings. However, holders of Class B Common Stock hold a corresponding number of economic, non-voting Common Units through which they would receive pro rata distributions from Cibus Global. No shares of Class B Common Stock were outstanding as of September 30, 2026.

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

Up-C Unit exchanges during the three and nine months ended September 30, 2026, and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Up-C Units exchanged by holders for Class A Common Stock	—	14,518	—	23,074

As of September 30, 2026, there were 76,634,354 Cibus Global Common Units outstanding. Of the 76,634,354 Cibus Global Common Units outstanding, all are held by Cibus, Inc. as there are no remaining holders of Up-C Units.

Preferred Stock

Pursuant to the second amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2026, the Company has not issued any preferred stock.

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

As of September 30, 2026, 3,002,003 shares were available for grant in the form of stock options, Class A Restricted Stock, RSUs, and PSUs under the 2017 Plan. There are no longer any stock-based awards outstanding under the 2014 Plan. No further awards are available for grant or will be granted under the 2014 Plan.

Stock Options

The weighted average fair value of stock options granted, and the assumptions used for the Black-Scholes option pricing model were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted average fair value of stock options granted	$1.18	$1.84
Assumptions:
Risk-free interest rate	3.6% - 4.3%	3.6% - 4.1%
Expected volatility	109.7% - 112.6%	106.2% - 110.5%
Expected term (in years)	5.0 - 6.3	5.3 - 6.0

Option strike prices are set at 100 percent or more of the closing share price on the date of grant and generally vest over three to four years following the grant date. Options generally expire 10 years after the date of grant.

Information on stock option activity is as follows:

	Options Exercisable	Weighted Average Exercise Price Per Share	Options Outstanding	Weighted Average Exercise Price Per Share
Balance as of December 31, 2025	382,808	$99.71	1,358,797	$30.25
Granted	—	—	2,535,785	1.40
Vested	638,937	2.33	—	—
Exercised	—	—	—	—
Expired	(107,189)	60.80	(107,189)	60.80
Forfeited	(83,348)	5.22	(83,348)	5.22
Balance as of September 30, 2026	831,208	$39.35	3,704,045	$10.18

Stock-based compensation expense related to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$437	$314	$1,267	$859

As of September 30, 2026, options outstanding had a $0.6 million aggregate intrinsic value and a weighted average remaining contractual term of 9.1 years. As of September 30, 2026, options exercisable had a nominal aggregate intrinsic value and a weighted average remaining contractual term of 8.1 years.
As of September 30, 2026, unrecognized compensation expense related to non-vested stock options was $3.6 million which has a weighted average remaining recognition period of 2.7 years.

Restricted Stock Awards

The Company granted awards of Class A Restricted Stock (RSAs), in connection with its merger with Cibus Global, to Cibus Global members who held unvested restricted profits interest units. The RSAs will continue to vest following their original vesting schedules over the remaining life of the awards which is generally two months to four years after the date of grant.

Information on RSA activity is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	85,185	$31.50
Granted	—	—
Vested	(61,535)	31.50
Forfeited	(1,806)	31.50
Unvested balance as of September 30, 2026	21,844	$31.50

The total fair value of RSAs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Fair value of shares vested	$31	$51	$117	$267

There were no RSAs granted during the nine months ended September 30, 2026, or 2025.

Stock-based compensation expense related to RSAs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$549	$1,101	$1,742	$4,137

As of September 30, 2026, unrecognized compensation expense related to RSAs was $0.7 million which has a weighted average remaining recognition period of 0.4 years.
Restricted Stock Units

The Company grants RSUs which generally vest over four years after the date of grant. Upon vesting, the RSUs are settled as shares of Class A Common Stock.

Information on RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	1,359,207	$3.73
Granted	1,799,861	1.35
Vested	(436,916)	3.58
Forfeited	(89,089)	2.60
Unvested balance as of September 30, 2026	2,633,063	$2.17

The total fair value of RSUs that vested is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Fair value of shares vested	$233	$86	$832	$209

The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2026, was $1.35 per share. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025, was $1.90 per share.

Stock-based compensation expense related to RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense	$549	$471	$1,581	$1,367

As of September 30, 2026, unrecognized compensation expense related to RSUs was $4.6 million which has a weighted average remaining recognition period of 2.7 years.

Certain consolidated statements of operations amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Stock-based compensation expense:
Research and development	$400	$556	$1,445	$2,177
Selling, general, and administrative	1,135	1,330	3,145	4,186
Total	$1,535	$1,886	$4,590	$6,363

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

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Current income taxes are recorded based on statutory obligations for the current operating period for the foreign jurisdictions in which the Company has operations. As such, the Company recorded a nominal income tax provision for foreign jurisdictions for the three and nine months ended September 30, 2026. No current income tax provision has been recorded for United States operations for the three and nine months ended September 30, 2026, due to the Company’s history of net operating losses, and the maintenance of a full valuation allowance against its deferred tax assets.

The Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company determined that the liability associated with the Company’s Tax Receivables Agreement (TRA), dated May 31, 2023, is not probable and therefore no TRA liability has been recorded as of September 30, 2026.

As of September 30, 2026, there were no material changes to what the Company disclosed regarding tax uncertainties or penalties as of December 31, 2025.
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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Finance lease costs	$18	$29	$72	$89
Operating lease costs	1,218	1,643	3,653	5,290
Variable lease costs	833	997	2,213	2,917
Total	$2,069	$2,669	$5,938	$8,296
Operating lease costs for short-term leases were not material for the three and nine months ended September 30, 2026, or 2025.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
In Thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (operating leases)	$3,687	$4,162
Financing cash flows (finance leases)	$—	$120

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2026		As of December 31, 2025
	Operating	Financing	Operating	Financing
Weighted average remaining lease term (years)	8.4	—	9.1	0.7
Weighted average discount rate	7.5%	—%	7.5%	10.6%

As of September 30, 2026, future minimum payments under operating leases were as follows:

In Thousands	Operating
Remainder of 2026	$1,372
2027	5,211
2028	5,253
2029	5,082
2030	5,188
Thereafter	20,486
42,592
Less: interest	(11,281)
Total	$31,311
Current portion	$3,069
Noncurrent portion	$28,242

Litigation and Claims

From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

The Company is not a party to any material pending legal proceedings as of September 30, 2026. Notwithstanding the foregoing, in September 2026, the landlord of the Company’s Roseville, Minnesota facility initiated litigation alleging breach of the lease agreement for nonpayment of rent. The Company has recognized its contractual lease obligations and applicable related charges. Based on management’s current assessment, the Company does not expect the resolution of this matter to result in a material loss in excess of amounts already recognized.

9. ROYALTY LIABILITY - RELATED PARTIES

As of September 30, 2026, the Royalty Liability reflected an effective yield of 16.5 percent and the amount of aggregated, but unpaid, Royalty Payments is $0.6 million. As of December 31, 2025, the Royalty Liability reflected an effective yield of 16.5 percent.

The following table summarizes the Royalty Liability activity for the nine months ended September 30, 2026, and 2025:

In Thousands	2026	2025
Balance as of December 31,	$234,923	$199,442
Interest expense recognized	28,439	26,075
Balance as of September 30,	$263,362	$225,517

10. SUPPLEMENTAL INFORMATION

Supplemental consolidated statement of cash flows information is as follows:

	Nine Months Ended September 30,
In Thousands	2026	2025
Interest paid	$25	$62

Non-cash transactions not reported in the condensed consolidated statements of cash flows is as follows:

	Nine Months Ended September 30,
In Thousands	2026	2025
Property, plant, and equipment acquired through assuming liabilities	$—	$12
Unpaid stock offering costs included in accrued expenses	$—	$1,512
Class A common stock warrants reclassification from liability to stockholders’ equity (deficit)	$—	$1,742
Purchase of insurance through vendor financing	$689	$723
Establishment of operating lease right-of-use assets and associated operating lease liabilities	$720	$—

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

Revenue recognized in the condensed consolidated statements of operations related to the collaboration agreement is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2026	2025	2026	2025
Collaboration agreement revenue recognized	$650	$386	$2,932	$2,000

As of September 30, 2026, the cumulative amount of consideration allocated to the performance obligation and revenue recognized under the P&G agreement is $10.3 million.

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

Adding foreign DNA from other species can add new traits, but requires a long and expensive regulatory path. A 2022 study for CropLife International, examining the period from 2017-2022, estimated that genetically modified organism (GMO) trait development cost $115.0 million and required 16.5 years from discovery to commercialization on average, with regulatory work the longest phase and about $43.0 million of the cost.

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

Cibus has spent 25 years building the capability to do this, and it is not one technique. It is a single standardized proprietary system that runs from gene to plant. Cibus calls this system Direct BreedingSM. Inside it are trait discovery, cell biology, and tissue culture, a toolkit of editing reagents, genotyping and automation, and trait validation. Cibus has demonstrated regeneration of whole plants from single cells in nine crops on its platform: Rice, Canola/Winter Oilseed Rape, Wheat, Flax, Peanut, Potato, Sugar Beet, Cassava, and Alfalfa; additional crops such as Soybean and Indian Mustard are in development. Cibus is actively developing traits in five crops: Rice, Canola/Winter Oilseed Rape, Soybean, Alfalfa, and Indian Mustard.

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

Cibus expects to earn revenue in multiple ways. Partners fund programs to develop a specific trait or sustainable ingredient or seed companies license Cibus traits and pay a royalty on every acre planted. For licensed traits, this revenue primarily scales with acres, not with headcount. This is not a new business model: traits have earned royalties for their developers for decades, and farmers know their value. As a relationship matures, both mechanisms extend across a partner’s portfolio from a single trait in a single crop toward a pipeline of improvements in yield, disease resistance, and crop quality.

Near term, Cibus is focused on Rice herbicide tolerance and sustainable ingredients. Those two programs are where Cibus concentrates a major portion of its own development spending. Because platforms in other crops are also operational or underway, a program in any crop with an operational platform can therefore begin with trait development work rather than with years of platform construction.

Business update

During the third quarter of 2026 and through the date of this Quarterly Report, Cibus advanced its two priority programs, began work under a partner-funded program in Indian mustard, and completed the review of its cost structure and capital allocation announced in August 2026. The Company continues to work with its global seed company partners to change the scale and speed of breeding and to work with its consumer goods customers to advance toward the commercial production of its first biofragrance product.

Rice: During the third quarter of 2026, Cibus continued to pursue additional customers, with ongoing discussions with potential customers in Brazil and India. During the third quarter of 2026, the Company’s Rice herbicide tolerance traits performed well in Latin American field trials conducted in test varieties, and in late September 2026 entered field testing in the Company’s Latin American customer Interoc’s own Rice varieties, with results expected in the first quarter of 2027. The Company continues to negotiate toward a definitive commercialization agreement with Interoc. Such an agreement would license Interoc to sell commercializable seed carrying Cibus traits in its markets in exchange for a royalty on the acres planted with seed carrying Cibus traits with initial commercial launch targeted for as early as 2028. Cibus has seven Rice seed-company customers across Latin America and the United States. Latin America represents the bulk of what Cibus estimates to be an approximately $200.0 million annual addressable royalty opportunity for its Rice trait portfolio across an estimated 5-7 million peak addressable acres. The Company is preparing a trait regulatory dossier for authorization to import Rice trait material into Brazil and is continuing discussions with additional seed companies in Latin America and India. Expansion into the United States is currently planned for 2029 or 2030, paired with the herbicide registration timeline of the Company’s herbicide partner. Trait validation trials in customers’ own varieties during the 2026 and 2027 seasons will be a key factor in setting the timing of an initial launch. Customer programs include both inbred and hybrid varieties.

Sustainable Ingredients: Cibus’ Sustainable Ingredients program is in a commercial ramp-up phase with the Company’s consumer-products partner. Cibus began receiving payments for pre-commercial scale up materials in the fourth quarter of 2025. The partner has confirmed that both of the Company’s first two biofragrance ingredients are approved for use in its products. Cibus initiated its manufacturing process for the Company's anticipated biofragrance production runs. Cibus presented additional biofragrances to its partner and subsequently, larger quantities of two of these additional biofragrances have been requested to advance their product development. The Company's partner continues to evaluate the Company's additional fragrance ingredients which are in development using its proprietary technology and process. Cibus is currently operating the sustainable ingredients program under a direct sales model rather than the previously-assumed royalty model. Cibus also continues to advance a partially partner-funded sustainable ingredients program in Soybean within the broader Sustainable Ingredients portfolio, with editing work in soybean tissue under way.

Other programs: In Canola, work on Light Leaf Spot disease resistance advanced under the Department for Environment, Food, and
Rural Affairs (DEFRA) funded UK Farming Innovation Programme (LLS-Erased). Light Leaf Spot is one of the most damaging diseases of the United Kingdom’s Oilseed Rape crop, and the fungicides that have controlled it are becoming less effective. Cibus is recreating the resistance change in elite Winter Oilseed Rape lines for the consortium, and the work is advancing on schedule. Pod shatter reduction prevents seed pods from opening and dropping seed before harvest. Following three years of field trials in customer germplasm, Cibus filed a notification with DEFRA during the third quarter of 2026 for the release of its precision bred pod shatter reduction plants and received approval for trial planting in England under the Precision Bred Organisms framework. Cibus’ second-generation Canola herbicide tolerance trait, intended to give growers an additional option against hard-to-control weeds, confirmed tolerance to its target herbicide in 2026 field trials at three locations, although drought limited yield data to one location. In nutrient-use efficiency, Cibus has prepared multiple Canola seed lines and is preparing to transfer these edited Canola seed lines to the John Innes Centre for evaluation. The transfer, previously expected in the third quarter of 2026, is now expected in the fourth quarter of 2026. The John Innes Centre will evaluate the trait in Spring Oilseed Rape under a sponsored research agreement. Cibus is also beginning the same nutrient-use efficiency edit in Rice. In September 2026, Cibus announced an agreement with Crystal Crop Protection Limited to develop gene-edited traits in Indian Mustard (Brassica juncea), which Crystal Crop will evaluate and potentially commercialize in India. The partner-funded program with Crystal Crop commenced during the third quarter of 2026 with an assessment of regeneration from single cells in Crystal Crop’s Mustard varieties. Cibus also continued work toward an expected operational Soybean platform, which would support its sustainable ingredients program in Soybean and for which editing reagents have been validated.

Regulatory: In June 2026, following conclusion of trilogue negotiations in December 2025, the European Union approved legislation generally treating crops improved through precise genomic edits with genetic changes comparable to those achievable through conventional breeding (no foreign DNA added) on the same basis as conventionally bred crops. Herbicide tolerant plants and plants engineered to produce insecticidal substances are excluded from this regulatory treatment. The legislation entered into force in July 2026 and is in a two-year implementation period, during which the European Commission will develop the necessary secondary legislation and implementing acts; Cibus follows that process closely through industry associations. Under the Precision Bred Organisms framework applicable with respect to England, Cibus has filed a notification and received approval to plant its pod-shatter-reduction trait in Winter Oilseed Rape in the United Kingdom this fall. Once implementing regulations are finalized, Cibus expects to file materials for regulatory determination in the European Union. Cibus has received determinations from the United States Department of Agriculture’s Animal and Plant Health Inspection Service that its traits are not “regulated articles” subject to its biotechnology regulations. Ecuador has confirmed that Cibus’ herbicide tolerance traits in Rice are equivalent to traits developed through conventional breeding and subject to the same regulations as conventional seed, and Peru has established a case-by-case technical framework under which gene-edited products lacking foreign DNA are evaluated for possible exclusion from its Modified Living Organism classification. The United States Food and Drug Administration has completed its review of the Company’s altered-lignin Alfalfa trait and issued a letter stating it has no further questions. In Latin America, regulatory policies continue to develop, and Cibus works with its seed company customers and the national agencies.

Cost structure: Cibus continued its capital discipline and operational efficiency actions during the third quarter of 2026. During 2026 the Company implemented several initiatives to structurally reduce its cost base, including resource reallocations as well as workforce reductions, consolidated its laboratory activities at its primary Nancy Ridge facility, and reviewed its corporate and back-office functions, resulting in lower support-function costs, reduced spending on consultants and other external vendors, and tighter controls over travel and other discretionary expenditures. The Company also implemented several initiatives aimed at efficiency and productivity gains, including simplifying its legal-entity structure, improving integration of its financial systems, and increased use of technology and AI-enabled tools where appropriate. As previously discussed, the Company conducted a review of its cost structure and capital allocation, which reinforced its focus on the programs with the clearest near-term commercial opportunities, Sustainable Ingredients and Rice, while preserving targeted investment in programs that management believes could create significant longer-term value, including nutrient-use efficiency and disease resistance. The Company intends to limit incremental growth investments to its highest-priority opportunities and to manage those investments within its cash usage objectives. During 2026, including in the third quarter, the Company has recognized grant income associated with its Light Leaf Spot research program and a grant supporting its Soybean work, and in the third quarter of 2026 began invoicing under a new partner-funded research program for Indian mustard, recognized in revenue. The Company continues to expect an annual net cash usage run-rate of approximately $35.0 million exiting 2026.

The Company has incurred net losses since its inception. As of September 30, 2026, the Company had an accumulated deficit of $923.6 million. The Company’s net loss was $65.3 million for the nine months ended September 30, 2026. As Cibus continues to develop its pipeline of productivity traits and as a result of its limited commercial activities, Cibus expects to continue to incur significant expenses and operating losses for the next several years. Those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025
A summary of the Company’s results of operations for the three months ended September 30, 2026, and 2025 follows:

	Three Months Ended September 30,
In Thousands, except per share and percentage values	2026	2025	$ Change	% Change
Revenue	$800	$615	$185	30%
Research and development	7,913	10,784	(2,871)	(27)%
Selling, general, and administrative	5,393	5,269	124	2%
Loss from operations	(12,506)	(15,438)	2,932	19%
Royalty liability interest expense - related parties	(9,843)	(9,030)	(813)	(9)%
Other interest income, net	44	158	(114)	(72)%
Non-operating income, net	368	1	367	36,700%
Loss before income taxes	(21,937)	(24,309)	2,372	10%
Income tax (expense) benefit	(4)	6	(10)	(167)%
Net loss	$(21,941)	$(24,303)	$2,362	10%
Net loss attributable to noncontrolling interest	—	(762)	762	100%
Net loss attributable to Cibus, Inc. stockholders	$(21,941)	$(23,541)	$1,600	7%
Basic and diluted net loss per share of Class A common stock	$(0.29)	$(0.44)	$0.15	34%

Revenue

Revenue was $0.8 million in the third quarter of 2026, an increase of $0.2 million from the third quarter of 2025. The increase was primarily driven by amounts earned from collaboration agreements related to contract research for Sustainable Ingredients.

Research and Development Expense

Research and development (R&D) expense was $7.9 million in the third quarter of 2026, a decrease of $2.9 million from the third quarter of 2025. The decrease was primarily due to a $1.5 million decrease in personnel-related expenses primarily resulting from lower headcount, a $0.9 million decrease in facilities-related expenses primarily resulting from cost reduction initiatives, including the closure of the Oberlin facility and wind-down of operations at the Roseville, Minnesota facility, and a $0.4 million decrease in product development and lab supply costs primarily resulting from a streamlined focus and prioritization of development programs and lower headcount.

Selling, General, and Administrative Expense

Selling, general, and administrative (SG&A) expense was $5.4 million in the third quarter of 2026, an increase of $0.1 million from the third quarter of 2025. The increase was primarily due to a $0.1 million increase in facilities-related expenses primarily resulting from relocating equipment from the Roseville, Minnesota facility and a $0.1 million increase in professional fees, which is primarily the result of a $0.4 million increase from a litigation liability reduction in the prior-year period, partially offset by a $0.3 million decrease from cost reduction initiatives. These increases are partially offset by a $0.2 million decrease in personnel-related expenses primarily resulting from lower headcount.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties (non-cash) was $9.8 million in the third quarter of 2026, an increase of $0.8 million from the third quarter of 2025. The increase was driven by the recognition of interest expense on the accumulating Royalty Liability balance.

Other Interest Income, net

Other interest income, net was nominal in the third quarter of 2026, a decrease of $0.1 million from the third quarter of 2025. The decrease was driven by lower average cash balances during the period.

Non-Operating Income, net

Non-operating income, net was $0.4 million in the third quarter of 2026, an increase of $0.4 million from the third quarter of 2025. The increase was primarily driven by grant income recognized for research work performed by Cibus.

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest in the third quarter of 2026, compared to $0.8 million in the third quarter of 2025. The decrease was due to the exchange of all remaining Up-C Units during 2025, after which there were no remaining holders of noncontrolling interests in Cibus Global.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025
A summary of the Company’s results of operations for the nine months ended September 30, 2026, and 2025 follows:

	Nine Months Ended September 30,
In Thousands, except per share and percentage values	2026	2025	$ Change	% Change
Revenue	$3,475	$2,582	$893	35%
Research and development	25,136	34,811	(9,675)	(28)%
Selling, general, and administrative	15,890	21,776	(5,886)	(27)%
Goodwill impairment	—	20,950	(20,950)	(100)%
Loss from operations	(37,551)	(74,955)	37,404	50%
Royalty liability interest expense - related parties	(28,439)	(26,075)	(2,364)	(9)%
Other interest income, net	183	383	(200)	(52)%
Non-operating income, net	516	417	99	24%
Loss before income taxes	(65,291)	(100,230)	34,939	35%
Income tax expense	(17)	(23)	6	26%
Net loss	$(65,308)	$(100,253)	$34,945	35%
Net loss attributable to noncontrolling interest	—	(4,454)	4,454	100%
Net loss attributable to Cibus, Inc. stockholders	$(65,308)	$(95,799)	$30,491	32%
Basic and diluted net loss per share of Class A common stock	$(0.89)	$(2.21)	$1.32	60%
Revenue

Revenue was $3.5 million in the first nine months of 2026, an increase of $0.9 million from the first nine months of 2025. The increase was primarily driven by amounts earned from collaboration agreements related to contract research for Sustainable Ingredients.

Research and Development Expense

R&D expense was $25.1 million in the first nine months of 2026, a decrease of $9.7 million from the first nine months of 2025. The decrease was primarily due to a $4.4 million decrease in personnel-related expenses primarily resulting from lower headcount, a $3.7 million decrease in facilities-related expenses primarily resulting from cost reduction initiatives, including the closure of the Oberlin facility and wind-down of operations at the Roseville, Minnesota facility, and a $1.5 million decrease in product development and lab supply costs primarily resulting from a streamlined focus and prioritization of development programs and lower headcount.

Selling, General, and Administrative Expense

SG&A expense was $15.9 million in the first nine months of 2026, a decrease of $5.9 million from the first nine months of 2025. The decrease was primarily due to a $4.9 million decrease in corporate, technology, and professional fees-related expenses primarily resulting from a $2.6 million decrease in litigation expense recognized in the prior-year period associated with the repayment of previously awarded insurance proceeds and a $2.3 million decrease primarily resulting from lower spending on external advisory, accounting, tax and audit services as well as corporate and technology expenses, and a $1.2 million decrease in personnel-related expenses primarily resulting from a decrease in non-cash stock compensation expense.

Goodwill Impairment

There was no goodwill impairment in the first nine months of 2026, compared to $21.0 million recognized during the same period in 2025. The decrease was due to a goodwill impairment charge recognized in the first quarter of 2025 as a result of a decline in the fair value of the Company’s reporting unit, primarily driven by a sustained decline in the market price of the Company’s Class A Common Stock.

Royalty Liability Interest Expense - Related Parties

Royalty liability interest expense - related parties (non-cash) was $28.4 million in the first nine months of 2026, an increase of $2.4 million from the first nine months of 2025. The increase was driven by the recognition of interest expense on the accumulating Royalty Liability balance.

Other Interest Income, net

Other interest income, net was $0.2 million in the first nine months of 2026, a decrease of $0.2 million from the first nine months of 2025. The decrease was driven by lower average cash balances during the period.

Non-Operating Income, net

Non-operating income, net was $0.5 million in the first nine months of 2026, an increase of $0.1 million from the first nine months of 2025. The increase was driven by $0.5 million of grant income recognized for research work performed by Cibus partially offset by a $0.4 million decrease related to the fair value adjustment of the liability classified common warrants.

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest in the first nine months of 2026, compared to $4.5 million in the first nine months of 2025. The decrease was due to the exchange of all remaining Up-C Units during 2025, after which there were no remaining holders of noncontrolling interests in Cibus Global.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company’s primary source of liquidity is its cash and cash equivalents, with additional capital resources accessible from the capital markets, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq regulations.

The Company’s liquidity funds its non-discretionary cash requirements and its discretionary spending. The Company has contractual obligations related to recurring business operations, primarily related to lease payments for its corporate and laboratory facilities. The Company’s principal discretionary cash spending is for salaries, capital expenditures, short-term working capital payments, and professional and other transaction-related expenses incurred as the Company pursues additional financing. Until the Company is able to obtain additional public or private financing, it currently expects to satisfy its near-term requirements with its remaining cash on hand and proceeds that may be raised from the ATM Facility, defined below.

As of September 30, 2026, the Company had $10.7 million of cash and cash equivalents. Current liabilities were $13.9 million as of

September 30, 2026. The Company incurred a net loss of $65.3 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $923.6 million and expects to continue to incur losses in the future.
Cash Flows from Operating Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Net loss	$(65,308)	$(100,253)	$34,945	35%
Royalty liability interest expense - related parties	28,439	26,075	2,364	9%
Goodwill impairment	—	20,950	(20,950)	(100)%
Depreciation and amortization	3,452	4,629	(1,177)	(25)%
Stock-based compensation	4,590	6,363	(1,773)	(28)%
Loss on disposal of assets, net	4	84	(80)	(95)%
Change in fair value of liability classified Class A common stock warrants	(37)	(467)	430	92%
Other	7	45	(38)	(84)%
Changes in operating assets and liabilities	(1,346)	5,403	(6,749)	(125)%
Net cash used in operating activities	$(30,199)	$(37,171)	$6,972	19%

Net cash used in operating activities was $30.2 million in the first nine months of 2026, a decrease in cash used of $7.0 million from the first nine months of 2025. The decrease in cash used is driven by an $11.1 million decrease in net loss, primarily related to an increase of $0.9 million in revenue and $0.3 million in non-operating income, net in addition to cost reduction initiatives including decreases of $3.9 million in personnel and travel related expenses, $2.4 million in facilities and other corporate expenses, $2.1 million in professional fees, and $1.5 million in lab supplies and field trials. The improved net loss is offset by a decrease of $4.2 million from the changes in operating assets and liabilities. The decrease is due to $1.7 million lower accounts payable and accrued expenses, $1.2 million lower right-of-use assets and liabilities due to the end of Nancy Ridge rent abatement, $0.9 million higher prepaid expenses, $0.5 million lower deferred revenue, offset by $0.1 million lower accounts receivable.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from sales of property, plant, and equipment	$43	$—	$43	NM
Purchases of property, plant, and equipment	(73)	(492)	419	85%
Net cash used in investing activities	$(30)	$(492)	$462	94%
NM – not meaningful

Net cash used in investing activities was nominal in the first nine months of 2026, a decrease of $0.5 million from the first nine months of 2025. The decrease in cash used was driven by a decrease in purchases of property, plant, and equipment from the prior year.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
In Thousands, except percentage values	2026	2025	$ Change	% Change
Proceeds from issuances of securities	$37,409	$50,100	$(12,691)	(25)%
Costs paid related to issuances of securities	(5,562)	(2,202)	(3,360)	(153)%
Payment of taxes related to restricted stock units withheld from employees	(187)	(71)	(116)	(163)%
Repayments of financing lease obligations	—	(113)	113	100%
Repayments of notes payable	(637)	(608)	(29)	(5)%
Net cash provided by financing activities	$31,023	$47,106	$(16,083)	(34)%

Net cash provided by financing activities was $31.0 million in the first nine months of 2026, a decrease of $16.1 million from the first nine months of 2025. The decrease was primarily due to a decrease of $16.1 million of net proceeds from less capital raised in 2026.

Capital Resources

The Company’s primary source of liquidity is its remaining cash and cash equivalents, with additional capital resources accessible, subject to market conditions and other factors, including limitations that may apply to the Company under applicable Nasdaq and SEC regulations, from the capital markets, including through stock offerings of common stock or other securities, which may be implemented pursuant to the Company’s effective registration statement on Form S-3.

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

ATM Facility

On May 15, 2026, the Company entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies, LLC (Jefferies). Pursuant to the terms of the Sales Agreement, the Company may offer and sell through Jefferies, from time-to-time and at its sole discretion, shares of the Company’s Class A Common Stock, having an aggregate offering price of up to $50.0 million (ATM Facility). During the nine months ended September 30, 2026, the Company issued 96,680 shares of Class A Common Stock under the ATM Facility. Due to commissions and other offering expenses payable by the Company related to the establishment of the ATM Facility, there were no net proceeds received in the nine months ended September 30, 2026.

Operating Capital Requirements

The Company has incurred losses since its inception and anticipates that it will continue to generate losses for the next several years. The Company’s net loss was $65.3 million and cash used in operating activities was $30.2 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had $10.7 million of remaining cash and cash equivalents. Current liabilities were $13.9 million as of September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these condensed consolidated financial statements.

Cibus has taken a series of cost cutting initiatives designed to streamline its cost structure, however, in light of Cibus’ current significant capital resource constraints, Cibus will need to raise additional capital in the near term to sustain its business plans. The successful execution of Cibus’ business plans, and the financing necessary to sustain these plans, is not within the Company’s control.

In light of these streamlining cost reduction actions, the Company has significantly reduced its annual net cash usage. Cibus expects an annual net cash usage run-rate of approximately $35.0 million exiting 2026, reflecting such continued cost discipline, while making additional strategic investments with available capital resources geared toward growth, such as technology and personnel, in the Company’s highest priority commercial programs. The Company anticipates that such efforts will contribute toward an appropriate balance between improved cash flow and financial stability and strategic growth. The Company is in the process of completing the consolidation of its core operations to San Diego, California while prioritizing resources toward advancing its Rice and Sustainable Ingredients programs with additional investments to support growth such as in technology and personnel.

Cibus expects to finance future cash needs through (i) available cash on hand, (ii) commercialization activities, which may result in various types of revenue streams from future product development agreements and technology licenses, including upfront and milestone payments, annual license fees, and royalties, (iii) government or other third party funding, (iv) public or private equity or debt financings (including through the continued availability of the ATM Facility or another continuous offering facility), or (v) a combination of the foregoing. However, capital generated by commercialization activities, if any, is expected to be received over a period of time and near-term additional capital may not be available on reasonable terms, if at all. In particular, Cibus’ current liquidity and capital resources are significantly constrained, which may introduce additional challenges in respect of near term financing opportunities. Cibus' Board of Directors continues to evaluate a full range of strategic alternatives to maximize stockholder value.

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

The Company’s ability to continue as a going concern will depend on its ability to obtain additional near term public or private equity or debt financing (including through the continued availability of the ATM Facility or another continuous offering facility), obtain government or private grants and other similar types of funding, attain further operating efficiencies, reduce or contain expenditures, and, ultimately, to generate revenue. The Company believes that its cash and cash equivalents as of September 30, 2026, is not sufficient to fund its operations for a period of 12 months or more from the date of this filing. Taking into account the impact of cost saving initiatives implemented through the date of this Quarterly Report on Form 10-Q and without giving effect to potential financing transactions Cibus may pursue, Cibus expects that its existing cash and cash equivalents is sufficient to fund planned operating expenses and capital expenditure requirements into early in the first quarter of 2027, reflecting current cash usage expectations. The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company has based this estimate on assumptions that may prove to be wrong. Circumstances and business conditions may change that would require the Company to use its cash resources for purposes beyond those that are currently forecast. Any such unexpected uses of cash resources necessarily shorten the Company’s cash runway, as projected without taking into account such matters. In addition, changes in market conditions, including market volatility arising out of dynamic and shifting global trade policies, and the Company’s currently constrained liquidity and capital resources position may reduce the Company’s opportunities to raise additional capital, including through the public or private capital markets and the ATM Facility.

The Company will need to raise additional capital to support its business plans to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued and in light of current cash and cash equivalents, in the near term. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms in the near term, the Company may have to implement additional, more stringent cost reduction measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full. If the Company raises additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Any of these events could impact the Company’s business, financial condition, and prospects.

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

The Company was not a party to any material pending legal proceedings as of September 30, 2026. Notwithstanding the foregoing, in September 2026, the landlord of the Company’s Roseville, Minnesota facility initiated litigation alleging breach of the lease agreement for nonpayment of rent. The Company has recognized its contractual lease obligations and applicable related charges. Based on management’s current assessment, the Company does not expect the resolution of this matter to result in a material loss in excess of amounts already recognized.

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

As of September 30, 2026, there were no material changes in the Company's critical accounting policies and estimates as disclosed in its Annual Report.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, its principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings as of September 30, 2026. From time-to-time, the Company may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes in risk factors from those disclosed in the Company’s Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, the Company did not issue any unregistered equity securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of Class A Common Stock or Class B Common Stock during the period covered by this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, 100,037 shares of Class A Common Stock were withheld for net share settlement resulting from restricted stock unit award vesting.

Item 5. Other Information.

During the Company’s fiscal quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

Item 6. Exhibits.
(a)Index of Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

3.2	Amended and Restated Bylaws of Cibus, Inc., dated May 31, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 1, 2023)

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL (contained in Exhibit 101)

_______________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2026.

CIBUS, INC.

By:	/s/ Craig Wichner
Name:	Craig Wichner
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cornelis (Carlo) Broos
Name:	Cornelis (Carlo) Broos
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)